Form 10-Q
period 2022-06-30
SHORE BANCSHARES INC
filed 2022-08-15
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 10, 2022 was 19,850,142.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2022	2021
ASSETS	(unaudited)
Cash and due from banks	$18,473	$16,919
Interest-bearing deposits with other banks	384,536	566,694
Cash and cash equivalents	403,009	583,613
Investment securities:
Available-for-sale, at fair value	94,689	116,982
Held to maturity, at amortized cost - fair value of $415,435 (2022) and $401,524 (2021)	458,957	404,594
Equity securities, at fair value	1,271	1,372
Restricted securities, at cost	9,894	4,159

Loans held for sale, at fair value	7,306	37,749

Loans held for investment	2,264,579	2,119,175
Less: allowance for credit losses	(15,483)	(13,944)
Loans, net	2,249,096	2,105,231

Premises and equipment, net	52,244	51,624
Goodwill	63,281	63,421
Other intangible assets, net	6,507	7,535
Other real estate owned, net	197	532
Mortgage servicing rights, at fair value	5,228	4,087
Right-of-use assets	9,979	11,370
Cash surrender value on life insurance	58,437	47,935
Other assets	22,455	19,932
TOTAL ASSETS	$3,442,550	$3,460,136

LIABILITIES
Deposits:
Noninterest-bearing	$889,122	$927,497
Interest-bearing	2,125,209	2,098,739
Total deposits	3,014,331	3,026,236

Securities sold under retail repurchase agreements	—	4,143
Advances from FHLB - long-term	10,054	10,135
Subordinated debt	42,917	42,762
Total borrowings	52,971	57,040

Lease liabilities	10,216	11,567
Other liabilities	12,255	14,600
TOTAL LIABILITIES	3,089,773	3,109,443

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 19,849,563 (2022) and 19,807,533 (2021)	198	198
Additional paid in capital	200,914	200,473
Retained earnings	158,316	149,966
Accumulated other comprehensive (loss) income	(6,651)	56
TOTAL STOCKHOLDERS' EQUITY	352,777	350,693
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,442,550	$3,460,136

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$23,452	$14,381	$45,537	$28,747
Interest and dividends on taxable investment securities	2,392	1,095	4,377	2,025
Interest on deposits with other banks	826	55	1,080	102
Total interest income	26,670	15,531	50,994	30,874

INTEREST EXPENSE
Interest on deposits	1,511	1,056	2,869	2,240
Interest on short-term borrowings	—	2	2	3
Interest on long-term borrowings	541	370	1,075	729
Total interest expense	2,052	1,428	3,946	2,972

NET INTEREST INCOME	24,618	14,103	47,048	27,902
Provision for credit losses	200	650	800	1,075

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	24,418	13,453	46,248	26,827

NONINTEREST INCOME
Service charges on deposit accounts	1,438	683	2,797	1,357
Trust and investment fee income	447	475	961	882
Interchange credits	1,253	1,036	2,291	1,906
Mortgage-banking revenue	1,096	—	2,963	—
Title Company revenue	426	—	749	—
Other noninterest income	1,173	709	2,118	1,315
Total noninterest income	5,833	2,903	11,879	5,460

NONINTEREST EXPENSE
Salaries and wages	8,898	4,262	18,460	8,404
Employee benefits	2,269	1,493	4,931	3,337
Occupancy expense	1,485	770	3,052	1,584
Furniture and equipment expense	411	412	840	719
Data processing	1,668	1,217	3,275	2,344
Directors' fees	210	154	400	303
Amortization of other intangible assets	511	120	1,028	246
FDIC insurance premium expense	429	223	772	408
Other real estate owned expenses, net	57	1	51	2
Legal and professional fees	811	648	1,448	1,164
Merger-related expenses	241	377	971	377
Other noninterest expenses	3,104	1,199	5,198	2,486
Total noninterest expense	20,094	10,876	40,426	21,374

Income before income taxes	10,157	5,480	17,701	10,913
Income tax expense	2,658	1,449	4,589	2,884

NET INCOME	$7,499	$4,031	$13,112	$8,029

Basic and diluted net income per common share	$0.38	$0.34	$0.66	$0.68

Dividends paid per common share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Net income	$7,499	$4,031	$13,112	$8,029

Other comprehensive (loss):
Investment securities:
Unrealized holding (losses) on available-for-sale-securities	(6,161)	(194)	(9,226)	(1,269)
Tax effect	1,682	53	2,519	346

Total other comprehensive (loss)	(4,479)	(141)	(6,707)	(923)
Comprehensive income	$3,020	$3,890	$6,405	$7,106

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income (loss)	Equity
Balances, January 1, 2022	$198	$200,473	$149,966	$56	$350,693

Net income	—	—	5,613	—	5,613

Other comprehensive (loss)	—	—	—	(2,228)	(2,228)

Common shares issued for employee stock purchase plan	—	37	—	—	37

Stock-based compensation	—	130	—	—	130

Cash dividends declared	—	—	(2,381)	—	(2,381)

Balances, March 31, 2022	$198	$200,640	$153,198	$(2,172)	$351,864

Net Income	—	—	7,499	—	7,499

Other comprehensive (loss)	—	—	—	(4,479)	(4,479)

Common shares issued for employee stock purchase plan	—	102	—	—	102

Stock-based compensation	—	172	—	—	172

Cash dividends declared	—	—	(2,381)	—	(2,381)

Balances, June 30, 2022	$198	$200,914	$158,316	$(6,651)	$352,777

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2021	$118	$52,167	$141,205	$1,529	$195,019

Net Income	—	—	3,998	—	3,998

Other comprehensive (loss)	—	—	—	(782)	(782)

Retirement of common stock	—	(819)	—	—	(819)

Stock-based compensation	—	97	—	—	97

Cash dividends declared	—	—	(1,409)	—	(1,409)

Balances, March 31, 2021	$118	$51,445	$143,794	$747	$196,104

Net Income	—	—	4,031	—	4,031

Other comprehensive (loss)	—	—	—	(141)	(141)

Stock-based compensation	—	99	—	—	99

Cash dividends declared	—	—	(1,411)	—	(1,411)

Balances, June 30, 2021	$118	$51,544	$146,414	$606	$198,682

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Six Months Ended
	June 30,
(In thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$13,112	$8,029
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(816)	(142)
Provision for credit losses	800	1,075
Depreciation and amortization	2,901	1,277
Net amortization of securities	781	687
Amortization of debt issuance costs	61	61
(Gain) on mortgage banking activities	(1,878)	—
Proceeds from sale of mortgage loans held for sale	104,005	—
Originations of loans held for sale	(72,301)	—
Stock-based compensation expense	302	196
Deferred income tax expense (benefit)	81	(578)
(Gains) on valuation adjustments on mortgage servicing rights	(478)	—
Losses on sales and valuation adjustments on other real estate owned	44	2
Fair value adjustment on equity securities	108	20
Bank owned life insurance income	(410)	(545)
Net changes in:
Accrued interest receivable	(368)	1,229
Other assets	304	(1,127)
Accrued interest payable	5	(90)
Other liabilities	(3,202)	446
Net cash provided by operating activities	43,051	10,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	12,778	23,862
Proceeds from maturities and principal payments of investment securities held to maturity	23,613	3,037
Purchases of securities held to maturity	(78,468)	(136,422)
Purchases of equity securities	(7)	(10)
Net (purchase) redemption of restricted securities	(5,735)	437
Net change in loans	(143,947)	(18,156)
Purchases of premises and equipment	(1,720)	(1,048)
Proceeds from sales of other real estate owned	394	—
Improvements to other real estate owned	(34)	—
Purchases of bank owned life insurance	(10,092)	(10,109)
Net cash (used in) investing activities	(203,218)	(138,409)

Net changes in:
Noninterest-bearing deposits	(38,375)	28,918
Interest-bearing deposits	26,704	151,004
Short-term borrowings	(4,143)	1,857
Common stock dividends paid	(4,762)	(2,820)
Retirement of common stock	—	(819)
Issuance of common stock	139	—
Net cash (used in) provided by financing activities	(20,437)	178,140
Net (decrease) increase in cash and cash equivalents	(180,604)	50,271
Cash and cash equivalents at beginning of period	583,613	186,917
Cash and cash equivalents at end of period	$403,009	$237,188

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

Supplemental cash flows information:
Interest paid	$4,101	$3,046
Income taxes paid	$2,261	$2,441
Recognition (remeasurement of) lease liabilities arising from right-of-use assets	$(678)	$1,132
Transfers from loans to other real estate owned	$69	$205
Unrealized (loss) on securities available for sale	$(9,226)	$(1,269)

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2022, the consolidated results of income and comprehensive income for the three and six months ended June 30, 2022 and 2021, changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021, have been included. All such adjustments are of a normal recurring nature. The amounts as of December 31, 2021 were derived from the 2021 audited financial statements. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2021. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries, Shore United Bank, N.A. (the “Bank”).

Recent Accounting Standards and Other Authoritative Guidance

ASU No. 2016-13 – In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  At this time, the Company has established a project management team which meets periodically to discuss and assign roles and responsibilities, key tasks to complete, and a general timeline to be followed for implementation. The team has been working with an advisory consultant and has purchased a vendor model for implementation. Historical data has been collected and uploaded to the new model and the team is in the process of finalizing the methodologies that will be utilized. The team is currently running a parallel simulation to its current incurred loss model. The Company is continuing to evaluate the extent of the potential impact of this standard and continues to keep current on evolving interpretations and industry practices via webcasts, publications, conferences, and peer bank meetings.

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

ASU No. 2022-02 – In March 2022, the (FASB) issued (ASU)  No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancing’s and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of troubled debt restructurings (TDR), an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

ASU No. 2022-03 - In June 2022, the (FASB) issued (ASU) No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023.  Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

ASU No. 2020-04 – In March 2020, the (FASB) issued (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the (FASB) issued (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  At present, the Bank has limited exposure to LIBOR based pricing. LIBOR based loans only comprise 19 loans or 3.9% of the loan portfolio. The Bank is confident it can successfully negotiate a migration to the Secured Overnight Financing Rate (“SOFR”) between now and the implementation date. The Bank will notify customers within 120 days prior to migration to SOFR. The Bank acknowledges the replacement rate will be more volatile based on different countries migrating to different indexes and limited liquidity to support the rate. The Bank further acknowledges the volatility will be greatly influenced by the support provided by the Federal Reserve.

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

The acquisition of Severn was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at estimated fair values on the Acquisition Date. The provisional amount of goodwill recognized as of the Acquisition Date was approximately $45.9 million. The Company will continue to keep the measurement of goodwill open for any additional adjustments to the fair value of certain accounts, for example loans, that may arise during the Company’s final review procedures of any updated information. If considered necessary, any subsequent adjustments to the fair value of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill within the first 12 months following the Acquisition Date. The goodwill is not expected to be deductible for tax purposes.

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

The consideration paid for Severn’s common equity and outstanding stock options and the provisional fair values of acquired identifiable assets and assumed identifiable liabilities were as follows:

(In thousands, except per share data)
Purchase Price Consideration:
Fair value of common shares issued (8,053,088 shares) based on Shore Bancshares, Inc. share price of $18.48	$148,821
Cash consideration	20,631
Cash paid for cash-out Severn stock options	310
Cash for fractional shares	3
Total purchase price	$169,765

Identifiable assets:
Cash and cash equivalents	$326,725
Total securities	146,292
Loans held for sale	9,613
Loans, net (1)	584,776
Premises and equipment, net	24,768
Other real estate owned	329
Core deposit intangible asset	6,550
Other assets (1)	20,304
Total identifiable assets	$1,119,357

Identifiable liabilities:
Deposits	$955,288
Total debt	28,341
Other liabilities	11,727
Total identifiable liabilities	$995,356
Provisional fair value of net assets acquired including identifiable intangible assets	124,001
Provisional resulting goodwill (1)	$45,764
(1)	Includes the effect of measurement period adjustments recorded in the first quarter of 2022 and reconciled in the table below.

The following table details the changes in fair value of net assets acquired and liabilities assumed from the amounts reported for the year ended December 31, 2021 (dollars in thousands).

Goodwill at December 31, 2021	$45,904
Effect of adjustments to:
Loans, net	(192)
Other assets	52
Goodwill at June 30, 2022	$45,764

The adjustment to goodwill made during the first quarter of 2022 was related to the fair value of certain acquired loans, net of the related deferred tax impact which was determined to be higher than their acquisition date fair values.

Acquired loans

The following table outlines the contractually required payments receivable, cash flows we expected to receive, and the accretable yield for all Severn purchased credit-impaired (PCI) loans as of the acquisition date.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net Income	$7,499	$4,031	$13,112	$8,029
Weighted average shares outstanding - Basic	19,847	11,752	19,838	11,749
Dilutive effect of common stock equivalents-options	—	2	—	1
Weighted average shares outstanding - Diluted	19,847	11,754	19,838	11,750

Earnings per common share - Basic and Diluted	$0.38	$0.34	$0.66	$0.68

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and six months June 30, 2021. There were no potentially dilutive shares outstanding during the three and six months ended June 30, 2022.

Note 4 – Investment Securities

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2022
U.S. Government agencies	$22,238	$9	$2,760	$19,487
Mortgage-backed	79,579	11	6,303	73,287
Other Debt securities	2,022	—	107	1,915
Total	$103,839	$20	$9,170	$94,689

December 31, 2021
U.S. Government agencies	$22,932	$7	$634	$22,305
Mortgage-backed	91,948	1,318	629	92,637
Other Debt securities	2,026	14	—	2,040
Total	$116,906	$1,339	$1,263	$116,982

No available for sale securities were sold during the three and six months ended June 30, 2022 and 2021.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held-to-maturity securities:
June 30, 2022
U.S. Government agencies	$104,847	$—	$8,254	$96,593
Mortgage-backed	341,709	47	35,006	306,750
States and political subdivisions	400	—	—	400
Other debt securities	12,001	—	309	11,692
Total	$458,957	$47	$43,569	$415,435

December 31, 2021
U.S. Government agencies	$87,072	$20	$1,231	$85,861
Mortgage-backed	302,604	301	2,248	300,657
States and political subdivisions	400	2	—	402
Other debt securities	14,518	95	9	14,604
Total	$404,594	$418	$3,488	$401,524

Equity securities with an aggregate fair value of $1.3 million at June 30, 2022 and $1.4 million at December 31, 2021 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $(108) thousand for the six months ended June 30, 2022 and $(20) thousand for the six months ended June 30, 2021, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2022
Available-for-sale securities:
U.S. Government agencies	$2,097	$155	$15,395	$2,605	$17,492	$2,760
Mortgage-backed	44,686	2,320	27,615	3,983	72,301	6,303
Other debt securities	1,915	107	—	—	1,915	107
Total	$48,698	$2,582	$43,010	$6,588	$91,708	$9,170

Held-to-maturity securities:
U.S. Government agencies	$77,296	$5,945	$19,297	$2,309	$96,593	$8,254
Mortgage-backed	258,844	29,538	32,690	5,468	291,534	35,006
Other debt securities	8,691	309	—	—	8,691	309
Total	$344,831	$35,792	$51,987	$7,777	$396,818	$43,569

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
Available-for-sale securities:
U.S. Government agencies	$1,561	$1	$17,368	$633	$18,929	$634
Mortgage-backed	39,851	593	3,562	36	43,413	629
Total	$41,412	$594	$20,930	$669	$62,342	$1,263

Held-to-maturity securities:
U.S. Government agencies	$64,268	$1,005	$11,719	$226	$75,987	$1,231
Mortgage-backed	226,918	1,836	14,564	412	241,482	2,248
Other debt securities	491	9	—	—	491	9
Total	$291,677	$2,850	$26,283	$638	$317,960	$3,488

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

There were one hundred five available-for-sale securities and one hundred sixty-four held-to-maturity securities in an unrealized loss position at June 30, 2022.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2022.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$34	$33	$4,415	$4,396
Due after one year through five years	2,254	2,211	50,829	48,325
Due after five years through ten years	51,738	48,323	91,469	86,063
Due after ten years	49,813	44,122	312,244	276,651
Total	$103,839	$94,689	$458,957	$415,435

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Anne Arundel County, Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Construction	$263,069	$239,353
Residential real estate	695,421	654,769
Commercial real estate	953,090	896,229
Commercial	158,345	203,377
Consumer	194,654	125,447
Total loans	2,264,579	2,119,175
Allowance for credit losses	(15,483)	(13,944)
Total loans, net	$2,249,096	$2,105,231

Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Included in loans were deferred costs, net of fees, of $846 thousand and $1.2 million at June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, included in total loans were $31.3 million and $39.9 million in loans, respectively, net of discounts on acquired loans of $416 thousand and $516 thousand, respectively, as part of the Northwest Bancshares, Inc. branch acquisition in 2017. At June 30, 2022 and December 31, 2021, included in total loans were $451.5 million and $553.0 million in loans, acquired as part of the acquisition of Severn. These balances were presented net of the related discount which totaled $7.6 million and $8.4 million at June 30, 2022 and December 31, 2021, respectively. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

During 2021 and 2020, the Company participated in the Small Business Administration’s Paycheck Protection Program (PPP). As of June 30, 2022, the Company held PPP loans with a total outstanding balance of $1.7 million, inclusive of loans issued pre-merger and those acquired from Severn, which are included in the commercial loan segment in the table above. As of December 31, 2021, the Company held PPP loans with a total outstanding balance of $27.6 million, of which $9.2 million was acquired from Severn, which are included in the commercial loan segment in the table above. The decrease is due to repayment and forgiveness received as of June 30, 2022. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. These net fees are being accreted to interest income over the remaining contractual lives of the loans. Upon forgiveness of a PPP loan and repayment by the SBA, which may be prior to the loan’s maturity, the remainder of any unrecognized net fees are recognized as interest income.

The following tables provide information about all loans acquired from Severn.

	June 30, 2022
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$32,398	$426,735	$459,133
Carrying amount
Construction	$681	$53,864	$54,545
Residential real estate	15,492	138,304	153,796
Commercial real estate	12,860	187,851	200,711
Commercial	239	41,451	41,690
Consumer	23	767	790
Total loans	$29,295	$422,237	$451,532

	December 31, 2021
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$36,943	$524,474	$561,417
Carrying amount
Construction	$2,379	$91,823	$94,202
Residential real estate	17,326	167,580	184,906
Commercial real estate	13,594	202,819	216,413
Commercial	321	56,200	56,521
Consumer	30	921	951
Total loans	$33,650	$519,343	$552,993

The following table presents a summary of the change in the accretable yield on PCI loans acquired from Severn.

For the Six Months Ended
(Dollars in thousands)	June 30, 2022
Accretable yield, beginning of period	$5,367
Accretion	(788)
Reclassification of nonaccretable difference due to improvement in expected cash flows	325
Other changes, net	237
Accretable yield, end of period	$5,141

At June 30, 2022, the Bank was servicing $341.8 million in loans for the Federal National Mortgage Association and $75.9 million in loans for the Federal Home Loan Mortgage Corporation.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2022 and December 31, 2021.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
June 30, 2022
Loans individually evaluated for impairment	$472	$5,801	$3,782	$204	$103	$10,362
Loans collectively evaluated for impairment	261,916	674,128	936,448	157,902	194,528	2,224,922
Acquired loans - PCI	681	15,492	12,860	239	23	29,295
Total loans	$263,069	$695,421	$953,090	$158,345	$194,654	$2,264,579

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$158	$—	$—	$3	$161
Loans collectively evaluated for impairment	3,345	2,620	4,441	1,681	3,235	15,322
Acquired loans - PCI	—	—	—	—	—	—
Total allowance	$3,345	$2,778	$4,441	$1,681	$3,238	$15,483

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2021
Loans individually evaluated for impairment	$321	$3,717	$3,833	$226	$—	$8,097
Loans collectively evaluated for impairment	236,653	633,726	878,802	202,830	125,417	2,077,428
Acquired loans - PCI	2,379	17,326	13,594	321	30	33,650
Total loans	$239,353	$654,769	$896,229	$203,377	$125,447	$2,119,175

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$172	$1	$—	$—	$173
Loans collectively evaluated for impairment	2,454	2,686	4,597	2,070	1,964	13,771
Acquired loans - PCI	—	—	—	—	—	—
Total allowance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

The allowance for loan losses was 0.68% of total loans and 0.89% when excluding PPP loans and acquired loans, at June 30, 2022 compared to 0.66% and 0.93% at December 31, 2021.

The following tables provide information on impaired loans and any related allowance by loan class as of June 30, 2022 and December 31, 2021. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
June 30, 2022
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$314	$322	$—
Residential real estate	941	840	18	—	1,487	1,482	—
Commercial real estate	540	539	—	—	740	823	—
Commercial	379	204	—	—	208	265	—
Consumer	47	47	—	—	31	52	—
Total	$2,204	$1,927	$18	$—	$2,780	$2,944	$—

Impaired accruing TDRs:
Construction	$17	$17	$—	$—	$18	$20	$—
Residential real estate	5,196	2,660	2,199	158	2,773	3,221	56
Commercial real estate	2,509	2,123	386	—	2,147	2,431	38
Commercial	—	—	—	—	—	—	—
Consumer	56	—	56	3	—	9	—
Total	$7,778	$4,800	$2,641	$161	$4,938	$5,681	$94

Other impaired accruing loans:
Construction	$158	$158	$—	$—	$265	$133	$3
Residential real estate	84	84	—	—	5	17	4
Commercial real estate	734	734	—	—	524	471	4
Commercial	—	—	—	—	—	4	1
Consumer	—	—	—	—	—	19	—
Total	$976	$976	$—	$—	$794	$644	$12

Total impaired loans:
Construction	$472	$472	$—	$—	$597	$475	$3
Residential real estate	6,221	3,584	2,217	158	4,265	4,720	60
Commercial real estate	3,783	3,396	386	—	3,411	3,725	42
Commercial	379	204	—	—	208	269	1
Consumer	103	47	56	3	31	80	—
Total	$10,958	$7,703	$2,659	$161	$8,512	$9,269	$106

		Recorded	Recorded		June 30, 2022
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
December 31, 2021
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$297	$—
Residential real estate	882	803	—	—	1,204	1,307	—
Commercial real estate	994	606	—	—	2,214	2,613	—
Commercial	380	216	—	—	241	246	—
Consumer	—	—	—	—	9	19	—
Total	$2,553	$1,922	$—	$—	$3,965	$4,482	$—

Impaired accruing TDRs:
Construction	$24	$24	$—	$—	$31	$32	$1
Residential real estate	2,965	475	2,361	172	3,354	3,442	89
Commercial real estate	2,807	2,352	455	1	3,005	3,035	46
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$5,796	$2,851	$2,816	$173	$6,390	$6,509	$136

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—	$—
Residential real estate	78	78	—	—	359	606	7
Commercial real estate	420	420	—	—	479	495	2
Commercial	10	10	—	—	—	25	—
Consumer	—	—	—	—	—	—	—
Total	$508	$508	$—	$—	$838	$1,126	$9

Total impaired loans:
Construction	$321	$321	$—	$—	$328	$329	$1
Residential real estate	3,925	1,356	2,361	172	4,917	5,355	96
Commercial real estate	4,221	3,378	455	1	5,698	6,143	48
Commercial	390	226	—	—	241	271	—
Consumer	—	—	—	—	9	19	—
Total	$8,857	$5,281	$2,816	$173	$11,193	$12,117	$145

The following tables provide a roll-forward for TDRs as of June 30, 2022 and June 30, 2021.

	1/1/2022						6/30/2022
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For the Six Months Ended
June 30, 2022
Accruing TDRs
Construction	$24	$—	$(7)	$—	$—	$—	$17	$—
Residential real estate	2,836	—	(51)	—	(20)	—	2,765	158
Commercial real estate	2,807	—	(134)	—	—	(561)	2,112	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$5,667	$—	$(192)	$—	$(20)	$(561)	$4,894	$158

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	(3)	—	20	—	17	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	216	—	(21)	—	—	—	195	—
Consumer	—	—	—	—	—	—	—	—
Total	$216	$—	$(24)	$—	$20	$—	$212	$—

Total	$5,883	$—	$(216)	$—	$—	$(561)	$5,106	$158

	1/1/2021						6/30/2021
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For the Six Months Ended
June 30, 2021
Accruing TDRs
Construction	$34	$—	$(4)	$—	$—	$—	$30	$—
Residential real estate	3,845	—	(57)	—	—	(459)	3,329	90
Commercial real estate	3,118	—	(139)	—	—	—	2,979	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$6,997	$—	$(200)	$—	$—	$(459)	$6,338	$90

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	258	—	(21)	—	—	—	237	—
Consumer	—	—	—	—	—	—	—	—
Total	$258	$—	$(21)	$—	$—	$—	$237	$—

Total	$7,255	$—	$(221)	$—	$—	$(459)	$6,575	$90

There were no loans modified and considered to be TDRs during the three and six months ended June 30, 2022 and June 30, 2021.

There were no TDRs which subsequently defaulted within 12 months of modification for the three and six months ended June 30, 2022 and 2021. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to other real estate owned (OREO) or repossessed assets.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At June 30, 2022, there were no nonaccrual loans classified as special mention or doubtful and $2.7 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2021, there were no nonaccrual loans classified as special mention or doubtful and $2.0 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings as of June 30, 2022 and December 31, 2021.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	PCI	Total
June 30, 2022
Construction	$237,742	$22,473	$1,824	$349	$—	$681	$263,069
Residential real estate	643,626	34,220	988	1,095	—	15,492	695,421
Commercial real estate	822,320	114,236	1,461	2,213	—	12,860	953,090
Commercial	140,086	17,319	497	204	—	239	158,345
Consumer	194,375	208	—	48	—	23	194,654
Total	$2,038,149	$188,456	$4,770	$3,909	$—	$29,295	$2,264,579

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	PCI	Total
December 31, 2021
Construction	$210,287	$24,513	$1,877	$297	$—	$2,379	$239,353
Residential real estate	596,694	38,309	1,539	901	—	17,326	654,769
Commercial real estate	724,561	151,209	4,535	2,330	—	13,594	896,229
Commercial	186,176	16,654	—	226	—	321	203,377
Consumer	125,200	215	—	2	—	30	125,447
Total	$1,842,918	$230,900	$7,951	$3,756	$—	$33,650	$2,119,175

The following tables provide information on the aging of the loan portfolio as of June 30, 2022 and December 31, 2021.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	PCI	Total
June 30, 2022
Construction	$261,432	$450	$—	$209	$659	$297	$681	$263,069
Residential real estate	677,181	614	729	—	1,343	1,405	15,492	695,421
Commercial real estate	938,714	161	21	594	776	740	12,860	953,090
Commercial	157,862	—	40	—	40	204	239	158,345
Consumer	194,474	110	—	—	110	47	23	194,654
Total	$2,229,663	$1,335	$790	$803	$2,928	$2,693	$29,295	$2,264,579
Percent of total loans	98.5%	0.1%	—%	—%	0.1%	0.1%	1.3%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	PCI	Total
December 31, 2021
Construction	$235,757	$920	$—	$—	$920	$297	$2,379	$239,353
Residential real estate	635,166	1,371	25	78	1,474	803	17,326	654,769
Commercial real estate	881,350	259	—	420	679	606	13,594	896,229
Commercial	202,503	183	62	10	255	298	321	203,377
Consumer	125,130	287	—	—	287	—	30	125,447
Total	$2,079,906	$3,020	$87	$508	$3,615	$2,004	$33,650	$2,119,175
Percent of total loans	98.2%	0.1%	—%	—%	0.1%	0.1%	1.6%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and six months ended June 30, 2022 and June 30, 2021. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
June 30, 2022
Allowance for credit losses:
Beginning Balance	$2,857	$2,575	$4,500	$1,805	$2,973	$14,710

Charge-offs	—	(4)	(6)	(122)	(15)	(147)
Recoveries	4	73	555	72	16	720
Net (charge-offs) recoveries	4	69	549	(50)	1	573

Provision	484	134	(608)	(74)	264	200
Ending Balance	$3,345	$2,778	$4,441	$1,681	$3,238	$15,483

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
June 30, 2021
Allowance for credit losses:
Beginning Balance	$2,796	$3,699	$5,097	$2,000	$721	$14,313

Charge-offs	—	—	—	(46)	—	(46)
Recoveries	5	57	64	44	1	171
Net (charge-offs) recoveries	5	57	64	(2)	1	125

Provision	(227)	56	439	(119)	501	650
Ending Balance	$2,574	$3,812	$5,600	$1,879	$1,223	$15,088

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For six months ended
June 30, 2022
Allowance for credit losses:
Beginning Balance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

Charge-offs	—	(4)	(6)	(214)	(31)	(255)
Recoveries	7	119	705	140	23	994
Net (charge-offs) recoveries	7	115	699	(74)	(8)	739

Provision	884	(195)	(856)	(315)	1,282	800
Ending Balance	$3,345	$2,778	$4,441	$1,681	$3,238	$15,483

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For six months ended
June 30, 2021
Allowance for credit losses:
Beginning Balance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

Charge-offs	—	—	—	(107)	(4)	(111)
Recoveries	10	63	64	96	3	236
Net (charge-offs) recoveries	10	63	64	(11)	(1)	125

Provision	542	50	110	(199)	572	1,075
Ending Balance	$2,574	$3,812	$5,600	$1,879	$1,223	$15,088

Foreclosure Proceedings

There were $81 thousand of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of June 30, 2022 and $311 thousand as of  December 31, 2021, respectively. There was 1 residential real estate property included in the balance of other real estate owned totaling $18 thousand at June 30, 2022 and 1 residential real estate property totaling $203 thousand at December 31, 2021.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of June 30, 2022 and December 31, 2021.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2022		December 31, 2021
Lease liabilities	$10,216		$11,567
Right-of-use assets	$9,979		$11,370
Weighted average remaining lease term	12.96	years	13.61	years
Weighted average discount rate	2.51%		2.48%

	For the Three Months Ended		For the Six Months Ended
Lease cost (in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$332	$208	$666	$395
Short-term lease cost	—	—	—	—
Total lease cost	$332	$208	$666	$395

Cash paid for amounts included in the measurement of lease liabilities	$311	$165	$621	$331

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	June 30, 2022
Six months ending December 31, 2022	$621
Twelve months ending December 31, 2023	1,147
Twelve months ending December 31, 2024	1,072
Twelve months ending December 31, 2025	881
Twelve months ending December 31, 2026	916
Twelve months ending December 31, 2027	849
Thereafter	6,584
Total undiscounted cash flows	$12,070
Discount	1,854
Lease liabilities	$10,216

Total gross rental income was $254 thousand for the three months ended June 30, 2022 and $526 thousand for the six months ended June 30, 2022.

The following table presents our minimum future annual rental income on such leases as of June 30, 2022.

(In thousands)	June 30, 2022
Six months ending December 31, 2022	$396
2023	792
2024	685
2025	703
2026	720
Thereafter	1,938
Total	$5,234

Note 7 – Goodwill and Other Intangibles

The following table provides information on the significant components of goodwill and other acquired intangible assets at June 30, 2022 and December 31, 2021.

June 30, 2022
						Weighted
	Gross	Measurement	Accumulated		Net	Average
	Carrying	Period	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Adjustments	Charges	Amortization	Amount	(in years)

Goodwill	$65,631	$(140)	$(1,543)	$(667)	$63,281	—

Other intangible assets
Amortizable
Core deposit intangible	$10,504	$—	$—	$(3,997)	$6,507	2.7
Total other intangible assets	$10,504	$—	$—	$(3,997)	$6,507

December 31, 2021
						Weighted
	Gross		Accumulated		Net	Average
	Carrying		Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Additions	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$45,903	$(1,543)	$(667)	$63,421	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$6,550	$—	$(2,969)	$7,535	2.9
Total other intangible assets	$3,954	$6,550	$—	$(2,969)	$7,535

The aggregate amortization expense was $1.0 million for the six months ended June 30, 2022 and $246 thousand for the six months ended June 30, 2021.

At June 30, 2022, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2022	$960
2023	1,682
2024	1,376
2025	1,070
2026	765
2027	459
Thereafter	195
Total amortizing intangible assets	$6,507

Note 8 – Other Assets

The Company had the following other assets at June 30, 2022 and December 31, 2021.

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Accrued interest receivable	$7,087	$6,719
Deferred income taxes	5,366	2,926
Prepaid expenses	2,914	2,865
Income taxes receivable	—	616
Derivatives	568	435
Other assets	6,520	6,371
Total	$22,455	$19,932

Note 9 - Subordinated Debt

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

The Company has used the net proceeds of this offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes and bear an initial interest rate of 5.375% until September 1, 2025, with interest during this period payable semi-annually in arrears. From and including September 1, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 526.5 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after September 1, 2025. Initial debt issuance costs were $611 thousand. The debt balance of $24.6 million is presented net of unamortized issuance costs of $387 thousand at June 30, 2022.

In conjunction with the acquisition of Severn, the Company assumed $20.6 million in junior subordinated debt securities (“2035 Debentures”). The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by the Company. The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures. The 2035 Debentures held by the Trust are the sole assets of the Trust. Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures. We have entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee. The recorded balance was $18.3 million at June 30, 2022 and $18.2 million December 31, 2021, which included fair value adjustments of $2.3 million and $2.4 million, respectively.

Under the terms of the 2035 Debentures, the Company is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of June 30, 2022, the Company was current on all interest due on the 2035 Debentures.

Note 10 – Other Liabilities

The Company had the following other liabilities at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Accrued interest payable	$697	$692
Accrued salaries and wages	1,326	3,422
Accounts payable	186	2,745
Deferred compensation liability	5,176	4,660
Income taxes payable	1,819	—
Other liabilities	3,051	3,081
Total	$12,255	$14,600

Note 11 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 500,449 shares remained available for grant at June 30, 2022.

The following tables provide information on stock-based compensation expense for the three and six months ended June 30, 2022 and 2021.

	For Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Stock-based compensation expense	$172	$99	$302	$196
Excess tax benefits related to stock-based compensation	2	2	45	3

	June 30,
(Dollars in thousands)	2022		2021
Unrecognized stock-based compensation expense	$461		$230
Weighted average period unrecognized expense is expected to be recognized	0.7	years	0.6	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2022.

	Six Months Ended June 30, 2022
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	29,425	$15.57
Granted	33,605	20.49
Vested	(25,293)	13.43
Forfeited	—	—
Nonvested at end of period	37,737	$20.10

The fair value of restricted stock awards that vested during the first six months of 2022 and 2021 was $505 thousand and $236 thousand, respectively.

There were no stock options granted during the six months ended June 30, 2022 and June 30, 2021. All of the Company’s previously issued stock options that were outstanding on January 1, 2021 were either exercised or expired prior to December 31, 2021.

Note 12 – Derivatives

The Company maintains and accounts for derivatives, in the form of interest rate lock commitments (IRLCs) and mandatory forward contracts, in accordance with the FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses through mortgage-banking revenue in the Consolidated Statements of Income.

IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. We are exposed to price risk from the time a mortgage loan is locked in until the time the loan is sold. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 120 days, however, this period may be longer for construction to permanent loans that are originated with the intent of selling in the secondary market. For these IRLCs and our closed inventory in loans held for sale, we attempt to protect the Bank from changes in interest rates through the use of to be announced (TBA) securities, which are forward contracts, as well as, to a  significantly lesser degree, loan level commitments in the form of best efforts and mandatory forward contracts. These assets and liabilities are included in the Consolidated Balance Sheets in other assets and accrued expenses and other liabilities, respectively.

The following table provides information pertaining to the carrying amounts of our derivative financial instruments at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Asset - IRLCs	$10,098	$146	$17,557	$380
Asset - TBA securities	27,231	422	26,500	55
Liability - TBA securities	14,500	220	20,500	41

Note 13 – Accumulated Other Comprehensive Income (Loss)

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021.

Unrealized
gains (losses) on
available for sale
(Dollars in thousands)	securities
Balance, December 31, 2021	$56
Other comprehensive (loss)	(6,707)
Balance, June 30, 2022	$(6,651)

Balance, December 31, 2020	$1,529
Other comprehensive (loss)	(923)
Balance, June 30, 2021	$606

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

LHFS

Loans held for sale (LHFS) are carried at fair value, which is determined based on Mark to Trade (MTT) for allocated/committed loans or Mark to Market (MTM) analysis for unallocated/uncommitted loans based on third-party pricing models (Level 2).

MSRs

The fair value of mortgage servicing rights (MSRs) is determined using a valuation model administered by a third party that calculates the present value of estimated future net servicing income (Level 3). The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, and other ancillary income such as late fees. Management reviews all significant assumptions on a quarterly basis. Mortgage loan prepayment speed, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal. The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk. Both assumptions can, and generally will, change as market conditions and interest rates change.

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

IRLCs

We utilize a third-party specialist model to estimate the fair value of our IRLCs, which are valued based upon mortgage securities (TBA) prices less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower (Level 3).

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2022
MSRs (1)	$5,228	Market Approach	Weighted average prepayment speed (PSA) (2)	121

IRLCs - net asset	$146	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	92%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2021
MSRs (1)	$4,087	Market Approach	Weighted average prepayment speed (PSA) (2)	156

IRLCs - net asset	$380	Market Approach	Range of pull through rate	77% - 100%
			Average pull through rate	93%
(1)	The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)	PSA = Public Securities Association Standard Prepayment Model

The following table presents activity in MSRs for the three and six months ended June 30, 2022.

	For the Three Months Ended	For the Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2022
Beginning balance	$5,113	$4,087
Servicing rights resulting from sales of loans	192	664
Valuation adjustment	(77)	477
Ending balance	$5,228	$5,228

The following table presents activity in the IRLCs for the three and six months ended June 30, 2022.

	For the Three Months Ended	For the Six Months Ended
(Dollars in thousands)	June 30, 2022	June 30, 2022
Beginning balance	$217	$380
Valuation adjustment	(71)	(234)
Ending balance	$146	$146

Forward Contracts

To avoid interest rate risk, we hedge the open locked/closed position with TBA forward trades. On a regular basis, we allocate disbursed loans to mandatory commitments with government-sponsored enterprises (“GSE”) and private investors delivering the loans within 120 days of origination to maximize interest earnings. For a small percentage of our business, we enter into best efforts forward sales commitments with investors at the time we make an IRLC to a borrower. Once a loan has been closed and funded, the best efforts commitments convert to mandatory forward sales commitments. The mandatory commitments are derivatives, and we measure and report them at fair value. Fair value is based on the gain or loss that would occur if we were to pair-off the transaction with the investor at the measurement date. This is a level 2 input. We have elected to measure and report best efforts commitments at fair value, when outstanding, using a valuation methodology similar to that used for mandatory commitments.

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

The following tables present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021. No assets were transferred from one hierarchy level to another during the first six months of 2022 or 2021.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Assets:
Securities available for sale:
U.S. Government agencies	$19,487	$—	$19,487	$—
Mortgage-backed	73,287	—	73,287	—
Other Debt Securities	1,915	—	1,915	—
	94,689	—	94,689	—

Equity securities	1,271	—	1,271	—

TBA securities	422	—	422	—
LHFS	7,306	—	7,306	—
MSRs	5,228	—	—	5,228
IRLCs	146	—	—	146

Total assets at fair value	$109,062	$—	$103,688	$5,374

Liabilities:
TBA securities	$220	$—	$220	$—

Total liabilities at fair value	$220	$—	$220	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Assets:
Securities available for sale:
U.S. Government agencies	$22,305	$—	$22,305	$—
Mortgage-backed	92,637	—	92,637	—
Other Debt Securities	2,040	—	2,040	—
	116,982	—	116,982	—

Equity securities	1,372	—	1,372	—

TBA securities	55	—	55	—
LHFS	37,749	—	37,749	—
MSRs	4,087	—	—	4,087
IRLCs	380	—	—	380

Total assets at fair value	$160,625	$—	$156,158	$4,467

Liabilities:
TBA securities	$41	$—	$41	$—

Total liabilities at fair value	$41	$—	$41	$—

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

The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at June 30, 2022 and December 31, 2021, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
June 30, 2022
Nonrecurring measurements:

Impaired loans	$618	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$1,879	Discounted cash flow analysis	(1)	Discount rate		6% - 7.25%	(6%)

Other real estate owned	$197	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 20%	(2%)

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
December 31, 2021
Nonrecurring measurements:

Impaired loans	$617	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$2,026	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%	(6%)

Other real estate owned	$532	Appraisal of collateral	(1)	Appraisal adjustments	(2)	20% - 40%	(35%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table. Fair values for June 30, 2022 and December 31, 2021 were estimated using an exit price notion.

	June 30, 2022		December 31, 2021
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$403,009	$403,009	$583,613	$583,613

Level 2 inputs
Investment securities available for sale	$94,689	$94,689	$116,982	$116,982
Investment securities held to maturity	458,957	415,435	404,594	401,524
Equity securities	1,271	1,271	1,372	1,372
Restricted securities	9,894	9,894	4,159	4,159
LHFS	7,306	7,306	37,749	37,749
TBA securities	422	422	55	55
Cash surrender value on life insurance	58,437	58,437	47,935	47,935

Level 3 inputs
Loans, net	$2,249,096	$2,206,033	$2,105,231	$2,106,373
MSRs	5,228	5,228	4,087	4,087
IRLCs	146	146	380	380

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$889,122	$889,122	$927,497	$927,497
Checking plus interest	642,223	642,223	524,143	524,143
Money market	714,511	714,511	889,099	889,099
Savings	320,463	320,463	225,546	225,546
Club	1,091	1,091	388	388
Certificates of deposit	446,921	447,349	459,563	461,135
Securities sold under retail repurchase agreement	—	—	4,143	4,143
Advances from FHLB - long-term	10,054	9,988	10,135	10,187
Subordinated debt	42,917	43,475	42,762	44,876
TBA Securities	220	220	41	41

Note 15 – Commitments and Contingencies

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

The following table provides information on commitments outstanding at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Commitments to extend credit	$404,294	$421,088
Letters of credit	9,064	8,399
Total	$413,358	$429,487

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

The Company provides banking services to customers who do business in the cannabis industry.  Prior to the second quarter of 2022, the Company restricted these businesses to include only those in the medical-use cannabis industry in the state of Maryland.  During the second quarter of 2022, the Company expanded its cannabis banking program to include both medical and adult -use licensees in other states, with an initial offering of the Company’s existing Maryland customers with multi-state operations. While the Company is providing banking services to customers that are engaged in the growing, processing, and sales of cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally-insured financial institution being subject to such aiding and abetting liability, the strict enforcement of Feral laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines.  There is an uncertainty of the potential impact to the Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of June 30, 2022, the Company had not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our cannabis industry customers:

● Deposit and loan balances at June 30, 2022 were approximately $27.0 million, or 0.9% of total deposits, and $42.3 million, or 1.9% of total gross loans, respectively.

● Interest and noninterest income for the six months ended June 30, 2022, were approximately $1.2 million and $1.0 million, respectively

In the normal course of business, the Company and the Bank may become involved in litigation arising from banking, financial, and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results, or liquidity.

Note 16 – Segment Reporting

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

The following tables present certain information regarding our business segments for the three and six months ended June 30, 2022.

	Community		Consolidated
(Dollars in thousands)	Banking	Mortgage Banking	Total
For the Three Months Ended June 30, 2022
Interest Income	$26,478	$192	$26,670
Interest Expense	2,043	9	2,052
Net interest income	24,435	183	24,618
Provision for credit losses	200	—	200
Net interest income after provision for credit losses	24,235	183	24,418
Noninterest income	4,737	1,096	5,833
Noninterest expense	19,006	1,088	20,094
Income (loss) before income taxes	9,966	191	10,157
Income tax expense (benefit)	2,608	50	2,658
Net income (loss)	$7,358	$141	$7,499
Total assets, June 30, 2022	$3,429,420	$13,130	$3,442,550

	Community		Consolidated
(Dollars in thousands)	Banking	Mortgage Banking	Total
For the Six Months Ended June 30, 2022
Interest Income	$50,650	$344	$50,994
Interest Expense	3,927	19	3,946
Net interest income	46,723	325	47,048
Provision for credit losses	800	—	800
Net interest income after provision for credit losses	45,923	325	46,248
Noninterest income	8,916	2,963	11,879
Noninterest expense	37,352	3,074	40,426
Income before income taxes	17,487	214	17,701
Income tax expense	4,536	53	4,589
Net income	$12,951	$161	$13,112
Total assets, June 30, 2022	$3,429,420	$13,130	$3,442,550

Note 17 – Revenue Recognition

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

All contract issuance costs are expensed as incurred. We had no contract assets or liabilities at June 30, 2022.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,438	$683	$2,797	$1,357
Trust and investment fee income	447	475	961	882
Interchange income	1,253	1,036	2,291	1,906
Title Company revenue	426	—	749	—
Other noninterest income	582	456	1,042	760
Noninterest Income (in-scope of Topic 606)	4,146	2,650	7,840	4,905
Noninterest Income (out-of-scope of Topic 606)	1,687	253	4,039	555
Total Noninterest Income	$5,833	$2,903	$11,879	$5,460

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2022, and December 31, 2021, the Company did not have any significant contract balances.

Note 18 – Subsequent Event

On July 6, 2022, the Company announced a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to $5.0 million of the Company’s Common Stock, representing approximately 1.4% of its issued and outstanding Common Stock based on the closing price of the Company’s Common Stock on July 5, 2022. The program may be limited or terminated at any time without prior notice. The program will expire on March 31, 2023.

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

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank, N.A. The Bank operates 30 full-service branches in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County, Anne Arundel County and Worcester County in Maryland, Kent County, Delaware and in Accomack County, Virginia. The Company engages in trust and wealth management services through Wye Financial Partners, a division of Shore United Bank, N.A. The Company also engages in title work for real estate transactions through Mid-MD Title.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of June 30, 2022, the Company had a banking and mortgage reporting unit.

OVERVIEW

The Company reported net income of $7.5 million for the second quarter of 2022, or diluted income per common share of $0.38, compared to net income of $4.0 million, or diluted income per common share of $0.34, for the second quarter of 2021. For the first quarter of 2022, the Company reported net income of $5.6 million, or diluted income per common share of $0.28. Net income, excluding merger related expenses, for the second quarter of 2022 was $7.7 million or $0.39 per diluted common share, compared to net income, excluding merger related expenses, of $6.2 million or $0.31 per diluted common share for the first quarter of 2022. When comparing net income, excluding merger related expenses, for the second quarter of 2022 to the second quarter of 2021, net income increased $3.3 million, primarily due to increases in net interest income of $10.5 million and noninterest income of $2.9 million, partially offset by an increase in noninterest expenses of $9.4 million resulting from the acquisition of Severn Bank (“Severn”) in November 2021.   When comparing the second quarter of 2022 to the first quarter of 2022, net income, excluding merger related expenses, increased $1.5 million, due to increases in net interest income of $2.2 million and a lower provision of credit losses of $400 thousand.  Merger-related expenses were recorded for the second quarter of 2022 and the first quarter of 2022 of $241 thousand and $730 thousand, respectively.

For the first six months of 2022, the Company reported net income of $13.1 million, or diluted income per common share of $0.66, compared to net income of $8.0 million, or diluted income per common share of $0.68, for the first six months of 2021. When comparing net income for the first six months of 2022 to the first six months of 2021, the increase in net income was primarily due to an increase in net interest income of $19.1 million and noninterest income of $6.4 million. These improvements to income were partially offset by an increase in noninterest expense of $19.1 million resulting from the Severn merger.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $24.7 million for the second quarter of 2022 and $14.1 million for the second quarter of 2021. Tax-equivalent net interest income was $22.5 million for the first quarter of 2022. The increase in net interest income when comparing the second quarter of 2022 to the second quarter of 2021 and the first quarter of 2022, was due to increases in interest and fees on loans and income from taxable investment securities, partially offset by increases in interest expense on interest-bearing deposits and subordinated debt primarily due to the acquisition of Severn. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the second quarter of 2022 was 3.10% which was an increase of 19bps when compared to 2.91% for the second quarter of 2021 and an increase of 32bps when compared to 2.78% for the first quarter of 2022. The improvement in net interest margin in the second quarter of 2022 when compared to the second quarter of 2021 and the first quarter of 2022 was due to higher average loan balances, accretion income from purchased loans and higher rates paid on lower yielding assets.

Interest Income

On a tax-equivalent basis, interest income increased $11.1 million, or 71.6%, for the second quarter of 2022 when compared to the second quarter of 2021. The improvement to interest income was the result of increases in interest and fees on loans, income from investment securities and higher rates paid on interest-bearing deposits with other banks. The primary driver for the increase in interest income on loans was the higher average volume of loans of $772.5 million, significantly impacted by the acquisition of Severn in the fourth quarter of 2021 coupled with a higher average yield of 25bps.  The average balance of taxable investment securities increased $260.1 million, providing $1.3 million of additional income.

On a tax-equivalent basis, interest income increased $2.3 million, or 9.6%, for the second quarter of 2022 when compared to the first quarter of 2022. The increase was primarily a result of growth in the average balance in loans of $81.4 million, or 3.8%. In addition, the average balance of taxable investment securities increased $15.2 million, or 2.9%, and the average yield increased 26bps, which provided $407 thousand of additional income.

Interest Expense

Interest expense increased $624 thousand, or 43.7%, when comparing the second quarter of 2022 to the second quarter of 2021. The increase in interest expense from the second quarter of 2021 was the result of increases in expenses on interest-bearing deposits of $455 thousand and both long-term advances from FHLB and subordinated debt for a combined $171 thousand all of which were significantly impacted by the acquisition of Severn in the 4th quarter of 2021.

Interest expense increased $158 thousand, or 8.3%, when comparing the second quarter of 2022 to the first quarter of 2022 primarily due to an increase in interest expense on deposits. The rates paid on interest-bearing deposits increased slightly to 29bps in the second quarter of 2022 from 26 bps in the first quarter of 2022.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2022 and 2021.

	For Three Months Ended			For Three Months Ended
	June 30, 2022			June 30, 2021
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$2,217,139	$23,490	4.25%	$1,444,684	$14,419	4.00%
Investment securities:
Taxable	546,252	2,392	1.75	286,121	1,095	1.53
Interest-bearing deposits	426,535	826	0.78	218,704	55	0.10
Total earning assets	3,189,926	26,708	3.36%	1,949,509	15,569	3.20%
Cash and due from banks	26,162			16,908
Other assets	218,353			109,457
Allowance for credit losses	(15,273)			(14,660)
Total assets	$3,419,168			$2,061,214

Interest-bearing liabilities
Demand deposits	$644,881	354	0.22%	$405,473	132	0.13%
Money market and savings deposits	1,019,295	522	0.21	605,202	251	0.17
Certificates of deposit $100,000 or more	234,325	337	0.58	135,376	350	1.04
Other time deposits	221,714	298	0.54	143,821	323	0.90
Interest-bearing deposits	2,120,215	1,511	0.29	1,289,872	1,056	0.33
Securities sold under retail repurchase agreements and short-term FHLB advances	—	—	—	3,123	2	0.26
Advances from FHLB - long-term	10,075	15	0.60	—	—	—
Subordinated debt	42,876	527	4.93	24,474	370	6.06
Total interest-bearing liabilities	2,173,166	2,053	0.38%	1,317,469	1,428	0.43%
Noninterest-bearing deposits	872,883			532,276
Other liabilities	19,927			13,937
Stockholders’ equity	353,192			197,532
Total liabilities and stockholders’ equity	$3,419,168			$2,061,214

Net interest spread		$24,655	2.98%		$14,141	2.77%
Net interest margin			3.10%			2.91%

Tax-equivalent adjustment
Loans		$38			$38
Total		$38			$38

(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%,

exclusive of nondeductible interest expense.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations.

Net Interest Income

Tax-equivalent net interest income increased $19.1 million, or 68.4%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The higher net interest income was due to an increase in interest income of $20.1 million, or 65.0%, specifically increased interest and fees on loans of $16.8 million, or 58.3%, primarily due to an increase in the average loan balance of $740.5 million, or 51.1%, coupled with accretion income from acquired loans of $1.5 million for the six months of 2022.  Taxable investment securities and interest on deposits with other banks increased $2.4 million and $978 thousand, respectively. The increase in interest expense was the result of an increase in the average balance on interest bearing deposits of $860.6 million, or 68.1%, despite the rates paid on the deposits declining 9bps.  Interest on long term borrowings increased by $346 thousand due to the acquisition of long-term advances from the FHLB and junior subordinated debt acquired as part of the Severn acquisition.  This resulted in a net interest margin of 2.94% for the six months ended June 30, 2022 compared to 2.96% for the six months ended June 30, 2021.

Interest Income

On a tax-equivalent basis, interest income increased $20.1 million, or 65.0%, for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021. The increase was primarily due to higher interest and fees on loans of $16.8 million, or 58.3%, and taxable investment securities of $2.4 million, or 116.1%. The increase in interest and fees on loans was due to a higher average balance of loans of $740.5 million, or 51.1%, primarily due to the acquisition of Severn in the 4th quarter of 2021. The increase in interest on taxable investment securities was due to a higher average balance in these securities of $281.5 million, or 109.5%.

Interest Expense

Interest expense increased $974 thousand, or 32.8%, when comparing the six months ended June 30, 2022 to the six months ended June 30, 2021. The increase in interest expense was the result of an increase in interest-bearing deposits of $860.6 million, or 68.1%, despite the rates paid on these accounts declining 9bps. Interest on long-term borrowings increased by $346 thousand due to the acquisition of long-term advances with the FHLB and junior subordinated debt acquired as part of the Severn acquisition.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2022 and 2021.

	For Six Months Ended			For Six Months Ended
	June 30, 2022			June 30, 2021
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$2,188,236	$45,614	4.20%	$1,447,767	$28,821	4.01%
Investment securities:
Taxable	538,676	4,377	1.64	257,130	2,025	1.59
Interest-bearing deposits	506,224	1,080	0.43	204,048	102	0.10
Total earning assets	3,233,136	51,071	3.19%	1,908,945	30,948	3.27%
Cash and due from banks	5,569			18,070
Other assets	224,219			106,251
Allowance for credit losses	(14,759)			(14,448)
Total assets	$3,448,165			$2,018,818

Interest-bearing liabilities
Demand deposits	$617,461	582	0.19%	$421,816	288	0.14%
Money market and savings deposits	1,048,634	1,120	0.22	565,341	481	0.17
Certificates of deposit $100,000 or more	260,312	623	0.48	133,073	756	1.14
Other time deposits	198,828	544	0.55	144,367	715	1.00
Interest-bearing deposits	2,125,235	2,869	0.27	1,264,597	2,240	0.36
Securities sold under retail repurchase agreements and federal funds purchased	1,377	2	0.29	2,683	3	0.23
Advances from FHLB - long-term	10,096	29	0.58	—	—	—
Subordinated debt	42,840	1,046	4.92	24,459	729	6.01
Total interest-bearing liabilities	2,179,548	3,946	0.37%	1,291,739	2,972	0.46%
Noninterest-bearing deposits	893,282			518,030
Other liabilities	22,233			12,383
Stockholders’ equity	353,102			196,666
Total liabilities and stockholders’ equity	$3,448,165			$2,018,818

Net interest spread		$47,125	2.82%		$27,976	2.81%
Net interest margin			2.94%			2.96%

Tax-equivalent adjustment
Loans		$77			$74
Total		$77			$74
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income for the second quarter of 2022 increased $2.9 million, or 100.9%, when compared to the second quarter of 2021. The increase from the second quarter of 2021 was across all noninterest income categories but was largely the result of the addition of Severn in the fourth quarter of 2021 which drove mortgage banking revenue of $1.1 million and Mid-Maryland Title Company revenue of $426 thousand, service charges on deposit accounts of $755 thousand and interchange fees of $217 thousand. Noninterest income decreased $213 thousand, or 3.5%, when compared to the first quarter of 2022 primarily due to a decrease in revenue from the mortgage division of $771 thousand, partially offset by increases in interchange fees of $215 thousand, and higher revenue from the Mid-Maryland Title Company of $103 thousand.

Total noninterest income for the six months ended June 30, 2022 increased $6.4 million, or 117.6%, when compared to the same period in 2021. The increase in noninterest income primarily consisted of revenue associated with the mortgage division, service charges on deposit related fees, title company revenue and other noninterest income.  The increases in other noninterest income were primarily due to increases in rental income and other loan fee income as a result of the  Severn acquisition.

Noninterest Expense

Total noninterest expense for the second quarter of 2022, excluding merger-related expenses, increased $9.4 million, or 89.1%, when compared to the second quarter of 2021 and increased $251 thousand, or 1.2%, when compared to the first quarter of 2022. The increase in noninterest expense when compared to the second quarter of 2021 was primarily due to increases in salaries and wages, employee related benefits, occupancy expense, data processing, amortization of intangible assets and legal and professional fees, which were all significantly impacted by adding Severn branches and its operations. The increase in noninterest expense when compared to the first quarter of 2022 was primarily due to increases in fee and loan servicing expenses as well as derivatives expense.

Total noninterest expense for the six months ended June 30, 2022, excluding merger-related expenses, increased $18.5 million, or 87.9%, when compared to the same period in 2021. The increase was primarily a result of higher salaries, employee benefits, occupancy expense, other intangibles, data processing costs, other noninterest expenses, and FDIC insurance premiums due to significant increases in new and existing customers and the acquisition of Severn.

Provision for Credit Losses

The provision for credit losses was $200 thousand for the second quarter of 2022, $650 thousand for the second quarter of 2021 and $600 thousand for the first quarter of 2022. The decrease in the provision for credit losses during the second quarter of 2022 as compared to the prior quarters was primarily attributable to significant net recoveries. The ratio of the allowance for credit losses to period-end loans was 0.68% at June 30, 2022, 0.67% at March 31, 2022 and 1.02% at June 30, 2021. Excluding PPP loans and acquired loans, the ratio of the allowance for credit losses to period-end loans was 0.89% at June 30, 2022, slightly lower than the 0.92% at March 31, 2022 and lower than the 1.12% at June 30, 2021. The decline in the percentage of the allowance from the second quarter of 2021 was primarily the result of improved credit quality, including lower historical loss experience as well as lower pandemic related qualitative reserves. The Company reported net recoveries in the second quarter of 2022 of $573 thousand, compared to net recoveries of $125 thousand for the second quarter of 2021 and net recoveries of $166 thousand for the first quarter of 2022. Management continually evaluates the adequacy of the allowance for credit losses as changes in the environment and within the portfolio become known.

The provision for credit losses for the six months ended June 30, 2022 and 2021 was $800 thousand and $1.1 million, respectively, while net recoveries were $739 thousand and $125 thousand, respectively. The decrease in provision for credit losses was the result of significant recoveries in the first six months of 2022 and overall improved credit quality. The ratio of allowance to total loans increased from 0.66% at December 31, 2021, to 0.68% at June 30, 2022. Excluding PPP and acquired loans, the ratio of the allowance for credit losses to period-end loans was 0.89% at June 30, 2022, lower than the 0.93% at December 31, 2021. The primary drivers for the decrease in the percentage of allowance for credit losses to total loans were significant originations within the construction and consumer loan portfolios and the acquisition of Severn. The ratio of annualized net recoveries to average loans was 0.07% for the first half of 2022, compared to annualized net recoveries to average loans of 0.03% for the first half of 2021. Management will continue to evaluate the adequacy of the allowance for credit losses as more economic data becomes available and as changes within the Company’s portfolio are known.

Income Taxes

The Company reported income tax expense of $2.7 million for the second quarter of 2022, $1.4 million for the second quarter of 2021 and $1.9 million for the first quarter of 2022. Income tax expense increased when compared to both the second quarter of 2021 and first quarter of 2022 due to higher pre-tax earnings. The effective tax rate for the second quarter of 2022 was 26.2%, 25.6% for the first quarter of 2022, and 26.4% for the second quarter of 2021.  Income tax expense was $4.6 million for the six months ended June 30, 2022, and $2.9 million for the six months ended June 30, 2021. The effective tax rate was 25.9% for the six months ended June 30,2022, and 26.4% for the six months ended June 30, 2021.

ANALYSIS OF FINANCIAL CONDITION

Loans Held for Sale

We originate residential mortgage loans for sale on the secondary market, which we have elected to carry at fair value. At June 30, 2022 and December 31, 2021, the fair value of loans held for sale amounted to $7.3 million and $37.7 million, respectively.

When we sell mortgage loans we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser.

Loans Held for Investment

The following tables represent the composition of the Company’s loan portfolio at June 30, 2022 and December 31, 2021.

	June 30, 2022
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans
Construction	$208,524	$54,545	$263,069
Residential real estate	541,625	153,796	695,421
Commercial real estate	752,379	200,711	953,090
Commercial	114,916	41,690	156,606
Consumer	193,864	790	194,654
Total loans excluding PPP loans	1,811,308	451,532	2,262,840
PPP loans	1,421	318	1,739
Total loans	$1,812,729	$451,850	$2,264,579
Allowance for credit losses			(15,483)
Total loans, net			$2,249,096

	December 31, 2021
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans
Construction	$145,151	$94,202	$239,353
Residential real estate	469,863	184,906	654,769
Commercial real estate	679,816	216,413	896,229
Commercial	128,485	47,332	175,817
Consumer	124,496	951	125,447
Total loans excluding PPP loans	1,547,811	543,804	2,091,615
PPP loans	18,371	9,189	27,560
Total loans	$1,566,182	$552,993	$2,119,175
Allowance for credit losses			(13,944)
Total loans, net			$2,105,231

The acquisition of Severn added $584.6 million in total loans as of October 31, 2021, of which $451.8 million in total loans remained outstanding as of June 30, 2022. Excluding these loans and legacy PPP loans, total legacy loans increased $263.5 million, or 17.0%, when compared to December 31, 2021. At June 30, 2022 and December 31, 2021, PPP loans accounted for $1.4 million and $18.4 million of total legacy loans, respectively. Most of our loans, excluding PPP loans, are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in legacy loans, excluding PPP loans, was comprised of increases in consumer loans of $69.4 million, or 55.7%, construction loans of $63.4 million, or 43.7%, commercial real estate loans of $72.6 million, or 10.7%, residential real estate loans of $71.8 million, or 15.3%, partially offset by a decrease in commercial loans of $13.6 million, or 10.6%, at June 30, 2022 compared to December 31, 2021. At June 30, 2022, the legacy loan portfolio, excluding PPP loans, was comprised of 41.5% commercial real estate, 29.9% residential real estate, 11.5% construction, 10.7% consumer and 6.3% commercial. That compares to 43.9%, 30.4%, 9.4%, 8.0% and 8.3, respectively, at December 31, 2021. Outstanding PPP loans totaled $1.7 million at June 30, 2022 and $27.6 million at December 31, 2021, a decrease of $25.8 million or 93.7%. The decrease was primarily due to forgiveness on first and second round PPP loans originated in 2020 and 2021. We do not engage in foreign or subprime lending activities. See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $263.1 million, or 11.6% of total loans, at June 30, 2022 and $239.4 million, or 11.3% of total loans, at December 31, 2021. Commercial real estate loans were $953.1 million, or 42.1% of total loans, at June 30, 2022, compared to $896.2 million, or 42.3% of total loans, at December 31, 2021.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At June 30, 2022, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 292.2% of total risk-based capital. At such time, construction, land and land development loans represented 80.4% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 103.5% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

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

The allowance for credit losses was $15.5 million at June 30, 2022, $13.9 million at December 31, 2021 and $15.1 million at June 30, 2021. There were net recoveries of $573 thousand for the second quarter of 2022, compared to net recoveries of $166 thousand for the first quarter of 2022 and net recoveries of $125 thousand for the second quarter of 2021. The ratio of annualized net recoveries to average loans was 0.10% for the second quarter of 2022, compared to annualized net recoveries of 0.03% for the first quarter of 2022 and annualized net recoveries of 0.03% for the second quarter of 2021. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.68% at June 30, 2022 and 0.66% at December 31, 2021. Excluding PPP loans and acquired loans from Severn and Northwest, the ratio of the allowance for credit losses to period-end loans was 0.89% at June 30, 2022, lower than the 0.93% at December 31, 2021. The decrease in the percentage of the allowance to total loans, excluding PPP loans and acquired loans, at June 30, 2022 compared to December 31, 2021, was primarily the result of improved credit quality, including lower historical loss experience as well as lower pandemic related qualitative factors. Management currently believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at June 30, 2022.

The following tables present a summary of the activity in the allowance for credit losses at or for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended
	June 30, 2022			June 30, 2021
			Percentage of net			Percentage of net
			charge-offs (recoveries)			charge-offs (recoveries)
			(annualized) to			(annualized) to
			average loans			average loans
		Net (charge-offs)	outstanding		Net (charge-offs)	outstanding
(Dollars in thousands)	Average balances	recoveries	during the year	Average balances	recoveries	during the year
Construction	$253,742	$4	(0.01)%	$116,760	$5	(0.02)%
Residential real estate	670,999	69	(0.04)	449,867	57	(0.05)
Commercial real estate	932,782	549	(0.24)	627,507	64	(0.04)
Commercial	164,944	(50)	0.12	186,162	(2)	-
Consumer	177,531	1	-	64,388	1	(0.01)
Total	$2,199,998	$573	(0.10)%	$1,444,684	$125	(0.03)%

Allowance for credit losses at period end as a percentage of total period end loans (1)	0.68%	1.02%
Allowance for credit losses at period end as a percentage of total period end loans (2)	0.89%	1.12%
Allowance for credit losses at period end as a percentage of average loans (3)	0.70%	1.04%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans	574.94%	382.27%

(1)	At June 30, 2022 and June 30, 2021, these ratios included all loans held for investment, including PPP loans of $1.7 million and $86.8 million, respectively.
(2)	At June 30, 2022 and June 30, 2021, these ratios exclude PPP loans, acquired loans and the associated purchase discount mark on the acquired loans from both Severn and Northwest.
(3)	At June 30, 2022 and June 30, 2021, these ratios included all loans held for investment, including PPP loans of $7.6 million and $116.9 million, respectively.

	June 30, 2022			June 30, 2021
			Percentage of net			Percentage of net
			charge-offs (recoveries)			charge-offs (recoveries)
			(annualized) to			(annualized) to
			average loans			average loans
		Net (charge-offs)	outstanding		Net (charge-offs)	outstanding
(Dollars in thousands)	Average balances	recoveries	during the year	Average balances	recoveries	during the year
Construction	$253,156	$7	(0.01)%	$116,366	$10	(0.02)%
Residential real estate	658,108	115	(0.04)	449,759	63	(0.03)
Commercial real estate	917,956	699	(0.15)	628,995	64	(0.02)
Commercial	169,525	(74)	0.09	202,543	(11)	0.01
Consumer	169,298	(8)	0.01	50,105	(1)	-
Total	$2,168,043	$739	(0.07)%	$1,447,767	$125	(0.03)%

Allowance for credit losses at period end as a percentage of total period end loans (1)	0.68%	1.02%
Allowance for credit losses at period end as a percentage of total period end loans (2)	0.89%	1.12%
Allowance for credit losses at period end as a percentage of average loans (3)	0.71%	1.04%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans	574.94%	382.27%
(1)	At June 30, 2022 and June 30, 2021, these ratios included all loans held for investment, including PPP loans of $1.7 million and $86.8 million, respectively.
(2)	At June 30, 2022 and June 30, 2021, these ratios exclude PPP loans, acquired loans and the associated purchase discount mark on the acquired loans from both Severn and Northwest.
(3)	At June 30, 2022 and June 30, 2021, these ratios included all loans held for investment, including PPP loans of $13.0 million and $124.3 million, respectively.

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets were $3.7 million and $3.0 million at June 30, 2022 and December 31, 2021, respectively. The balance of nonperforming assets increased primarily due to an increase in nonaccrual loans of $689 thousand, or 34.4% primarily due to the acquisition of Severn. Accruing troubled debt restructurings (“TDRs”) decreased $773 thousand, or 13.6%, over the same time period. Other real estate owned properties decreased to $197 thousand at June 30, 2022 from $532 thousand at December 31, 2021. The ratio of nonaccrual loans and accruing TDRs to total loans ratio at June 30, 2022 was 0.34% compared to 0.36% at December 31, 2021.

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

The following table summarizes our nonperforming assets and accruing TDRs at June 30, 2022 and December 31, 2021.

(Dollars in thousands)	June 30, 2022	December 31, 2021
Nonperforming assets
Nonaccrual loans	$2,693	$2,004
Total loans 90 days or more past due and still accruing	803	508
Other real estate owned	197	532
Total nonperforming assets	$3,693	$3,044

Total accruing TDRs	$4,894	$5,667

As a percent of total loans:
Nonaccrual loans	0.12%	0.09%
Accruing TDRs	0.22%	0.27%
Nonaccrual loans and accruing TDRs	0.34%	0.36%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.16%	0.14%
Nonperforming assets and accruing TDRs	0.38%	0.41%

As a percent of total assets:
Nonaccrual loans	0.08%	0.06%
Nonperforming assets	0.11%	0.09%
Accruing TDRs	0.14%	0.16%
Nonperforming assets and accruing TDRs	0.25%	0.25%

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

Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and ability to hold such securities until maturity. At June 30, 2022, 18.6% of the portfolio of debt securities was classified as available for sale and 81.4% was classified as held to maturity, compared to 22.6% and 77.4% respectively, at December 31, 2021. See Note 4 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities including restricted stock totaled $564.8 million at June 30, 2022, a $37.7 million, or 7.15%, increase since December 31, 2021. The increase was primarily due to purchases of held to maturity securities of $78.5 million, purchases of restricted securities of $5.7 million and purchases of equity securities of $7 thousand partially offset by proceeds from maturities and principal repayments of available for sale securities of $12.8 million and held to maturity securities of $23.6 million. At June 30, 2022, 77.4% of the securities available for sale were mortgage-backed, 20.6% were U.S. Government agencies and 2.0% were corporate bonds, compared to 79.2%, 19.1% and 1.7%, respectively, at year-end 2021. At June 30, 2022, 73.8% of the securities held to maturity were mortgage-backed, 23.3% were U.S. Government agencies, 2.8% were subordinated debt instruments and less than 1% were community reinvestment bonds, compared to 74.8%, 21.4%, 3.6% and less than 1%, respectively, at year-end 2021. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies. The decline in fair values on available for sale securities in the first quarter of 2022 was the result of the recent increases in interest rates and are not indicative of any credit concerns due to the Company holding high quality securities.

Deposits

Total deposits at June 30, 2022 amounted to $3.01 billion, a decrease of $11.9 million, or less than 1%, when compared to the level at December 31, 2021. The decrease in total deposits consisted of a decrease in money market and savings accounts of $79.7 million, $38.4 million in noninterest bearing deposits and $11.9 million in time deposits partially offset by an increase in interest bearing checking accounts of $118.1 million.

Short-Term Borrowings

The Company had no short-term borrowings as of June 30, 2022, compared to short-term borrowings consisting of securities sold under agreements to repurchase of $4.1 million at December 31, 2021. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. Other short-term borrowings may consist of overnight borrowing from correspondent banks or advances from the FHLB. Short-term advances are defined as those with original maturities of one year or less. At June 30, 2022 and December 31, 2021, the Company had no outstanding short-term advances with the FHLB.

Long-Term Debt

The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The acquisition of Severn added $10.1 million in long-term FHLB borrowings, which carried an interest rate of 2.19%, and a maturity date of October 2022. The balance of this debt was $10.1 million at both June 30, 2022 and December 31, 2021.

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

As a result of the Severn merger, the Company acquired Junior Subordinated Debt Securities due in 2035 (“2035 Debentures”) which had an outstanding principal balance of $20.6 million. The debt balance of $18.3 million at June 30, 2022 and $18.2 million at December 31, 2021  is presented net of a fair value adjustment of $2.3 million  and $2.4 million, respectively.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $180.6 million for the first six months of 2022 compared to an increase of $50.3 million for the first six months of 2021. The decrease in cash and cash equivalents in 2022 was mainly due to funding net loan growth of $143.9 million and purchases of securities held to maturity of $78.5 million.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other correspondent banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had collateral pledged of approximately $290.0 million and $363.7 million at June 30, 2022 and December 31, 2021, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB.

Total stockholders’ equity increased $2.1 million, or less than 1%, to $352.8 million at June 30, 2022 when compared to December 31, 2021 primarily due to the current year’s retained earnings, partially offset by an increase in unrealized losses of $6.7 million (net of tax) on available for sale securities and dividends paid which are recorded in accumulated other comprehensive income (loss).

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

The following tables present the applicable capital ratios as of June 30, 2022 and December 31, 2021.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
June 30, 2022	ratio	ratio	capital ratio	capital ratio
Shore Bancshares, Inc.	8.65%	12.22%	12.22%	14.70%
Shore United Bank	9.45%	13.39%	13.39%	14.05%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2021	ratio	ratio	capital ratio	capital ratio
Shore Bancshares, Inc.	9.43%	12.76%	12.76%	15.36%
Shore United Bank	9.48%	13.90%	13.90%	14.55%

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

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2022 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at June 30, 2022.

There was no change in our internal control over financial reporting during the second quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s common stock, par value $0.01 per share (“Common Stock”), during the year to date period ended June 30, 2022.

On July 6, 2022, the Company announced a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to $5.0 million of the Company's Common Stock, representing approximately 1.4% of its issued and outstanding Common Stock based on the closing price of the Company’s Common Stock on July 5, 2022. The program may be limited or terminated at any time without prior notice. The program will expire on March 31, 2023.

The newly approved stock repurchase program follows the Company’s prior stock repurchase program, which was approved on November 24, 2020, and authorized the repurchase of up to $5.0 million of Common Stock. In connection with the prior stock repurchase program, which concluded in the fourth quarter of 2021, the Company purchased an aggregate of 310,004 shares of its Common Stock for aggregate cash consideration of $4.4 million.

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

SHORE BANCSHARES, INC.

Date: August 15, 2022	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Edward C. Allen
Edward C. Allen
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)