Form 10-Q
period 2022-09-30
SHORE BANCSHARES INC
filed 2022-11-14
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of November 10, 2022 was 19,857,774.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share and per share data)	2022	2021
ASSETS	(unaudited)
Cash and due from banks	$33,814	$16,919
Interest-bearing deposits with other banks	129,492	566,694
Cash and cash equivalents	163,306	583,613
Investment securities:
Available-for-sale, at fair value	86,347	116,982
Held to maturity, at amortized cost - fair value of $501,145 (2022) and $401,524 (2021)	570,719	404,594
Equity securities, at fair value	1,222	1,372
Restricted securities, at cost	9,894	4,159

Loans held for sale, at fair value	8,342	37,749

Loans held for investment	2,401,883	2,119,175
Less: allowance for credit losses	(16,277)	(13,944)
Loans, net	2,385,606	2,105,231

Premises and equipment, net	52,252	51,624
Goodwill	63,281	63,421
Other intangible assets, net	6,007	7,535
Other real estate owned, net	197	532
Mortgage servicing rights, at fair value	5,321	4,087
Right-of-use assets	9,764	11,370
Cash surrender value on life insurance	58,768	47,935
Other assets	25,778	19,932
TOTAL ASSETS	$3,446,804	$3,460,136

LIABILITIES
Deposits:
Noninterest-bearing	$893,808	$927,497
Interest-bearing	2,121,504	2,098,739
Total deposits	3,015,312	3,026,236

Securities sold under retail repurchase agreements	—	4,143
Advances from FHLB - long-term	10,013	10,135
Subordinated debt	42,995	42,762
Total borrowings	53,008	57,040

Lease liabilities	10,023	11,567
Other liabilities	11,240	14,600
TOTAL LIABILITIES	3,089,583	3,109,443

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 19,849,563 (2022) and 19,807,533 (2021)	199	198
Additional paid in capital	201,213	200,473
Retained earnings	165,590	149,966
Accumulated other comprehensive (loss) income	(9,781)	56
TOTAL STOCKHOLDERS' EQUITY	357,221	350,693
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,446,804	$3,460,136

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$25,924	$15,484	$71,458	$44,231
Interest and dividends on taxable investment securities	3,186	1,318	7,562	3,343
Interest on deposits with other banks	1,466	97	2,546	199
Total interest income	30,576	16,899	81,566	47,773

INTEREST EXPENSE
Interest on deposits	2,561	949	5,429	3,189
Interest on short-term borrowings	—	2	2	5
Interest on long-term borrowings	700	359	1,776	1,088
Total interest expense	3,261	1,310	7,207	4,282

NET INTEREST INCOME	27,315	15,589	74,359	43,491
Provision for credit losses	675	290	1,475	1,365

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	26,640	15,299	72,884	42,126

NONINTEREST INCOME
Service charges on deposit accounts	1,509	805	4,306	2,162
Trust and investment fee income	421	477	1,383	1,359
Gains on sales and calls of investment securities	—	2	—	2
Interchange credits	1,241	1,016	3,532	2,922
Mortgage-banking revenue	680	—	3,643	—
Title Company revenue	397	—	1,146	—
Other noninterest income	1,096	609	3,214	1,924
Total noninterest income	5,344	2,909	17,224	8,369

NONINTEREST EXPENSE
Salaries and wages	8,562	5,091	27,022	13,495
Employee benefits	2,191	1,654	7,122	4,991
Occupancy expense	1,496	843	4,548	2,427
Furniture and equipment expense	533	449	1,370	1,168
Data processing	1,759	1,170	5,034	3,514
Directors' fees	217	147	617	450
Amortization of other intangible assets	499	107	1,528	353
FDIC insurance premium expense	339	245	1,111	653
Other real estate owned expenses, net	1	4	52	6
Legal and professional fees	756	428	2,204	1,592
Merger-related expenses	159	538	1,130	915
Other noninterest expenses	2,387	1,259	7,585	3,745
Total noninterest expense	18,899	11,935	59,323	33,309

Income before income taxes	13,085	6,273	30,785	17,186
Income tax expense	3,427	1,657	8,016	4,541

NET INCOME	$9,658	$4,616	$22,769	$12,645

Basic and diluted net income per common share	$0.49	$0.39	$1.15	$1.08

Dividends paid per common share	$0.12	$0.12	$0.36	$0.36

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Net income	$9,658	$4,616	$22,769	$12,645

Other comprehensive (loss):
Investment securities:
Unrealized holding (losses) on available-for-sale-securities	(4,307)	(520)	(13,533)	(1,789)
Tax effect	1,177	142	3,696	488

Total other comprehensive (loss)	(3,130)	(378)	(9,837)	(1,301)
Comprehensive income	$6,528	$4,238	$12,932	$11,344

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income (loss)	Equity
Balances, January 1, 2022	$198	$200,473	$149,966	$56	$350,693

Net income	—	—	5,613	—	5,613

Other comprehensive (loss)	—	—	—	(2,228)	(2,228)

Common shares issued for employee stock purchase plan	—	37	—	—	37

Stock-based compensation	—	130	—	—	130

Cash dividends declared	—	—	(2,381)	—	(2,381)

Balances, March 31, 2022	$198	$200,640	$153,198	$(2,172)	$351,864

Net Income	—	—	7,499	—	7,499

Other comprehensive (loss)	—	—	—	(4,479)	(4,479)

Common shares issued for employee stock purchase plan	—	102	—	—	102

Stock-based compensation	—	172	—	—	172

Cash dividends declared	—	—	(2,381)	—	(2,381)

Balances, June 30, 2022	$198	$200,914	$158,316	$(6,651)	$352,777

Net Income	—	—	9,658	—	9,658

Other comprehensive (loss)	—	—	—	(3,130)	(3,130)

Common shares issued for employee stock purchase plan	1	124	—	—	125

Stock-based compensation	—	175	—	—	175

Cash dividends declared	—	—	(2,384)	—	(2,384)

Balances, September 30, 2022	$199	$201,213	$165,590	$(9,781)	$357,221

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)(CONTINUED)

For the Three and Nine Months Ended September 30, 2022 and 2021

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

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Nine Months Ended
	September 30,
(In thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,769	$12,645
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(1,225)	(182)
Provision for credit losses	1,475	1,365
Depreciation and amortization	4,253	1,937
Net amortization of securities	1,121	1,034
Amortization of debt issuance costs	92	92
(Gain) on mortgage banking activities	(2,526)	—
Proceeds from sale of mortgage loans held for sale	128,595	—
Originations of loans held for sale	(98,020)	—
Stock-based compensation expense	477	287
Deferred income tax expense (benefit)	(723)	(865)
(Gains) on sales and calls of securities	—	(2)
(Gains) on valuation adjustments on mortgage servicing rights	(459)	—
Losses on sales and disposals of premises and equipment	—	4
Losses on sales and valuation adjustments on other real estate owned	44	2
Fair value adjustment on equity securities	162	24
Bank owned life insurance income	(702)	(774)
Net changes in:
Accrued interest receivable	(721)	1,579
Other assets	(304)	(1,342)
Accrued interest payable	(217)	(446)
Other liabilities	(4,030)	218
Net cash provided by operating activities	50,061	15,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	16,719	31,975
Proceeds from maturities and principal payments of investment securities held to maturity	40,603	29,046
Purchases of securities held to maturity	(207,466)	(214,199)
Purchases of equity securities	(12)	(13)
Net (purchase) of restricted securities	(5,735)	—
Net change in loans	(280,874)	(40,437)
Purchases of premises and equipment	(2,274)	(3,106)
Proceeds from sales of other real estate owned	394	—
Improvements to other real estate owned	(34)	—
Net redemption of restricted securities	—	437
Purchases of bank owned life insurance	(10,131)	(10,157)
Net cash (used in) investing activities	(448,810)	(206,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	(33,689)	45,811
Interest-bearing deposits	23,156	271,594
Short-term borrowings	(4,143)	2,451
Common stock dividends paid	(7,146)	(4,230)
Retirement of common stock	—	(819)
Issuance of common stock	264	6
Net cash (used in) provided by financing activities	(21,558)	314,813
Net (decrease) increase in cash and cash equivalents	(420,307)	123,935
Cash and cash equivalents at beginning of period	583,613	186,917
Cash and cash equivalents at end of period	$163,306	$310,852

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

Supplemental cash flows information:
Interest paid	$7,705	$4,694
Income taxes paid	$7,070	$5,037
Recognition (remeasurement of) lease liabilities arising from right-of-use assets	$(616)	$1,194
Transfers from loans to other real estate owned	$69	$205
Unrealized (loss) on securities available for sale	$(13,533)	$(1,789)

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2022, the consolidated results of income and comprehensive income for the three and nine months ended September 30, 2022 and 2021, changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021, have been included. All such adjustments were of a normal recurring nature. The amounts as of December 31, 2021 were derived from the 2021 audited financial statements. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2021. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries, Shore United Bank, N.A. (the “Bank”).

Recent Accounting Standards and Other Authoritative Guidance

ASU No. 2016-13 – In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  At this time, the Company has established a project management team which meets periodically to discuss and assign roles and responsibilities, key tasks to complete, and a general timeline to be followed for implementation. The team has been working with an advisory consultant and has purchased a vendor model for implementation. Historical data has been collected and uploaded to the new model and the team is in the process of finalizing the methodologies that will be utilized. The team is currently running a parallel simulation to its current incurred loss model. The Company is continuing to evaluate the extent of the potential impact of this standard and continues to keep current on evolving interpretations and industry practices via webcasts, publications, conferences, and peer bank meetings.  The Company has completed the external validation of the new model.

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

ASU No. 2020-04 – In March 2020, the (FASB) issued (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the (FASB) issued (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  At present, the Bank has limited exposure to LIBOR based pricing. LIBOR based loans only comprise 18 loans or 3.3% of the loan portfolio. The Bank is confident it can successfully negotiate a migration to the Secured Overnight Financing Rate (“SOFR”) between now and the implementation date. The Bank will notify customers within 120 days prior to migration to SOFR. The Bank acknowledges the replacement rate will be more volatile based on different countries migrating to different indexes and limited liquidity to support the rate. The Bank further acknowledges the volatility will be greatly influenced by the support provided by the Federal Reserve.

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

Goodwill at December 31, 2021	$45,904
Effect of adjustments to:
Loans, net	(192)
Other assets	52
Goodwill at September 30, 2022	$45,764

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net Income	$9,658	$4,616	$22,769	$12,645
Weighted average shares outstanding - Basic	19,852	11,752	19,842	11,750

Earnings per common share - Basic and Diluted	$0.49	$0.39	$1.15	$1.08

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three and nine months September 30, 2021. There were no potentially dilutive shares outstanding during the three and nine months ended September 30, 2022.

Note 4 – Investment Securities

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
September 30, 2022
U.S. Government agencies	$22,065	$8	$3,759	$18,314
Mortgage-backed	75,719	3	9,566	66,156
Other Debt securities	2,020	—	143	1,877
Total	$99,804	$11	$13,468	$86,347

December 31, 2021
U.S. Government agencies	$22,932	$7	$634	$22,305
Mortgage-backed	91,948	1,318	629	92,637
Other Debt securities	2,026	14	—	2,040
Total	$116,906	$1,339	$1,263	$116,982

No available for sale securities were sold during the three and nine months ended September 30, 2022 and 2021.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held-to-maturity securities:
September 30, 2022
U.S. Government agencies	$148,207	$—	$13,861	$134,346
Mortgage-backed	410,705	—	55,042	355,663
States and political subdivisions	807	—	24	783
Other debt securities	11,000	—	647	10,353
Total	$570,719	$—	$69,574	$501,145

December 31, 2021
U.S. Government agencies	$87,072	$20	$1,231	$85,861
Mortgage-backed	302,604	301	2,248	300,657
States and political subdivisions	400	2	—	402
Other debt securities	14,518	95	9	14,604
Total	$404,594	$418	$3,488	$401,524

Equity securities with an aggregate fair value of $1.2 million at September 30, 2022 and $1.4 million at December 31, 2021 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $(145) thousand for the nine months ended September 30, 2022 and $(24) thousand for the nine months ended September 30, 2021, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
September 30, 2022
Available-for-sale securities:
U.S. Government agencies	$—	$—	$17,837	$3,759	$17,837	$3,759
Mortgage-backed	28,663	1,809	37,083	7,757	65,746	9,566
Other debt securities	1,877	143	—	—	1,877	143
Total	$30,540	$1,952	$54,920	$11,516	$85,460	$13,468

Held-to-maturity securities:
U.S. Government agencies	$4,861	$762	$129,485	$13,099	$134,346	$13,861
Mortgage-backed	16,923	3,607	338,740	51,435	355,663	55,042
States and political subdivisions	—	—	783	24	783	24
Other debt securities	6,240	260	4,113	387	10,353	647
Total	$28,024	$4,629	$473,121	$64,945	$501,145	$69,574

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
Available-for-sale securities:
U.S. Government agencies	$1,561	$1	$17,368	$633	$18,929	$634
Mortgage-backed	39,851	593	3,562	36	43,413	629
Total	$41,412	$594	$20,930	$669	$62,342	$1,263

Held-to-maturity securities:
U.S. Government agencies	$64,268	$1,005	$11,719	$226	$75,987	$1,231
Mortgage-backed	226,918	1,836	14,564	412	241,482	2,248
Other debt securities	491	9	—	—	491	9
Total	$291,677	$2,850	$26,283	$638	$317,960	$3,488

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

There were one hundred twelve available-for-sale securities and one hundred ninety held-to-maturity securities in an unrealized loss position at September 30, 2022.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at September 30, 2022.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$37	$37	$2,109	$2,053
Due after one year through five years	5,220	5,009	91,463	86,186
Due after five years through ten years	46,385	41,112	92,329	83,352
Due after ten years	48,162	40,189	384,818	329,554
Total	$99,804	$86,347	$570,719	$501,145

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Anne Arundel County, Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent and Sussex County, Delaware and in Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Construction	$230,119	$239,353
Residential real estate	758,063	654,769
Commercial real estate	1,023,253	896,229
Commercial	160,430	203,377
Consumer	230,018	125,447
Total loans	2,401,883	2,119,175
Allowance for credit losses	(16,277)	(13,944)
Total loans, net	$2,385,606	$2,105,231

Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Included in loans were deferred costs, net of fees, of $967 thousand and $1.2 million at September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, included in total loans were $24.7 million and $39.9 million in loans, respectively, net of discounts on acquired loans of $332 thousand and $516 thousand, respectively, as part of the Northwest Bancshares, Inc. branch acquisition in 2017. At September 30, 2022 and December 31, 2021, included in total loans were $407.8 million and $553.0 million in loans, acquired as part of the acquisition of Severn. These balances were presented net of the related discount which totaled $7.3 million and $8.4 million at September 30, 2022 and December 31, 2021, respectively. Interest income on loans is accrued at the contractual rate based on the principal amount outstanding. Fees charged and costs capitalized for originating loans are being amortized substantially on the interest method over the term of the loan. A loan is placed on nonaccrual (i.e., interest income is no longer accrued) when it is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more, unless the loan is well secured and in the process of collection. Any unpaid interest previously accrued on those loans is reversed from income.

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

During 2021 and 2020, the Company participated in the Small Business Administration’s Paycheck Protection Program (PPP). As of September 30, 2022, the Company held PPP loans with a total outstanding balance of $291 thousand, inclusive of loans issued pre-merger and those acquired from Severn, which are included in the commercial loan segment in the table above. As of December 31, 2021, the Company held PPP loans with a total outstanding balance of $27.6 million, of which $9.2 million was acquired from Severn, which are included in the commercial loan segment in the table above. The decrease is due to repayment and forgiveness received as of September 30, 2022. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. These net fees are being accreted to interest income over the remaining contractual lives of the loans. Upon forgiveness of a PPP loan and repayment by the SBA, which may be prior to the loan’s maturity, the remainder of any unrecognized net fees are recognized as interest income.

The following tables provide information about all loans acquired from Severn.

	September 30, 2022
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$31,334	$383,767	$415,101
Carrying amount
Construction	$665	$27,883	$28,548
Residential real estate	15,061	132,311	147,372
Commercial real estate	12,339	180,493	192,832
Commercial	197	38,140	38,337
Consumer	19	733	752
Total loans	$28,281	$379,560	$407,841

	December 31, 2021
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$36,943	$524,474	$561,417
Carrying amount
Construction	$2,379	$91,823	$94,202
Residential real estate	17,326	167,580	184,906
Commercial real estate	13,594	202,819	216,413
Commercial	321	56,200	56,521
Consumer	30	921	951
Total loans	$33,650	$519,343	$552,993

The following table presents a summary of the change in the accretable yield on PCI loans acquired from Severn.

For the Nine Months Ended
(Dollars in thousands)	September 30, 2022
Accretable yield, beginning of period	$5,367
Accretion	(1,195)
Reclassification of nonaccretable difference due to improvement in expected cash flows	399
Other changes, net	287
Accretable yield, end of period	$4,858

At September 30, 2022, the Bank was servicing $346.9 million in loans for the Federal National Mortgage Association and $74.5 million in loans for the Federal Home Loan Mortgage Corporation.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2022 and December 31, 2021.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
September 30, 2022
Loans individually evaluated for impairment	$415	$4,146	$2,271	$193	$28	$7,053
Loans collectively evaluated for impairment	229,039	738,856	1,008,643	160,040	229,971	2,366,549
Acquired loans - PCI	665	15,061	12,339	197	19	28,281
Total loans	$230,119	$758,063	$1,023,253	$160,430	$230,018	$2,401,883

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$150	$—	$—	$—	$150
Loans collectively evaluated for impairment	3,032	2,858	5,009	1,907	3,321	16,127
Acquired loans - PCI	—	—	—	—	—	—
Total allowance	$3,032	$3,008	$5,009	$1,907	$3,321	$16,277

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2021
Loans individually evaluated for impairment	$321	$3,717	$3,833	$226	$—	$8,097
Loans collectively evaluated for impairment	236,653	633,726	878,802	202,830	125,417	2,077,428
Acquired loans - PCI	2,379	17,326	13,594	321	30	33,650
Total loans	$239,353	$654,769	$896,229	$203,377	$125,447	$2,119,175

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$172	$1	$—	$—	$173
Loans collectively evaluated for impairment	2,454	2,686	4,597	2,070	1,964	13,771
Acquired loans - PCI	—	—	—	—	—	—
Total allowance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

The allowance for loan losses was 0.68% of total loans and 0.84% when excluding PPP loans and acquired loans, at September 30, 2022 compared to 0.66% and 0.93% at December 31, 2021.

The following tables provide information on impaired loans and any related allowance by loan class as of September 30, 2022 and December 31, 2021. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
September 30, 2022
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$314	$—
Residential real estate	1,374	1,268	15	—	1,639	1,534	—
Commercial real estate	159	150	—	—	466	704	—
Commercial	374	193	—	—	197	242	—
Consumer	29	28	—	—	40	48	—
Total	$2,233	$1,936	$15	$—	$2,639	$2,842	$—

Impaired accruing TDRs:
Construction	$14	$14	$—	$—	$14	$18	$1
Residential real estate	2,874	557	2,184	150	2,750	3,064	83
Commercial real estate	1,703	1,703	—	—	1,830	2,231	48
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	6	—
Total	$4,591	$2,274	$2,184	$150	$4,594	$5,319	$132

Other impaired accruing loans:
Construction	$104	$104	$—	$—	$304	$190	$6
Residential real estate	122	122	—	—	745	259	3
Commercial real estate	418	418	—	—	537	493	7
Commercial	—	—	—	—	13	7	1
Consumer	—	—	—	—	—	13	—
Total	$644	$644	$—	$—	$1,599	$962	$17

Total impaired loans:
Construction	$415	$415	$—	$—	$615	$522	$7
Residential real estate	4,370	1,947	2,199	150	5,134	4,857	86
Commercial real estate	2,280	2,271	—	—	2,833	3,428	55
Commercial	374	193	—	—	210	249	1
Consumer	29	28	—	—	40	67	—
Total	$7,468	$4,854	$2,199	$150	$8,832	$9,123	$149

		Recorded	Recorded		September 30, 2021
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
December 31, 2021
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$297	$—
Residential real estate	882	803	—	—	959	1,191	—
Commercial real estate	994	606	—	—	2,150	2,459	—
Commercial	380	216	—	—	230	241	—
Consumer	—	—	—	—	—	12	—
Total	$2,553	$1,922	$—	$—	$3,636	$4,200	$—

Impaired accruing TDRs:
Construction	$24	$24	$—	$—	$28	$31	$2
Residential real estate	2,965	475	2,361	172	2,871	3,252	118
Commercial real estate	2,807	2,352	455	1	2,913	2,994	67
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	$5,796	$2,851	$2,816	$173	$5,812	$6,277	$187

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—	$—
Residential real estate	78	78	—	—	328	513	7
Commercial real estate	420	420	—	—	421	470	10
Commercial	10	10	—	—	—	17	—
Consumer	—	—	—	—	—	—	—
Total	$508	$508	$—	$—	$749	$1,000	$17

Total impaired loans:
Construction	$321	$321	$—	$—	$325	$328	$2
Residential real estate	3,925	1,356	2,361	172	4,158	4,956	125
Commercial real estate	4,221	3,378	455	1	5,484	5,923	77
Commercial	390	226	—	—	230	258	—
Consumer	—	—	—	—	—	12	—
Total	$8,857	$5,281	$2,816	$173	$10,197	$11,477	$204

The following tables provide a roll-forward for TDRs as of September 30, 2022 and September 30, 2021.

	1/1/2022						9/30/2022
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For the Nine Months Ended
September 30, 2022
Accruing TDRs
Construction	$24	$—	$(10)	$—	$—	$—	$14	$—
Residential real estate	2,836	—	(75)	—	(20)	—	2,741	150
Commercial real estate	2,807	—	(157)	—	—	(947)	1,703	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$5,667	$—	$(242)	$—	$(20)	$(947)	$4,458	$150

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	(4)	—	20	—	16	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	216	—	(32)	—	—	—	184	—
Consumer	—	—	—	—	—	—	—	—
Total	$216	$—	$(36)	$—	$20	$—	$200	$—

Total	$5,883	$—	$(278)	$—	$—	$(947)	$4,658	$150

	1/1/2021						9/30/2021
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For the Nine Months Ended
September 30, 2021
Accruing TDRs
Construction	$34	$—	$(7)	$—	$—	$—	$27	$—
Residential real estate	3,845	—	(82)	—	—	(900)	2,863	84
Commercial real estate	3,118	—	(258)	—	—	—	2,860	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$6,997	$—	$(347)	$—	$—	$(900)	$5,750	$84

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	258	—	(31)	—	—	—	227	—
Consumer	—	—	—	—	—	—	—	—
Total	$258	$—	$(31)	$—	$—	$—	$227	$—

Total	$7,255	$—	$(378)	$—	$—	$(900)	$5,977	$84

There were no loans modified and considered to be TDRs during the three and nine months ended September 30, 2022 and September 30, 2021.

There were no TDRs which subsequently defaulted within 12 months of modification for the three and nine months ended September 30, 2022 and 2021. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to other real estate owned (OREO) or repossessed assets.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At September 30, 2022, there were no nonaccrual loans classified as special mention or doubtful and $2.0 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2021, there were no nonaccrual loans classified as special mention or doubtful and $2.0 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings as of September 30, 2022 and December 31, 2021.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	PCI	Total
September 30, 2022
Construction	$217,823	$9,553	$1,781	$297	$—	$665	$230,119
Residential real estate	708,215	32,488	969	1,330	—	15,061	758,063
Commercial real estate	882,561	125,246	2,538	569	—	12,339	1,023,253
Commercial	141,864	17,677	499	193	—	197	160,430
Consumer	229,776	193	2	28	—	19	230,018
Total	$2,180,239	$185,157	$5,789	$2,417	$—	$28,281	$2,401,883

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	PCI	Total
December 31, 2021
Construction	$210,287	$24,513	$1,877	$297	$—	$2,379	$239,353
Residential real estate	596,694	38,309	1,539	901	—	17,326	654,769
Commercial real estate	724,561	151,209	4,535	2,330	—	13,594	896,229
Commercial	186,176	16,654	—	226	—	321	203,377
Consumer	125,200	215	—	2	—	30	125,447
Total	$1,842,918	$230,900	$7,951	$3,756	$—	$33,650	$2,119,175

The following tables provide information on the aging of the loan portfolio as of September 30, 2022 and December 31, 2021.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	PCI	Total
September 30, 2022
Construction	$229,053	$—	$—	$104	$104	$297	$665	$230,119
Residential real estate	738,911	2,032	657	121	2,810	1,281	15,061	758,063
Commercial real estate	1,009,749	596	—	419	1,015	150	12,339	1,023,253
Commercial	159,674	80	286	—	366	193	197	160,430
Consumer	229,218	742	11	—	753	28	19	230,018
Total	$2,366,605	$3,450	$954	$644	$5,048	$1,949	$28,281	$2,401,883
Percent of total loans	98.6%	0.1%	—%	—%	0.1%	0.1%	1.2%	100.0%

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	PCI	Total
December 31, 2021
Construction	$235,757	$920	$—	$—	$920	$297	$2,379	$239,353
Residential real estate	635,166	1,371	25	78	1,474	803	17,326	654,769
Commercial real estate	881,350	259	—	420	679	606	13,594	896,229
Commercial	202,503	183	62	10	255	298	321	203,377
Consumer	125,130	287	—	—	287	—	30	125,447
Total	$2,079,906	$3,020	$87	$508	$3,615	$2,004	$33,650	$2,119,175
Percent of total loans	98.2%	0.1%	—%	—%	0.1%	0.1%	1.6%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and nine months ended September 30, 2022 and September 30, 2021. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
September 30, 2022
Allowance for credit losses:
Beginning Balance	$3,345	$2,778	$4,441	$1,681	$3,238	$15,483

Charge-offs	—	—	—	(202)	—	(202)
Recoveries	2	12	243	60	4	321
Net (charge-offs) recoveries	2	12	243	(142)	4	119

Provision	(315)	218	325	368	79	675
Ending Balance	$3,032	$3,008	$5,009	$1,907	$3,321	$16,277

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
September 30, 2021
Allowance for credit losses:
Beginning Balance	$2,574	$3,812	$5,600	$1,879	$1,223	$15,088

Charge-offs	—	—	—	(55)	(1)	(56)
Recoveries	161	9	—	26	7	203
Net (charge-offs) recoveries	161	9	—	(29)	6	147

Provision	(114)	77	(73)	2	398	290
Ending Balance	$2,621	$3,898	$5,527	$1,852	$1,627	$15,525

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For nine months ended
September 30, 2022
Allowance for credit losses:
Beginning Balance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

Charge-offs	—	(4)	(6)	(416)	(31)	(457)
Recoveries	9	131	948	200	27	1,315
Net (charge-offs) recoveries	9	127	942	(216)	(4)	858

Provision	569	23	(531)	53	1,361	1,475
Ending Balance	$3,032	$3,008	$5,009	$1,907	$3,321	$16,277

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For nine months ended
September 30, 2021
Allowance for credit losses:
Beginning Balance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

Charge-offs	—	—	—	(162)	(5)	(167)
Recoveries	171	72	64	122	10	439
Net (charge-offs) recoveries	171	72	64	(40)	5	272

Provision	428	127	37	(197)	970	1,365
Ending Balance	$2,621	$3,898	$5,527	$1,852	$1,627	$15,525

Foreclosure Proceedings

There were $81 thousand of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of September 30, 2022 and $311 thousand as of  December 31, 2021, respectively. There was 1 residential real estate property included in the balance of other real estate owned totaling $18 thousand at September 30, 2022 and 1 residential real estate property totaling $203 thousand at December 31, 2021.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of September 30, 2022 and December 31, 2021.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	September 30, 2022		December 31, 2021
Lease liabilities	$10,023		$11,567
Right-of-use assets	$9,764		$11,370
Weighted average remaining lease term	12.64	years	13.61	years
Weighted average discount rate	2.49%		2.48%

	For the Three Months Ended		For the Nine Months Ended
Lease cost (in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$340	$207	$1,007	$601
Short-term lease cost	—	—	—	—
Total lease cost	$340	$207	$1,007	$601

Cash paid for amounts included in the measurement of lease liabilities	$318	$174	$939	$505

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	September 30, 2022
Three months ending December 31, 2022	$318
2023	1,178
2024	1,087
2025	881
2026	916
2027	849
Thereafter	6,584
Total undiscounted cash flows	$11,813
Discount	1,790
Lease liabilities	$10,023

Total gross rental income was $202 thousand for the three months ended September 30, 2022 and $728 thousand for the nine months ended September 30, 2022.

The following table presents our minimum future annual rental income on such leases as of September 30, 2022.

(In thousands)	September 30, 2022
Three months ending December 31, 2022	$195
2023	792
2024	685
2025	703
2026	720
2027	402
Thereafter	1,536
Total	$5,033

Note 7 – Goodwill and Other Intangibles

The following table provides information on the significant components of goodwill and other acquired intangible assets at September 30, 2022 and December 31, 2021.

September 30, 2022
						Weighted
	Gross	Measurement	Accumulated		Net	Average
	Carrying	Period	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Adjustments	Charges	Amortization	Amount	(in years)

Goodwill	$65,631	$(140)	$(1,543)	$(667)	$63,281	—

Other intangible assets
Amortizable
Core deposit intangible	$10,504	$—	$—	$(4,497)	$6,007	2.7
Total other intangible assets	$10,504	$—	$—	$(4,497)	$6,007

December 31, 2021
						Weighted
	Gross		Accumulated		Net	Average
	Carrying		Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Additions	Charges	Amortization	Amount	(in years)

Goodwill	$19,728	$45,903	$(1,543)	$(667)	$63,421	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$6,550	$—	$(2,969)	$7,535	2.9
Total other intangible assets	$3,954	$6,550	$—	$(2,969)	$7,535

The aggregate amortization expense was $1.5 million for the nine months ended September 30, 2022 and $353 thousand for the nine months ended September 30, 2021.

At September 30, 2022, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2022	$460
2023	1,682
2024	1,376
2025	1,070
2026	765
2027	459
Thereafter	195
Total amortizing intangible assets	$6,007

Note 8 – Other Assets

The Company had the following other assets at September 30, 2022 and December 31, 2021.

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Accrued interest receivable	$7,440	$6,719
Deferred income taxes	7,347	2,926
Prepaid expenses	3,132	2,865
Income taxes receivable	—	616
Other assets	7,859	6,806
Total	$25,778	$19,932

Note 9 - Subordinated Debt

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

The Company has used the net proceeds of this offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes and bear an initial interest rate of 5.375% until September 1, 2025, with interest during this period payable semi-annually in arrears. From and including September 1, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 526.5 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after September 1, 2025. Initial debt issuance costs were $611 thousand. The debt balance of $24.6 million is presented net of unamortized issuance costs of $357 thousand at September 30, 2022.

In conjunction with the acquisition of Severn, the Company assumed $20.6 million in junior subordinated debt securities (“2035 Debentures”). The 2035 Debentures were issued and sold to Severn Capital Trust I (the “Trust”), of which 100% of the common equity is owned by the Company. The Trust was formed for the purpose of issuing corporation-obligated mandatorily redeemable Capital Securities (“Capital Securities”) to third-party investors and using the proceeds from the sale of such Capital Securities to purchase the 2035 Debentures. The 2035 Debentures held by the Trust are the sole assets of the Trust. Distributions on the Capital Securities issued by the Trust are payable quarterly at a rate per annum equal to the interest rate being earned by the Trust on the 2035 Debentures. The Capital Securities are subject to mandatory redemption, in whole or in part, upon repayment of the 2035 Debentures. We have entered into an agreement which, taken collectively, fully and unconditionally guarantees the Capital Securities subject to the terms of the guarantee. The recorded balance was $18.4 million at September 30, 2022 and $18.2 million December 31, 2021, which included fair value adjustments of $2.2 million and $2.4 million, respectively.

Under the terms of the 2035 Debentures, the Company is permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of September 30, 2022, the Company was current on all interest due on the 2035 Debentures.

Note 10 – Other Liabilities

The Company had the following other liabilities at September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Accrued interest payable	$475	$692
Accrued salaries and wages	708	3,422
Accounts payable	269	2,745
Deferred compensation liability	5,362	4,660
Income taxes payable	1,312	—
Other liabilities	3,114	3,081
Total	$11,240	$14,600

Note 11 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 499,870 shares remained available for grant at September 30, 2022.

The following tables provide information on stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021.

	For Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Stock-based compensation expense	$175	$91	$477	$287
Excess tax benefits (deficiencies) related to stock-based compensation	(2)	2	43	3

	September 30,
(Dollars in thousands)	2022		2021
Unrecognized stock-based compensation expense	$298		$120
Weighted average period unrecognized expense is expected to be recognized	0.4	years	0.3	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2022
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	29,425	$15.57
Granted	34,184	20.48
Vested	(25,293)	13.43
Forfeited	—	—
Nonvested at end of period	38,316	$20.09

The fair value of restricted stock awards that vested during the first nine months of 2022 and 2021 was $505 thousand and $268 thousand, respectively.

There were no stock options granted during the nine months ended September 30, 2022 and September 30, 2021. All of the Company’s previously issued stock options that were outstanding on January 1, 2021 were either exercised or expired prior to December 31, 2021.

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

The following table provides information pertaining to the carrying amounts of our derivative financial instruments at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Asset - IRLCs	$1,336	$10	$17,557	$380
Asset - TBA securities	33,000	1,000	26,500	55
Liability - IRLCs	2,089	33	—	—
Liability - TBA securities	—	—	20,500	41

Note 13 – Accumulated Other Comprehensive Income (Loss)

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021.

Unrealized
gains (losses) on
available for sale
(Dollars in thousands)	securities
Balance, December 31, 2021	$56
Other comprehensive (loss)	(9,837)
Balance, September 30, 2022	$(9,781)

Balance, December 31, 2020	$1,529
Other comprehensive (loss)	(1,300)
Reclassification of (gain) recognized	(1)
Balance, September 30, 2021	$228

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

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2022
MSRs (1)	$5,321	Market Approach	Weighted average prepayment speed (PSA) (2)	121

IRLCs - net liability	$(23)	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	92%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2021
MSRs (1)	$4,087	Market Approach	Weighted average prepayment speed (PSA) (2)	156

IRLCs - asset	$380	Market Approach	Range of pull through rate	77% - 100%
			Average pull through rate	93%
(1)	The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)	PSA = Public Securities Association Standard Prepayment Model

The following table presents activity in MSRs for the three and nine months ended September 30, 2022.

	For the Three Months Ended	For the Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2022
Beginning balance	$5,228	$4,087
Servicing rights resulting from sales of loans	113	777
Valuation adjustment	(20)	457
Ending balance	$5,321	$5,321

The following table presents activity in the IRLCs for the three and nine months ended September 30, 2022.

	For the Three Months Ended	For the Nine Months Ended
(Dollars in thousands)	September 30, 2022	September 30, 2022
Beginning balance	$146	$380
Valuation adjustment	(169)	(403)
Ending balance	$(23)	$(23)

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

The following tables present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021. No assets were transferred from one hierarchy level to another during the first nine months of 2022 or 2021.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Assets:
Securities available for sale:
U.S. Government agencies	$18,314	$—	$18,314	$—
Mortgage-backed	66,156	—	66,156	—
Other Debt Securities	1,877	—	1,877	—
	86,347	—	86,347	—

Equity securities	1,222	—	1,222	—

TBA securities	1,000	—	1,000	—
LHFS	8,342	—	8,342	—
MSRs	5,321	—	—	5,321
IRLCs	10	—	—	10

Total assets at fair value	$102,242	$—	$96,911	$5,331

Liabilities:
IRLCs	$33	$—	$—	$33

Total liabilities at fair value	$33	$—	$—	$33

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Assets:
Securities available for sale:
U.S. Government agencies	$22,305	$—	$22,305	$—
Mortgage-backed	92,637	—	92,637	—
Other Debt Securities	2,040	—	2,040	—
	116,982	—	116,982	—

Equity securities	1,372	—	1,372	—

TBA securities	55	—	55	—
LHFS	37,749	—	37,749	—
MSRs	4,087	—	—	4,087
IRLCs	380	—	—	380

Total assets at fair value	$160,625	$—	$156,158	$4,467

Liabilities:
TBA securities	$41	$—	$41	$—

Total liabilities at fair value	$41	$—	$41	$—

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

The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at September 30, 2022 and December 31, 2021, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
September 30, 2022
Nonrecurring measurements:

Impaired loans	$617	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$1,432	Discounted cash flow analysis	(1)	Discount rate		6% - 7.25%	(6%)

Other real estate owned	$197	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 20%	(2%)

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
December 31, 2021
Nonrecurring measurements:

Impaired loans	$617	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$2,026	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%	(6%)

Other real estate owned	$532	Appraisal of collateral	(1)	Appraisal adjustments	(2)	20% - 40%	(35%)

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

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table. Fair values for September 30, 2022 and December 31, 2021 were estimated using an exit price notion.

	September 30, 2022		December 31, 2021
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$163,306	$163,306	$583,613	$583,613

Level 2 inputs
Investment securities available for sale	$86,347	$86,347	$116,982	$116,982
Investment securities held to maturity	570,719	501,145	404,594	401,524
Equity securities	1,222	1,222	1,372	1,372
Restricted securities	9,894	9,894	4,159	4,159
LHFS	8,342	8,342	37,749	37,749
TBA securities	1,000	1,000	55	55
Cash surrender value on life insurance	58,768	58,768	47,935	47,935

Level 3 inputs
Loans, net	$2,385,606	$2,299,283	$2,105,231	$2,106,373
MSRs	5,321	5,321	4,087	4,087
IRLCs	10	10	380	380

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$893,808	$893,808	$927,497	$927,497
Checking plus interest	649,929	649,929	524,143	524,143
Money market	721,987	721,987	889,099	889,099
Savings	320,189	320,189	225,546	225,546
Club	1,440	1,440	388	388
Certificates of deposit	427,959	412,214	459,563	461,135
Securities sold under retail repurchase agreement	—	—	4,143	4,143
Advances from FHLB - long-term	10,013	9,998	10,135	10,187
Subordinated debt	42,995	40,817	42,762	44,876
TBA Securities	—	—	41	41

Level 3 inputs
IRLCs	33	33	—	—

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

The following table provides information on commitments outstanding at September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit	$414,723	$421,088
Letters of credit	8,148	8,399
Total	$422,871	$429,487

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

The Company provides banking services to customers who do business in the cannabis industry.  Prior to the second quarter of 2022, the Company restricted these businesses to include only those in the medical-use cannabis industry in the state of Maryland.  During the second quarter of 2022, the Company expanded its cannabis banking program to include both medical and adult -use licensees in other states, with an initial offering of the Company’s existing Maryland customers with multi-state operations. While the Company is providing banking services to customers that are engaged in the growing, processing, and sales of cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally-insured financial institution being subject to such aiding and abetting liability, the strict enforcement of Federal laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines.  There is an uncertainty of the potential impact to the Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of September 30, 2022, the Company had not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our cannabis industry customers:

● Deposit and loan balances at September 30, 2022 were approximately $24.2 million, or 0.8% of total deposits, and $43.6 million, or 1.8% of total gross loans, respectively.

● Interest and noninterest income for the nine months ended September 30, 2022, were approximately $1.9 million and $1.6 million, respectively

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

The following tables present certain information regarding our business segments for the three and nine months ended September 30, 2022.

	Community		Consolidated
(Dollars in thousands)	Banking	Mortgage Banking	Total
For the Three Months Ended September 30, 2022
Interest Income	$30,420	$156	$30,576
Interest Expense	3,250	11	3,261
Net interest income	27,170	145	27,315
Provision for credit losses	675	—	675
Net interest income after provision for credit losses	26,495	145	26,640
Noninterest income	4,664	680	5,344
Noninterest expense	18,184	715	18,899
Income (loss) before income taxes	12,975	110	13,085
Income tax expense (benefit)	3,398	29	3,427
Net income (loss)	$9,577	$81	$9,658
Total assets, September 30, 2022	$3,432,079	$14,725	$3,446,804

	Community		Consolidated
(Dollars in thousands)	Banking	Mortgage Banking	Total
For the Nine Months Ended September 30, 2022
Interest Income	$81,066	$500	$81,566
Interest Expense	7,177	30	7,207
Net interest income	73,889	470	74,359
Provision for credit losses	1,475	—	1,475
Net interest income after provision for credit losses	72,414	470	72,884
Noninterest income	13,581	3,643	17,224
Noninterest expense	55,535	3,788	59,323
Income before income taxes	30,460	325	30,785
Income tax expense	7,934	82	8,016
Net income	$22,526	$243	$22,769
Total assets, September 30, 2022	$3,432,079	$14,725	$3,446,804

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

All contract issuance costs are expensed as incurred. We had no contract assets or liabilities at September 30, 2022.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,509	$805	$4,306	$2,162
Trust and investment fee income	421	477	1,383	1,359
Interchange income	1,241	1,016	3,532	2,922
Title Company revenue	397	—	1,146	—
Other noninterest income	494	358	1,495	1,119
Noninterest Income (in-scope of Topic 606)	4,062	2,656	11,862	7,562
Noninterest Income (out-of-scope of Topic 606)	1,282	253	5,362	807
Total Noninterest Income	$5,344	$2,909	$17,224	$8,369

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2022, and December 31, 2021, the Company did not have any significant contract balances.

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

The most significant accounting policies that the Company follows are presented in Note 1 of the 2021 Annual Report. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the loans acquired in a business combination, the allowance for credit losses and goodwill are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of September 30, 2022, the Company had a banking and mortgage reporting unit.

OVERVIEW

The Company reported net income of $9.7 million for the third quarter of 2022, or diluted income per common share of $0.49, compared to net income of $4.6 million, or diluted income per common share of $0.39, for the third quarter of 2021. For the second quarter of 2022, the Company reported net income of $7.5 million, or diluted income per common share of $0.38. Net income, excluding merger related expenses, for the third quarter of 2022 was $9.8 million or $0.49 per diluted common share, compared to net income, excluding merger related expenses, of $7.7 million or $0.39 per diluted common share for the second quarter of 2022. When comparing net income, excluding merger related expenses, for the third quarter of 2022 to the third quarter of 2021, net income increased $4.7 million, primarily due to increases in net interest income of $11.7 million and noninterest income of $2.4 million, partially offset by an increase in noninterest expenses of $7.3 million primarily resulting from the acquisition of Severn Bank (“Severn”) in November 2021.   When comparing the third quarter of 2022 to the second quarter of 2022, net income, excluding merger related expenses, increased $2.1 million, due to increases in net interest income of $2.7 million and a decrease in noninterest expense of $1.1 million partially offset by a decrease in in noninterest income of $489 thousand.  Merger-related expenses recorded for the third quarter of 2022 and the second quarter of 2022 were $159 thousand and $241 thousand, respectively.

For the first nine months of 2022, the Company reported net income of $22.8 million, or diluted income per common share of $1.15, compared to net income of $12.6 million, or diluted income per common share of $1.08, for the first nine months of 2021. When comparing net income for the first nine months of 2022 to the first nine months of 2021, the increase in net income was primarily due to an increase in net interest income of $30.9 million and noninterest income of $8.9 million. These improvements to income were partially offset by an increase in noninterest expense of $26.0 million resulting primarily from the Severn merger.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $27.4 million for the third quarter of 2022 and $15.6 million for the third quarter of 2021. Tax-equivalent net interest income was $24.7 million for the second quarter of 2022. The increase in net interest income when comparing the third quarter of 2022 to the third quarter of 2021 and the second quarter of 2022, was due to increases in interest and fees on loans and income from taxable investment securities, partially offset by increases in interest expense on interest-bearing deposits and subordinated debt primarily due to the acquisition of Severn. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the third quarter of 2022 was 3.38% which was an increase of 39bps when compared to 2.99% for the third quarter of 2021 and an increase of 28bps when compared to 3.10% for the second quarter of 2022. The improvement in net interest margin in the third quarter of 2022 when compared to the third quarter of 2021 and the second quarter of 2022 was due to higher average loan balances, accretion income from purchased loans and higher rates paid on lower yielding assets.

Interest Income

On a tax-equivalent basis, interest income increased $13.7 million, or 80.8%, for the third quarter of 2022 when compared to the third quarter of 2021. The improvement to interest income was the result of increases in interest and fees on loans, income from investment securities and higher yields on interest-bearing deposits with other banks. The primary driver for the increase in interest income on loans was the higher average volume of loans of $840.0 million, significantly impacted by the acquisition of Severn in the fourth quarter of 2021 coupled with a higher average yield of 29bps.  The average balance of taxable investment securities increased $284.2 million, providing $1.9 million of additional income.

On a tax-equivalent basis, interest income increased $3.9 million, or 14.6%, for the third quarter of 2022 when compared to the second quarter of 2022. The increase was primarily a result of growth in the average balance in loans of $110.1 million, or 5.0%. In addition, the average balance of taxable investment securities increased $72.1 million, or 13.2%, and the average yield increased 31bps, which provided $793 thousand of additional income.

Interest Expense

Interest expense increased $2.0 million, or 148.9%, when comparing the third quarter of 2022 to the third quarter of 2021. The increase in interest expense from the third quarter of 2021 was the result of increases in expenses on interest-bearing deposits of $1.6 million and both long-term advances from FHLB and subordinated debt for a combined $341 thousand, all of which were significantly impacted by the acquisition of Severn in the 4th quarter of 2021.

Interest expense increased $1.2 million, or 58.8%, when comparing the third quarter of 2022 to the second quarter of 2022 primarily due to an increase in interest expense on deposits. The increase in the interest expense comparing the third quarter of 2022 to the second quarter of 2022 was primarily due to increases in average balances of money market and savings accounts and interest-bearing checking accounts. The rates paid on interest-bearing deposits increased to 48bps in the third quarter of 2022 from 29 bps in the second quarter of 2022.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended September 30, 2022 and 2021.

	For Three Months Ended			For Three Months Ended
	September 30, 2022			September 30, 2021
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$2,327,279	$25,960	4.43%	$1,487,281	$15,518	4.14%
Investment securities:
Taxable	618,378	3,186	2.06	334,205	1,318	1.58
Interest-bearing deposits	264,576	1,466	2.20	250,019	97	0.15
Total earning assets	3,210,233	30,612	3.78%	2,071,505	16,933	3.24%
Cash and due from banks	31,724			19,453
Other assets	218,163			108,989
Allowance for credit losses	(15,755)			(15,499)
Total assets	$3,444,365			$2,184,448

Interest-bearing liabilities
Demand deposits	$646,399	1,071	0.66%	$462,950	165	0.14%
Money market and savings deposits	1,034,580	907	0.35	644,330	295	0.18
Certificates of deposit $100,000 or more	222,697	308	0.55	136,059	243	0.71
Other time deposits	215,014	275	0.51	142,777	246	0.68
Interest-bearing deposits	2,118,690	2,561	0.48	1,386,116	949	0.27
Securities sold under retail repurchase agreements and short-term FHLB advances	—	—	—	2,718	2	0.29
Advances from FHLB - long-term	10,035	16	0.63	—	—	—
Subordinated debt	42,953	684	6.33	24,504	359	5.81
Total interest-bearing liabilities	2,171,678	3,261	0.60%	1,413,338	1,310	0.37%
Noninterest-bearing deposits	893,968			557,109
Other liabilities	21,336			13,120
Stockholders’ equity	357,383			200,881
Total liabilities and stockholders’ equity	$3,444,365			$2,184,448

Net interest spread		$27,351	3.18%		$15,623	2.87%
Net interest margin			3.38%			2.99%

Tax-equivalent adjustment
Loans		$36			$34
Total		$36			$34

(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%,

exclusive of nondeductible interest expense.

(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations.

Net Interest Income

Tax-equivalent net interest income increased $30.9 million, or 70.8%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The higher net interest income was due to an increase in interest income of $33.8 million, or 70.6%, specifically increased interest and fees on loans of $27.2 million, or 61.4%, primarily due to an increase in the average loan balance of $774.0 million, or 53.0%, coupled with accretion income from acquired loans of $2.1 million for the nine months of 2022.  Taxable investment securities and interest on deposits with other banks increased $4.2 million and $2.3 million, respectively. The increase in interest expense was the result of an increase in the average balance on interest bearing deposits of $819.8 million, or 62.8%.  Interest on long term borrowings increased by $688 thousand due to the acquisition of long-term advances from the FHLB and junior subordinated debt acquired as part of the Severn acquisition.  This resulted in a net interest margin of 3.09% for the nine months ended September 30, 2022 compared to 2.97% for the nine months ended September 30, 2021.

Interest Income

On a tax-equivalent basis, interest income increased $33.8 million, or 70.6%, for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021. The increase was primarily due to higher interest and fees on loans of $27.2 million, or 61.4%, and taxable investment securities of $4.2 million, or 126.2%. The increase in interest and fees on loans was due to a higher average balance of loans of $774.0 million, or 53.0%, primarily due to the acquisition of Severn in the 4th quarter of 2021 as well as organic growth during the year. The increase in interest on taxable investment securities was due to a higher average balance in these securities of $282.4 million, or 99.8%.

Interest Expense

Interest expense increased $2.9 million, or 68.3%, when comparing the nine months ended September 30, 2022 to the nine months ended September 30, 2021. The increase in interest expense was the result of an increase in average interest-bearing deposits of $819.8 million, or 62.8%. Interest on long-term borrowings increased by $688 thousand due to the acquisition of long-term advances with the FHLB and junior subordinated debt acquired as part of the Severn acquisition.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2022 and 2021.

	For Nine Months Ended			For Nine Months Ended
	September 30, 2022			September 30, 2021
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$2,235,092	$71,575	4.28%	$1,461,083	$44,339	4.06%
Investment securities:
Taxable	565,535	7,562	1.79	283,104	3,343	1.58
Interest-bearing deposits	424,790	2,546	0.80	219,540	199	0.12
Total earning assets	3,225,417	81,683	3.39%	1,963,727	47,881	3.26%
Cash and due from banks	14,383			18,536
Other assets	222,236			107,174
Allowance for credit losses	(15,095)			(14,802)
Total assets	$3,446,941			$2,074,635

Interest-bearing liabilities
Demand deposits	$627,213	1,652	0.35%	$435,678	453	0.14%
Money market and savings deposits	1,046,230	2,027	0.26	591,959	777	0.18
Certificates of deposit $100,000 or more	247,635	931	0.50	134,080	998	1.00
Other time deposits	204,283	819	0.54	143,832	961	0.89
Interest-bearing deposits	2,125,361	5,429	0.34	1,305,549	3,189	0.33
Securities sold under retail repurchase agreements and federal funds purchased	913	2	0.29	2,695	5	0.25
Advances from FHLB - long-term	10,075	45	0.60	—	—	—
Subordinated debt	42,878	1,731	5.40	24,474	1,088	5.94
Total interest-bearing liabilities	2,179,227	7,207	0.44%	1,332,718	4,282	0.43%
Noninterest-bearing deposits	891,233			531,199
Other liabilities	21,932			12,631
Stockholders’ equity	354,549			198,087
Total liabilities and stockholders’ equity	$3,446,941			$2,074,635

Net interest spread		$74,476	2.95%		$43,599	2.83%
Net interest margin			3.09%			2.97%

Tax-equivalent adjustment
Loans		$117			$108
Total		$117			$108
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income for the third quarter of 2022 increased $2.4 million, or 83.7%, when compared to the third quarter of 2021. The increase from the third quarter of 2021 was largely the result of the addition of Severn in the fourth quarter of 2021 which contributed in part to increases in service charges on deposit accounts of $704 thousand and added mortgage-banking revenue of $680 thousand and title revenue from Mid-Maryland Title Company of $397 in the third quarter of 2022. Noninterest income decreased $489 thousand, or 8.4%, when compared to the second quarter of 2022 primarily due to a decrease in revenue associated with the mortgage division of $416 thousand and other bank fee income of $132 thousand, partially offset by increases in service charges on deposit accounts $71 thousand.

Total noninterest income for the nine months ended September 30, 2022, increased $8.9 million, or 105.8%, when compared to the same period in 2021. The increase in noninterest income primarily consisted of revenue associated with the mortgage division, service charges on deposit related fees, title company revenue and other noninterest income.  The increases in other noninterest income were primarily due to increases in rental income and other loan fee income as a result of the  Severn acquisition.

Noninterest Expense

Total noninterest expense for the third quarter of 2022, excluding merger-related expenses, increased $7.3 million, or 64.4%, when compared to the third quarter of 2021 and decreased $1.1 million, or 5.5%, when compared to the second quarter of 2022. The increase in noninterest expense when compared to the third quarter of 2021 was primarily due to increases in salaries and wages, employee related benefits, occupancy expense, data processing, amortization of intangible assets and legal and professional fees, which were all significantly impacted by adding Severn branches and its operations. The decrease in noninterest expense when compared to the second quarter of 2022 was primarily due to increased deferrals of direct loan origination costs for salaries and employee benefits associated with the elevated level of loan originations during the quarter, as well as various cost savings related to the merger with Severn.

Total noninterest expense for the nine months ended September 30, 2022, excluding merger-related expenses, increased $25.8 million, or 79.6%, when compared to the same period in 2021. The increase was primarily a result of higher salaries, employee benefits, occupancy expense, other intangibles, data processing costs, other noninterest expenses, and FDIC insurance premiums due to significant increases in new and existing customers and the acquisition of Severn.

Provision for Credit Losses

The provision for credit losses was $675 thousand for the third quarter of 2022, $290 thousand for the third quarter of 2021 and $200 thousand for the second quarter of 2022. The increase in the provision for credit losses during the third quarter of 2022 as compared to the prior quarters was primarily attributable to significant loan growth. The ratio of the allowance for credit losses to period-end loans was 0.68% at September 30, 2022, 0.68% at June 30, 2022 and 1.04% at September 30, 2021. Excluding PPP loans and acquired loans, the ratio of the allowance for credit losses to period-end loans was 0.84% at September 30, 2022, slightly lower than the 0.89% at June 30, 2022 and lower than the 1.07% at September 30, 2021. The decline in the percentage of the allowance from the third quarter of 2021 was primarily the result of lower historical loss experience as well as lower pandemic related qualitative reserves. The Company reported net recoveries in the third quarter of 2022 of $119 thousand, compared to net recoveries of $147 thousand for the third quarter of 2021 and net recoveries of $573 thousand for the second quarter of 2022. Management continually evaluates the adequacy of the allowance for credit losses as changes in the environment and within the portfolio become known.

The provision for credit losses for the nine months ended September 30, 2022 and 2021 was $1.5 million and $1.4 million, respectively, while net recoveries were $858 thousand and $272 thousand, respectively. The increase in provision for credit losses was the result of an increase in loans held for investment in the first nine months of 2022 of $283 million compared to $41 million for the first nine months of 2021. The ratio of allowance to total loans increased from 0.66% at December 31, 2021, to 0.68% at September 30, 2022. Excluding PPP and acquired loans, the ratio of the allowance for credit losses to period-end loans was 0.84% at September 30, 2022, lower than the 0.93% at December 31, 2021. The primary drivers for the decrease in the percentage of allowance for credit losses to total loans were due to lower historical loss experience and reduced pandemic relative qualitative factors. The ratio of annualized net recoveries to average loans was (0.05%) for the first nine months of 2022, compared to annualized net recoveries to average loans of (0.02%) for the first nine months of 2021. Management will continue to evaluate the adequacy of the allowance for credit losses as more economic data becomes available and as changes within the Company’s portfolio are known.

Income Taxes

The Company reported income tax expense of $3.4 million for the third quarter of 2022, $1.7 million for the third quarter of 2021 and $2.7 million for the second quarter of 2022. Income tax expense increased when compared to both the third quarter of 2021 and second quarter of 2022 due to higher pre-tax earnings. The effective tax rate for the third quarter of 2022 was 26.2%, 26.2% for the second quarter of 2022, and 26.4% for the third quarter of 2021.  Income tax expense was $8.0 million for the nine months ended September 30, 2022, and $4.5 million for the nine months ended September 30,

2021. The effective tax rate was 26.0% for the nine months ended September 30, 2022, and 26.4% for the nine months ended September 30, 2021.

ANALYSIS OF FINANCIAL CONDITION

Loans Held for Sale

We originate residential mortgage loans for sale on the secondary market, which we have elected to carry at fair value. At September 30, 2022 and December 31, 2021, the fair value of loans held for sale amounted to $8.3 million and $37.7 million, respectively.

When we sell mortgage loans we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser.

Loans Held for Investment

The following tables represent the composition of the Company’s loan portfolio at September 30, 2022 and December 31, 2021.

	September 30, 2022
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans
Construction	$201,571	$28,548	$230,119
Residential real estate	610,691	147,372	758,063
Commercial real estate	830,421	192,832	1,023,253
Commercial	121,843	38,296	160,139
Consumer	229,266	752	230,018
Total loans excluding PPP loans	1,993,792	407,800	2,401,592
PPP loans	250	41	291
Total loans	$1,994,042	$407,841	$2,401,883
Allowance for credit losses			(16,277)
Total loans, net			$2,385,606

	December 31, 2021
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans
Construction	$145,151	$94,202	$239,353
Residential real estate	469,863	184,906	654,769
Commercial real estate	679,816	216,413	896,229
Commercial	128,485	47,332	175,817
Consumer	124,496	951	125,447
Total loans excluding PPP loans	1,547,811	543,804	2,091,615
PPP loans	18,371	9,189	27,560
Total loans	$1,566,182	$552,993	$2,119,175
Allowance for credit losses			(13,944)
Total loans, net			$2,105,231

The acquisition of Severn added $584.6 million in total loans as of October 31, 2021, of which $407.8 million in total loans remained outstanding as of September 30, 2022. Excluding these loans and legacy PPP loans, total legacy loans increased $445.9 million, or 28.8%, when compared to December 31, 2021. At September 30, 2022 and December 31, 2021, PPP loans accounted for $250 thousand and $18.4 million of total legacy loans, respectively. Most of our loans, excluding PPP loans, are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in legacy loans, excluding PPP loans, was comprised of increases in consumer loans of $104.8 million, or 84.2%, construction loans of $56.4 million, or 38.9%, residential real estate loans of $140.8 million, or 30.0%, and commercial real estate loans of $150.6 million, or 22.2%, partially offset by a decrease in commercial loans of $6.7 million, or 5.2%, at September 30, 2022 compared to December 31, 2021. At September 30, 2022, the legacy loan portfolio, excluding PPP loans, was comprised of 41.7% commercial real estate, 30.6% residential real estate, 11.5% consumer, 10.1% construction and 6.1% commercial. That compares to 43.9%, 30.4%, 8.0%, 9.4% and 8.3, respectively, at December 31, 2021. Outstanding PPP loans totaled $291 thousand at September 30, 2022 and $27.6 million at December 31, 2021, a decrease of $27.3 million or 98.9%. The decrease was primarily due to forgiveness on first and second round PPP loans originated in 2020 and 2021. We do not engage in foreign or subprime lending activities. See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $230.1 million, or 9.6% of total loans, at September 30, 2022 and $239.4 million, or 11.3% of total loans, at December 31, 2021. Commercial real estate loans were $1.02 billion, or 42.6% of total loans, at September 30, 2022, compared to $896.2 million, or 42.3% of total loans, at December 31, 2021.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At September 30, 2022, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 288.8% of total risk-based capital. At such time, construction, land and land development loans represented 67.3% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 110.8% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

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

The allowance for credit losses was $16.3 million at September 30, 2022, $13.9 million at December 31, 2021 and $15.5 million at September 30, 2021. There were net recoveries of $119 thousand for the third quarter of 2022, compared to net recoveries of $573 thousand for the second quarter of 2022 and net recoveries of $147 thousand for the third quarter of 2021. The ratio of annualized net recoveries to average loans was 0.02% for the third quarter of 2022, compared to annualized net recoveries of 0.10% for the second quarter of 2022 and annualized net recoveries of 0.04% for the third quarter of 2021. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 0.68% at September 30, 2022 and 0.66% at December 31, 2021. Excluding PPP loans and acquired loans from Severn and Northwest, the ratio of the allowance for credit losses to period-end loans was 0.84% at September 30, 2022, lower than the 0.93% at December 31, 2021. The decrease in the percentage of the allowance to total loans, excluding PPP loans and acquired loans, at September 30, 2022 compared to December 31, 2021, was primarily the result of improved credit quality, including lower historical loss experience as well as lower pandemic related qualitative factors. Management currently believes that the provision for credit losses and the resulting allowance were adequate to provide for probable losses inherent in our loan portfolio at September 30, 2022.

The following tables present a summary of the activity in the allowance for credit losses at or for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended
	September 30, 2022			September 30, 2021
			Percentage of net			Percentage of net
			charge-offs (recoveries)			charge-offs (recoveries)
			(annualized) to			(annualized) to
			average loans			average loans
		Net (charge-offs)	outstanding		Net (charge-offs)	outstanding
(Dollars in thousands)	Average balances	recoveries	during the year	Average balances	recoveries	during the year
Construction	$239,120	$2	-%	$130,590	$161	(0.49)%
Residential real estate	730,738	12	(0.01)	460,890	9	(0.01)
Commercial real estate	980,174	243	(0.10)	656,278	—	-
Commercial	150,143	(142)	0.38	145,217	(29)	0.08
Consumer	213,984	4	(0.01)	94,306	6	(0.03)
Total	$2,314,159	$119	(0.02)%	$1,487,281	$147	(0.04)%

Allowance for credit losses at period end as a percentage of total period end loans (1)	0.68%	1.04%
Allowance for credit losses at period end as a percentage of total period end loans (2)	0.84%	1.10%
Allowance for credit losses at period end as a percentage of average loans (3)	0.70%	1.04%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans	833.86%	449.09%

(1)	At September 30, 2022 and September 30, 2021, these ratios included all loans held for investment, including PPP loans of $291 thousand and $41.5 million, respectively.
(2)	At September 30, 2022 and September 30, 2021, these ratios exclude PPP loans, acquired loans and the associated purchase discount mark on the acquired loans from both Severn and Northwest.
(3)	At September 30, 2022 and September 30, 2021, these ratios included all loans held for investment, including average PPP loans of $749 thousand and $63.9 million, respectively.

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
			Percentage of net			Percentage of net
			charge-offs (recoveries)			charge-offs (recoveries)
			(annualized) to			(annualized) to
			average loans			average loans
		Net (charge-offs)	outstanding		Net (charge-offs)	outstanding
(Dollars in thousands)	Average balances	recoveries	during the year	Average balances	recoveries	during the year
Construction	$251,150	$9	-%	$121,107	$171	(0.19)%
Residential real estate	680,107	127	(0.02)	453,469	72	(0.02)
Commercial real estate	938,892	942	(0.13)	638,234	64	(0.01)
Commercial	165,692	(216)	0.17	183,434	(40)	0.03
Consumer	181,443	(4)	-	64,839	5	(0.01)
Total	$2,217,284	$858	(0.05)%	$1,461,083	$272	(0.02)%

Allowance for credit losses at period end as a percentage of total period end loans (1)	0.68%	1.04%
Allowance for credit losses at period end as a percentage of total period end loans (2)	0.84%	1.10%
Allowance for credit losses at period end as a percentage of average loans (3)	0.73%	1.06%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans	833.86%	449.09%
(1)	At September 30, 2022 and September 30, 2021, these ratios included all loans held for investment, including PPP loans of $291 thousand and $41.5 million, respectively.
(2)	At September 30, 2022 and September 30, 2021, these ratios exclude PPP loans, acquired loans and the associated purchase discount mark on the acquired loans from both Severn and Northwest.
(3)	At September 30, 2022 and September 30, 2021, these ratios included all loans held for investment, including average PPP loans of $8.9 million and $103.9 million, respectively.

Nonperforming Assets and Accruing TDRs

As shown in the following table, nonperforming assets were $3.0 million  at both September 30, 2022 and December 31, 2021. The balance of nonperforming asset changes from September 30, 2022 to December 31, 2021 were an increase in total loans 90 days or more past due and still accruing of $323 thousand offset by a decrease in other real estate owned of $335 thousand and nonaccrual assets of $52 thousand. Accruing troubled debt restructurings (“TDRs”) decreased $1.2 million, or 21.3%, over the same time period. Other real estate owned properties decreased to $197 thousand at September 30, 2022 from $532 thousand at December 31, 2021. The ratio of nonaccrual loans and accruing TDRs to total loans ratio at September 30, 2022 was 0.27% compared to 0.36% at December 31, 2021.

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

The following table summarizes our nonperforming assets and accruing TDRs at September 30, 2022 and December 31, 2021.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Nonperforming assets
Nonaccrual loans	$1,949	$2,004
Total loans 90 days or more past due and still accruing	644	508
Other real estate owned	197	532
Total nonperforming assets	$2,790	$3,044

Total accruing TDRs	$4,458	$5,667

As a percent of total loans:
Nonaccrual loans	0.08%	0.09%
Accruing TDRs	0.19%	0.27%
Nonaccrual loans and accruing TDRs	0.27%	0.36%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.12%	0.14%
Nonperforming assets and accruing TDRs	0.30%	0.41%

As a percent of total assets:
Nonaccrual loans	0.06%	0.06%
Nonperforming assets	0.08%	0.09%
Accruing TDRs	0.13%	0.16%
Nonperforming assets and accruing TDRs	0.21%	0.25%

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

Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and ability to hold such securities until maturity. At September 30, 2022, 14.7% of the portfolio of debt securities was classified as available for sale and 85.3% was classified as held to maturity, compared to 22.6% and 77.4% respectively, at December 31, 2021. See Note 4 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities, including restricted stock, totaled $668.2 million at September 30, 2022, a $141.1 million, or 26.8%, increase since December 31, 2021. The increase was primarily due to purchases of held to maturity securities of $207.5 million, purchases of restricted securities of $5.7 million and purchases of equity securities of $12 thousand partially offset by proceeds from maturities and principal repayments of available for sale securities of $16.7 million and held to maturity securities of $40.6 million. At September 30, 2022, 76.6% of the securities available for sale were mortgage-backed, 21.2% were U.S. Government agencies and 2.2% were corporate bonds, compared to 79.2%, 19.1% and 1.7%, respectively, at year-end 2021. At September 30, 2022, 71.0% of the securities held to maturity were mortgage-backed, 26.8% were U.S. Government agencies, 2.1% were subordinated debt instruments and less than 1% were community reinvestment bonds, compared to 74.8%, 21.4%, 3.6% and less than 1%, respectively, at year-end 2021. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies. The decline in fair values on available for sale securities in the third quarter of 2022 was the result of the recent increases in interest rates and are not indicative of any credit concerns due to the Company holding high quality securities.

Deposits

Total deposits at September 30, 2022 amounted to $3.02 billion, a decrease of $10.9 million, or less than 1%, when compared to the level at December 31, 2021. The decrease in total deposits consisted of a decrease in money market and savings accounts of $72.5 million, $33.7 million in noninterest bearing deposits and $30.6 million in time deposits partially offset by an increase in interest bearing checking accounts of $125.8 million.

Short-Term Borrowings

The Company had no short-term borrowings as of September 30, 2022, compared to short-term borrowings consisting of securities sold under agreements to repurchase of $4.1 million at December 31, 2021. Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. Other short-term borrowings may consist of overnight borrowing from correspondent banks or advances from the FHLB. Short-term advances are defined as those with original maturities of one year or less. At September 30, 2022 and December 31, 2021, the Company had no outstanding short-term advances with the FHLB.

Long-Term Debt

The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The acquisition of Severn added $10.1 million in long-term FHLB borrowings, which carried an interest rate of 2.19%. The balance of this debt was $10.0 million and $10.1 million at September 30, 2022 and December 31, 2021 respectively.  The long-term FHLB borrowings were paid off in October of 2022.

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% of Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

As a result of the Severn merger, the Company acquired Junior Subordinated Debt Securities due in 2035 (“2035 Debentures”) which had an outstanding principal balance of $20.6 million. The debt balance of $18.4 million at September 30, 2022 and $18.2 million at December 31, 2021 wasthe  presented net of a fair value adjustment of $2.2 million  and $2.4 million, respectively.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $420.3 million for the first nine months of 2022 compared to an increase of $123.9 million for the first nine months of 2021. The decrease in cash and cash equivalents in 2022 was mainly due to funding net loan growth of $280.9 million and purchases of securities held to maturity of $207.5 million.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other correspondent banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had collateral pledged of approximately $298.7 million and $363.7 million at September 30, 2022 and December 31, 2021, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB.

Total stockholders’ equity increased $6.5 million, or 1.9%, to $357.2 million at September 30, 2022 when compared to December 31, 2021 primarily due to the current year’s retained earnings, partially offset by an increase in unrealized losses of $9.8 million (net of tax) on available for sale securities and dividends paid which are recorded in accumulated other comprehensive income (loss).

The Bank and the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the  Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1,250%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank and the Company were well capitalized at September 30, 222.

The following tables present the applicable capital ratios for the Company and the Bank as of September 30, 2022 and December 31, 2021.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
September 30, 2022	ratio	ratio	capital ratio	capital ratio
Shore Bancshares, Inc.	9.36%	11.95%	12.69%	14.34%
Shore United Bank	9.59%	13.05%	13.05%	13.71%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2021	ratio	ratio	capital ratio	capital ratio
Shore Bancshares, Inc.	9.43%	12.76%	12.76%	15.36%
Shore United Bank	9.48%	13.90%	13.90%	14.55%

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

An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2022 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at September 30, 2022.

There was no change in our internal control over financial reporting during the third quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s common stock, par value $0.01 per share (“Common Stock”), during the year to date period ended September 30, 2022.

On July 6, 2022, the Company announced a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to $5.0 million of the Company's Common Stock, representing approximately 1.4% of its issued and outstanding Common Stock based on the closing price of the Company’s Common Stock on July 5, 2022. The program may be limited or terminated at any time without prior notice. There were no purchases of the Company’s Common Stock during the third quarter of 2022. The program will expire on March 31, 2023.

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

SHORE BANCSHARES, INC.

Date: November 14, 2022	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Edward C. Allen
Edward C. Allen
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)