Form 10-K
period 2022-12-31
SHORE BANCSHARES INC
filed 2023-03-30
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ◻ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $326,483,875.

The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 19,898,388 as of March 1, 2023.

Documents Incorporated by Reference

Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2023 Annual Meeting of Stockholders.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

●	general economic conditions, (including the interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation/deflation and supply chain issues), whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans;
●	our ability to prudently manage our growth and execute our strategy;
●	the effect of acquisitions we have made or may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;
●	risks related to the proposed merger with The Community Financial Corporation (“TCFC”) including, among others, (i) failure to complete the merger with TCFC or unexpected delays related to the merger or either party’s inability to satisfy closing conditions required to complete the merger, (ii) certain restrictions during the pendency of the proposed transactions with TCFC that may impact the parties’ ability to pursue certain business opportunities or strategic transactions, (iii) diversion of management’s attention from ongoing business operations and opportunities, (iv) cost savings and any revenue synergies from the merger may not be fully realized or may take longer than anticipated to be realized, (v) the integration of each party’s management, personnel and operations will not be successfully achieved or may be materially delayed or will be more costly or difficult than expected, (vi) deposits attrition, customer or employee loss and/or revenue loss as a result of the proposed merger, and (vii) expenses related to the proposed merger being greater than expected;

●	impairment of our goodwill and intangible assets;

●	results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;
●	changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;
●	the effect of any change in federal government enforcement of federal laws affecting the cannabis industry;
●	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;
●	our liquidity requirements could be adversely affected by changes in our assets and liabilities;
●	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;
●	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;
●	the expected discontinuation of the London Interbank Offering Rate (“LIBOR”) and uncertainty regarding potential alternative reference rates, including Secured Overnight Financing Rate (“SOFR”);
●	the growth and profitability of non-interest or fee income being less than expected;
●	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies;
●	Cybersecurity threats and the cost of defending against them;
●	Climate change, including the enhanced regulatory, compliance, credit and reputational risks and costs;
●	the effect of fiscal and governmental policies of the United States federal government; and
●	geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts of terrorism, and/or military conflicts, which could impact business and economic conditions in the U.S. and abroad.

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

PART I

Item 1.      Business.

BUSINESS

General

The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. The Company conducts business primarily through two wholly owned subsidiaries, Shore United Bank, N.A. (the “Bank”) and Mid-Maryland Title Company, Inc. (the “Title Company”). The Bank provides consumer and commercial banking products and services, including secondary mortgage lending, trust, wealth management and financial planning services. The Title Company engages in title work related to real estate transactions. The Company, Bank and Title Company are Affirmative Action/Equal Opportunity Employers.

Pending Merger

On December 14, 2022, the Company and TCFC entered into a definitive agreement pursuant to which TCFC will be merged with and into the Company, with the Company as the surviving corporation (the "Merger"). Promptly following the Merger, TCFC’s wholly-owned bank subsidiary, the Community Bank of the Chesapeake, will be merged with and into the Bank, with the Bank as the surviving bank.

Under the terms of the agreement, TCFC shareholders will have the right to receive 2.3287 shares of Shore common stock and cash in lieu of any fractional shares of Shore common stock. Upon closing, shareholders of Shore will own approximately 60% of the combined company and shareholders of TCFC will own approximately 40% of the combined company. The transaction is subject to satisfaction of customary closing conditions, including approval from Shore and TCFC shareholders. Shore and TCFC have received all required regulatory approvals and waivers. The transaction is expected to close late in the second quarter or early in the third quarter of 2023.

As of December 31, 2022, TCFC had more than $2.4 billion in assets and operated ten full-service offices in Maryland and two full-service offices in Virginia.

Banking Products and Services

The Bank is a national banking association chartered under the laws of the United States with trust powers that can trace its origin to 1876. The Bank currently operates 31 full-service branches, 33 ATMs, 6 loan production offices, and provides a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Baltimore City, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County, Anne Arundel County and Worcester County in Maryland, Kent County and Sussex County in Delaware and in Accomack County, Virginia. The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Cannabis Related Business

The Bank provides banking services to customers that are licensed by various states to do business in the cannabis industry as growers, processors and dispensaries. The Bank maintains stringent written policies and procedures related to the on-boarding of such businesses and to the monitoring and maintenance of such business accounts.

In accordance with Federal regulatory guidance, and industry best practices, the Bank performs a multilayered due diligence review of a cannabis business before the business is on-boarded, including site visits and confirmation that the business is properly licensed by the state in which it is conducting business. Throughout the relationship, the Bank continues to monitor the business, including site visits, to ensure that the cannabis business continues to meet stringent requirements, including maintenance of required licenses. The Bank performs periodic financial reviews of  the business and monitors the business in accordance with the Bank Secrecy Act (“BSA”) and Maryland Medical Cannabis Commission requirements.

See Note 23 to the Consolidated Financial Statements for a summary of the level of business activities with the Bank’s  cannabis customers.

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

The Bank provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Additional collateral may be taken if loan to value ratios exceed 80%. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to twelve months and may have fixed or variable rate features. Permanent financing options for individuals include fixed and variable rate loans with three- and five-year balloon features and one-, three- and five-year adjustable rate mortgage loans. The risk of loss associated with real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less at origination, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.

The Bank originates residential mortgage loans that are to be held in our loan portfolio as well as loans that are intended for sale in the secondary market. Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship. These loans are made in conformity with standard government-sponsored enterprise (“GSE”) underwriting criteria required by the investors to assure maximum eligibility for resale in the secondary market and are approved either by the Bank’s underwriter or the correspondent’s underwriter. Additionally, loans that are sold into the secondary market are typically residential long-term loans (15 or more years), generally with fixed rates of interest. Loans retained for the Bank’s portfolio typically include construction loans and loans that periodically reprice or mature prior to the end of an amortized term. Generally, loans are sold with servicing retained which includes loans sold to the Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”). As of December 31, 2022, the Bank was servicing $343.8 million in loans for FNMA and $74.1 million in loans for FHLMC.

A variety of consumer loans are offered to customers, including home equity loans, credit cards, marine loans and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and ongoing monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.

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

Employees and Human Capital Resources

At March 1, 2023, we employed 481 persons, of which 469 were employed on a full-time basis. None of our employees are represented by any collective bargaining unit or are a party to a collective bargaining agreement. We believe the relationship with our employees to be excellent. Our ability to attract and retain employees is a key to our success. We offer a competitive total rewards program to our employees and monitor the competitiveness of our compensation and benefits programs in our various market areas.

The Company prides itself on being a values-driven organization, supporting diversity, equity and inclusion. Employees are empowered to share ideas that keep the organization connected. Our company core values guide each team member to:

•Integrity – Honesty, Commitment, Ethics

•Family – Teamwork, Open, Engage, Communicate

•Performance – Effort, Knowledge, Quality, Results

•	Dedication – Passion, Motivated, Tireless, Perseverance
•	Empowerment – Innovative, Initiative, Accountable

We believe that these values enable our success with our customers and have helped us build an inspiring, vibrant and accountability driven culture. In addition, we are committed to developing our staff through internal/external training programs, availability of online training resources, and continuing to implement leadership development programs to all levels of leadership within the organization. This includes career development as well as identifying future leaders and preparing them for leadership opportunities.

COMPETITION

Shore Bancshares, Inc. and its subsidiaries operate in a highly competitive environment. Our competitors include community banks, commercial banks, credit unions, thrifts, mortgage banking companies, credit card issuers, investment advisory firms, brokerage firms, mutual fund companies, fintechs, title companies and e-commerce and other internet-based companies. We compete on a local and regional basis for banking and investment products and services.

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

On October 18, 2022, the FDIC adopted a final rule that increases initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023. Due to the decline in the DIF reserve ratio below the statutory minimum of 1.35 percent as of June 30, 2020, caused by extraordinary growth in insured deposits during the first and second quarters of 2020, the FDIC established a Restoration Plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This 2020 plan did not include an increase in the deposit insurance assessment rate. On June 21, 2022, however, the FDIC adopted an Amended Restoration Plan and notice of proposed rulemaking to increase the deposit insurance assessment rates as it was otherwise at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028. The proposed rule was adopted as final without change.

Also, in the final rule adopted on October 18, 2022, the FDIC incorporated Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures in the risk-based deposit insurance assessment system applicable to all large and highly complex insured depository institutions. In March 2022, the FASB issued ASU 2022-02, which eliminates accounting guidance for troubled debt restructurings (“TDRs”) and introduces new disclosures and enhances existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The FDIC final rule amends the assessment regulations to include a new term, “modifications to borrowers experiencing financial difficulty,” in two financial measures—the underperforming assets ratio and the higher-risk assets ratio—used to determine deposit insurance assessments for large and highly complex insured depository institutions.

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

The Basel III final framework provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Accumulated Other Comprehensive Income (“AOCI”), which primarily consists of unrealized gains and losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.

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

Basel III is currently applicable to the Bank and the Company.  Overall, the Company believes that implementation of the Basel III Rule has not had and will not have a material adverse effect on the Company’s or the Bank’s capital ratios, earnings, stockholders’ equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments,” such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards were generally effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or the Bank. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

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

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase-in over a three-year period the Day 1 adverse regulatory capital effects of CECL accounting standard.  As a result, entities may gradually phase in the full effect of CECL on regulatory capital over a three-year transition period. The requirement to implement the CECL model was effective January 1, 2023.

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

As of December 31, 2022, the Bank and the Company exceeded all regulatory capital requirements and exceeded the minimum CET 1, Tier 1 and total capital ratio inclusive of the fully phased-in capital conservation buffer of 7.0%, 8.5%, and 10.5%, respectively.

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

The U.S Department of Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and persons, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons that are the target of sanctions, including the List of Specially Designated Nationals and Blocked Persons. Financial institutions are responsible for, among other things, blocking accounts of and transactions with sanctioned persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked and rejected transactions after their occurrence. If the Company or the Bank finds a name or other information on any transaction, account or wire transfer that is on an OFAC list or that otherwise indicates that the transaction involves a target of sanctions, the Company or the Bank generally must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC.

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

Other Laws and Regulations

Our operations are subject to several additional laws, some of which are specific to banking and others of which are applicable to commercial operations generally. For example, with respect to our lending practices, we are subject to the following laws and regulations, among several others:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●	HMDA, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
●	Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
●	Fair Debt Collection Practices Act, governing how consumer debts may be collected by collection agencies;
●	Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows for loans secured by one-to-four family residential properties;
●	Rules and regulations established by the National Flood Insurance Program;
●	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
●	Our deposit operations are subject to federal laws applicable to depository accounts, including:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;
●	Electronic Funds Transfer Act and Regulation E of the FRB, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
●	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

In the event of an economic recession, our operating results could be adversely affected because we could experience higher loan and lease charge-offs and higher operating costs. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions. Sources of global economic and market instability include, but are not limited to, the potential economic slowdown in United Kingdom, Europe and the United States, the impact of trade negotiations, economic conditions in China, including the global economic impacts of the Chinese economy, China’s regulation of commerce, escalating military tensions in Europe as a result of Russia's invasion of Ukraine, and the effects of the recent pandemic or other health crises. Various market conditions also affect our operating results. Certain changes in interest rates, inflation, or the financial markets could affect demand for our products. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit which impacts the rates and terms at which we offer loans and leases. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings which may adversely affect businesses’ ability to raise capital and/or service their debts. Political and electoral changes, developments, conflicts, and conditions have in the past introduced, and may in the future introduce, additional uncertainty which may also affect our operating results.

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

Continued inflation poses risk to the economy overall, and could indirectly pose challenges to our clients and to our business. Elevated inflation can impact our business customers through the loss of purchasing power for their customers, leading to lower sales. Rising inflation can also increase input and inventory costs for our customers, forcing them to raise their prices or lower their profitability. Supply chain disruption, also leading to inflation, can delay our customers’ shipping ability, or timing on receiving inputs for their production or inventory. Inflation can lead to higher wages for our business customers, increasing costs. All of these inflationary risks for our business customer base can be financially detrimental, leading to increased likelihood that the customer may default on a loan. In addition, sustained inflationary pressures have resulted in the FRB increasing interest rates by 475 basis points since January 1, 2022 with current federal funds rate range of between 4.75% to 5.00%.  To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

Adverse developments affecting financial institutions or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and lidquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions for the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank was placed into receivership. Despite subsequent actions taken by the U.S. Department of the Treasury, the U.S. Federal Reserve and the FDIC to ensure that all depositors of SVB had access to all of their cash deposits following the closure of SVB, uncertainty remains with respect to the health of the U.S. banking system, particularly around liquidity, uninsured deposits and deposit concentration.

Inflation and rapid increases in interest rates have led to a decline in the fair value of securities portfolios with yields below current market interest rates. The U.S. Federal Reserve Board announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, the U.S. Federal Reserve and the FDIC will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

If such levels of market disruption and volatility continue, there can be no assurance that we will not experience adverse effects, which may materially affect the market price of our common stock and/or our liquidity, financial condition and profitability.

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

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. Federal bank regulatory guidelines identify institutions potentially exposed to commercial real estate concentration risk as those that have (i) experienced rapid growth in commercial real estate lending, (ii) notable exposure to a specific type of commercial real estate, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total commercial real estate loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Due to our emphasis on commercial real estate and construction lending, as of December 31, 2022, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 290.4% of total risk-based capital. Construction, land and land development loans represent 69.8% of total risk-based capital. The commercial real estate portfolio has increased 117.7% during the prior 36 months. We may be subject to heightened supervisory scrutiny during future examinations and/or be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective in preventing losses resulting from concentrations in our commercial real estate portfolio.

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

Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events, and events in world financial markets. In response to inflationary pressures, the FRB has increased interest rates by 475 basis points since January 1, 2022 with a current federal funds rate range of between 4.75% to 5.00%.  Increases in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations.

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

As of December 31, 2022, we had classified 12.9% of our debt securities as available-for-sale pursuant to the Accounting Standards Codification (“ASC”) Topic 320 (“ASC 320”) of the Financial Accounting Standards Board (“FASB”) relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income (loss). The remaining debt securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost. Equity securities with readily determinable fair values are recorded at fair value with changes in fair value recorded in earnings. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. At December 31, 2022, the Company’s accumulated other comprehensive loss amounted to $9.0 million. There can be no assurance that the market value of our investment portfolio will not continue to decline, causing a corresponding decline in stockholders’ equity.

The Bank is a member of the FHLB of Atlanta and our investments include stock issued by the FHLB of Atlanta. These investments could be subject to future impairment charges and there can be no guaranty of future dividends.

Management believes that several factors will affect the market values of our investment portfolio. These risk factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required us to base our fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus the determination of other-than-temporary impairment of the securities in the investment securities portfolio. Write-downs of investment securities would negatively affect our earnings and regulatory capital ratios.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.

We are required to record a non-cash charge to earnings when management determines that an investment security is other-than-temporarily impaired. In assessing whether the impairment of an investment security is other-than-temporary, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Intangible assets other than goodwill are also subject to impairment tests at least annually. A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2022, we had recorded goodwill of $63.3 million and other intangible assets of $5.5 million, representing approximately 17.4% and 1.5% of stockholders’ equity, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2022, our gross deferred tax assets were approximately $15.1 million.  There was a valuation allowance of deferred taxes of $791 thousand recorded at December 31, 2022 as management believes it is more likely than not that net operating losses for the parent company only will not be realized for state income tax purposes.  The holding company files a separate return with the state of Maryland and does not expect that the holding company will generate sufficient taxable income to utilize its deferred tax assets. No valuation allowance is currently recorded for state deferred income taxes of the Company’s subsidiaries or at the Federal level where the Company files consolidated tax return.

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

Combining acquired businesses may be more difficult, costly, or time-consuming than expected, or could result in the loss of customers.

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

One component of our strategy is to sell on the secondary market the longer term, conforming fixed-rate residential mortgage loans that we originate, earning noninterest income in the form of gains on the sale of the loans. When interest rates rise, as they have since the first quarter of 2022, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell, and intend to continue selling, most loans in the secondary market with limited or no recourse, we are required, and will continue to be required, to give customary representations and warranties to the buyers relating to compliance with applicable law. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase. We have not been required to repurchase any loans as of December 31, 2022.

We provide banking services to customers who do business in the cannabis industry and the strict enforcement of federal laws regarding cannabis would likely result in our inability to continue to provide banking services to these customers and we could have legal action taken against us by the federal government.

We have deposit and loan customers that are licensed by the state of Maryland to do business in the cannabis industry as growers, processors, and dispensaries. While cannabis is legal in the state of Maryland, it remains classified as a Schedule I controlled substance under the Federal Controlled Substances Act (“CSA”). As such, the cultivation, use, distribution, and possession of cannabis is a violation of federal law that is punishable by imprisonment and fines. Moreover, the U.S. Supreme Court ruled in USA v. Oakland Cannabis Buyers’ Coop. that the federal government has the authority to regulate and criminalize cannabis, including medical marijuana.

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

Under the terms of our Junior Subordinated Debt Securities due 2035 (the “2035 Debentures”), if (i) there has occurred and is continuing an event of default; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have given notice of our election to defer payments of interest on the 2035 Debentures by extending the interest distribution period as provided in the indenture governing the 2035 Debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock. As of December 31, 2022, we were current on all interest due on the 2035 Debentures.

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

Risks related to the Proposed Merger

We expect to continue to incur substantial costs related to the Merger and integration.

We have incurred and will continue to incur substantial costs in connection with the proposed Merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. While we have attempted to accurately forecast these costs, factors that are beyond our control or that we have failed to accurately estimate could result in us incurring future charges in excess of our current estimates. These charges could be material and could materially adversely affect our future earnings. If the merger is not completed, we would have incurred these expenses without realizing the expected benefits of the Merger.

Failure to complete the proposed Merger could negatively impact Shore.

If the Merger with TCFC is not completed for any reason there may be various adverse consequences and we may experience negative reactions from the financial markets and from our customers and employees. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, the benefits from which may not be realized. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. We also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against us to perform obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $10.5 million to TCFC.

The proposed integration of Shore and TCFC may be more difficult, costly or time consuming than expected and Shore may fail to realize the anticipated benefits of the proposed Merger.

The success of the proposed  Merger will depend, in part, on the ability to realize the anticipated growth opportunities and cost savings from combining the businesses of Shore and TCFC. To realize the anticipated benefits and cost savings from the proposed Merger, we must successfully integrate and combine the businesses of Shore and TCFC in a manner that permits those cost savings to be realized. If we are not able to successfully achieve these objectives, or if we have failed to accurately estimate the anticipated benefits of the proposed Merger, the anticipated benefits may not be realized fully or at all, they may take longer to realize than expected, and we may incur additional unforeseen expenses.

The integration process could result in the loss of key employees, diversion of management attention and resources, the disruption of the combined company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees.

Furthermore, the board of directors and executive leadership of the combined company will consist of former directors and executive officers from each of Shore and TCFC. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

We will be subject to business uncertainties and contractual restrictions while the proposed Merger with TCFC is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Shore. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with Shore. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course in all material respects and to refrain from taking certain actions that may adversely affect our ability to consummate the transactions contemplated by the merger agreement on a timely basis without the consent of TCFC. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Our future results may suffer if we do not effectively manage our expanded operations.

As a result of the proposed Merger, the size, scope, and complexity of our business would increase significantly beyond that of either Shore’s or TCFC’s business prior to the proposed Merger. Our future success will depend, in part, upon our ability to manage and achieve the benefits we have anticipated will be associated with this expanded business, challenges, including challenges related to the management and monitoring of new operations, and the associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, growth opportunities, revenue enhancements or other benefits currently anticipated.

Item 1B.      Unresolved Staff Comments.

None.

Item 2.      Properties.

Our offices are listed in the tables below. The address of the Company and Bank’s main office is 18 East Dover Street in Easton, Maryland. The Company owns the real property at 28969 Information Lane in Easton, Maryland, which also houses the Operations, Information Technology, and Human Resources departments of the Company and its subsidiaries.

Shore United Bank, N.A. Branches

Main Office (1)	Elliott Road Branch (1)	Tred Avon Square Branch (1)
18 East Dover Street	8275 Elliott Road	212 Marlboro Road
Easton, Maryland 21601	Easton, Maryland 21601	Easton, Maryland 21601

St. Michaels Branch (2)	Sunburst Branch (1)	Centreville Branch (1)
1013 South Talbot Street	424 Dorchester Avenue	109 North Commerce Street
St. Michaels, Maryland 21663	Cambridge, Maryland 21613	Centreville, Maryland 21617

Route 213 South Branch (1)	Chester Branch (1)	Denton Branch (1)
2609 Centreville Road	300 Castle Marina Road	850 South 5th Avenue
Centreville, Maryland 21617	Chester, Maryland 21619	Denton, Maryland 21629

Grasonville Branch (1)	Stevensville Branch (1)	Tuckahoe Branch (1)
202 Pullman Crossing	408 Thompson Creek Road	22151 WES Street
Grasonville, Maryland 21638	Stevensville, Maryland 21666	Ridgely, Maryland 21660

Washington Square Branch (1)	Felton Branch (2)	Milford Branch (2)
899 Washington Avenue	120 West Main Street	698-A North Dupont Boulevard
Chestertown, Maryland 21620	Felton, Delaware 19943	Milford, Delaware 19963

Camden Branch (1)	Dover Branch (1)	Arbutus Branch (1)
4580 South DuPont Highway	800 S. Governors Avenue	1101 Maiden Choice Lane
Camden, Delaware 19934	Dover, Delaware 19904	Baltimore, MD 21229

Elkridge Branch (1)	Owings Mills Branch (1)	Onley Branch (2)
6050 Marshalee Drive	9612 Reisterstown Road	25306 Lankford Highway
Elkridge, MD 21075	Owings Mills, MD 21117	Onley, VA 23418

West Ocean City Branch (2)	Westgate Branch (1)	Annapolis Branch (1)
12905B Ocean Gateway	200 Westgate Circle	1917 West Street
Ocean City, MD 21842	Annapolis, MD 21401	Annapolis, MD 21401

Crofton Branch (2)	Edgewater Branch (2)	Glen Burnie Branch (1)
2151 Defense Highway	3083 Solomon’s Island Road	413 Crain Highway, S.E.
Crofton, MD 21114	Edgewater, MD 21037	Glen Burnie, MD 21061

Lothian Branch (2)	Severna Park Branch (2)	Ocean City Branch (2)
5401 Southern Maryland B Lothian, MD 20711	598 Benfield Road Severna Park, MD 21146	3409 Coastal Highway Ocean City, MD 21842

Rehoboth Beach Branch (2)
19358 Miller Road Rehoboth Beach, DE 19971

ATMs (standalone)
University of Maryland Shore Medical Center at Easton
219 South Washington Street
Easton, Maryland 21601

Offices
Division Office - Wye Financial Partners (2) 16 North Washington Street, Suite 1 Easton, Maryland 21601	Loan Production Office – Middletown (2) 102 Sleepy Hollow Unit 204 Middletown, Delaware 19709

Administrative Office (1) – 28969 Information Lane Easton, Maryland 21601	Administrative Office (1) – 23 South Harrison Street Easton, Maryland 21601

Mortgage Loan Office (2) – Greenbelt 5411 Ivy Lane Suite 5056 Greenbelt, MD 20770	Mortgage Loan Office (2) – Frederick 5291 Corporate Drive Suite 202 Frederick, MD 21703	Mortgage Loan Office (2) – Rehoboth Beach 19716 Sea Air Ave#3 Rehoboth Beach, DE 19971
(1)	Branch/Office is owned by Company
(2)	Branch/Office is leased by Company

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION, HOLDERS AND CASH DIVIDENDS

The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”. As of March 1, 2023, the Company had approximately 1,916 registered holders of record.

Shareholders received quarterly cash dividends on shares of common stock totaling $9.5 million in 2022 and $6.6 million in 2021. Dividends remained at $0.12 for the entire year of 2022.   As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company anticipates continuing a regular quarterly cash dividend, although future dividend increases must be approved by TCFC prior to the planned merger in accordance with agreement and plan of merger signed December 14, 2022. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

The transfer agent for the Company’s common stock is:

Broadridge

51 Mercedes Way

Edgewood, NY 11717

Investor Relations: 1-800-353-0103

E-mail for investor inquiries: shareholder@broadridge.com .

www.broadridge.com

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2022, with respect to options outstanding and shares available for future awards under the Company’s active equity incentive plans.

Number of securities
	Number of securities to be	Weighted-average	remaining available for future
	issued upon exercise of	exercise price of	issuance under equity
	outstanding options, warrants	outstanding options,	compensation plans [excluding
	and rights	warrants, and rights	securities reflected in
Plan Category	(a)	(b)	column (a)] ( c)
Equity compensation plans approved by security holders	—	—	499,870

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	499,870

All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2023 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

There were no unregistered sales of the Company’s stock during the fourth quarter of 2022.

The Company announced a new stock repurchase program that was approved on July 6, 2022. Under the new stock repurchase program, the Company is authorized to repurchase up to $5.0 million of the Company’s Common Stock, representing approximately 1.4% of its issued and outstanding Common Stock based on the closing price of the Company’s Common Stock on July 5, 2022. The program may be limited or terminated at any time without prior notice. The program will expire March 31, 2023. There were no purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2022.

Item 6.      Reserved

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion compares the Company’s financial condition at December 31, 2022 to its financial condition at December 31, 2021 and the results of operations for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.

PERFORMANCE OVERVIEW

The Company recorded net income of $31.2 million for 2022 and net income of $15.4 million for 2021. The basic and diluted income per share was $1.57 and $1.17 for fiscal year 2022 and 2021, respectively. When comparing net income for 2022 to 2021, earnings increased due to increases in net interest income $37.2 million and noninterest income of $9.6 million primarily offset by an increase in noninterest expense of $23.5 million related to increases in salaries and wages, employee benefits, and other loan and customer expenses primarily due to the acquisition of Severn Bancorp, Inc. (“Severn”) in the fourth quarter of 2021.

Total assets were $3.477 billion at December 31, 2022, a $17.1 million, or less than 1.0%, increase when compared to $3.460 billion at the end of 2021.  During 2022, the Company shifted its asset mix by deploying cash and cash equivalents into higher yielding loans and investment securities.

Total deposits decreased $16.5 million, or less than 1%, when compared to December 31, 2021.  The decrease in total deposits was due to decreases in money market and savings accounts of $85.7 million, noninterest-bearing deposits of $65.5 million and time deposits of $35.2 million, partially offset by an increase in interest bearing checking accounts of $170.0 million.

Total stockholders’ equity increased $13.6 million, or 3.9%, when compared to December 31, 2021, primarily due to current year earnings, partially offset by unrealized losses on available for sale securities of $9.1 million and dividends paid to common stockholders of $9.5 million.  At December 31, 2022, the ratio of total equity to total assets was 10.48% and the ratio of total tangible equity to total tangible assets was 8.67%, compared to 10.14% and 8.25% for 2021.

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

Goodwill Impairment

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, and on an interim basis if circumstances dictate. Impairment testing requires a qualitative assessment or that the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of December 31, 2022, the Company had banking and mortgage reporting units.

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

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income remains the most significant factor affecting our results of operations. Net interest income represents the excess of interest and fees earned on total average earning assets (loans, investment securities, federal funds sold and interest-bearing deposits with other banks) over interest owed on average interest-bearing liabilities (deposits and borrowings). Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income for 2022 was $101.5 million. This represented a $37.2 million, or 57.8%, increase from 2021. The increase in net interest income when comparing 2022 to 2021 was primarily the result of higher average balances on earnings assets of $1.04 billion, or 47.4%, partially offset by an increase in interest bearing deposits of $684.5 million, higher rates paid on interest bearing deposits of 16bps, and additional interest on subordinated debt acquired in the 4th quarter of 2021. This was the result of a full year of integration with Severn, significant loan growth, and a rising interest rate environment resulting in higher yields on loans and deposits.

Our net interest margin (i.e., tax-equivalent net interest income divided by average earning assets) is managed through loan and deposit pricing and asset/liability strategies. The net interest margin was 3.15% for 2022 and 2.94% for 2021. The net interest margin increased when comparing 2022 to 2021 primarily due to an increase in the average yield on total earning assets of 33bps, partially offset by higher interest rates paid on interest bearing deposits and borrowings. The net interest spread, which is the difference between the average yield on earning assets and the average rate paid for interest-bearing liabilities was 2.96% for 2022 and 2.80% for 2021.

The following table sets forth the major components of net interest income, on a tax-equivalent basis, for the presented years ended December 31.

	2022			2021
	Average	Interest	Yield/	Average	Interest	Yield/
(Dollars in thousands)	Balance	(1)	Rate	Balance	(1)	Rate
Earning assets
Loans (2), (3)	$2,293,627	$99,276	4.33%	$1,568,468	$64,945	4.14%
Investment securities:
Taxable	589,729	11,507	1.95	329,890	5,006	1.52
Tax-exempt	113	7	6.19	—	—	—
Interest-bearing deposits	337,203	3,210	0.95	286,765	368	0.13
Total earning assets	3,220,672	114,000	3.54%	2,185,123	70,319	3.21%
Cash and due from banks	18,158			19,838
Other assets	221,592			127,704
Allowance for credit losses	(15,441)			(15,068)
Total assets	$3,444,981			$2,317,597

Interest-bearing liabilities
Demand deposits	$638,105	3,869	0.61%	$450,399	633	0.14%
Money market and savings deposits	1,043,032	3,609	0.35	695,056	1,433	0.21
Certificates of deposit $100,000 or more	239,927	1,364	0.57	144,209	1,214	0.84
Other time deposits	204,536	1,141	0.56	151,429	1,181	0.78
Interest-bearing deposits	2,125,600	9,983	0.47	1,441,093	4,461	0.31
Securities sold under retail repurchase agreements and federal funds purchased	683	2	0.29	3,017	8	0.27
Advances from FHLB - short-term	1,863	72	3.86	—	—	—
Advances from FHLB - long-term	7,701	35	0.46	1,671	10	0.60
Subordinated debt	42,917	2,451	5.71	27,528	1,560	5.67
Total interest-bearing liabilities	2,178,764	12,543	0.58%	1,473,309	6,039	0.41%
Noninterest-bearing deposits	888,509			574,531
Other liabilities	21,858			45,702
Stockholders’ equity	355,850			224,055
Total liabilities and stockholders’ equity	$3,444,981			$2,317,597

Net interest spread		$101,457	2.96%		$64,280	2.80%
Net interest margin			3.15%			2.94%
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21% for 2022 and 2021, exclusive of nondeductible interest expense. The tax-equivalent adjustment amounts used in the above table to compute yields aggregated $155 thousand in 2022 and $150 thousand in 2021.
(2)	Average loan balances include nonaccrual loans and loans held for sale.
(3)	Interest income on loans includes amortized loan fees, net of costs, and accretion of discounts on acquired loans, which are included in the yield calculations.

On a tax-equivalent basis, total interest income was $114.0 million for 2022 compared to $70.3 million for 2021. The increase in interest income for 2022 compared to 2021 was primarily due to the increase in the average balance in earning assets of $1.04 billion which was due to both the acquisition of Severn and organic growth in 2022. The interest on loans had the most significant impact on total interest income, which increased $34.3 million in 2022, due to the increase in the average balance of loans of $725.2 million, or 46.2%, combined with accretion income of approximately $3.0 million in relation to acquired loans. The increase in interest income on taxable investment securities and interest-bearing deposits was due to increases in their respective average balances of $259.8 million and $50.4 million. As a percentage of total average earning assets, loans, investment securities, and interest-bearing deposits were 71.2%, 18.3%, and 10.5%, respectively, for 2022. The comparable percentages for 2021 were 71.8%, 15.1%, and 13.1%, respectively.

Interest expense was $12.5 million for 2022 compared to $6.0 million for 2021. The increase in interest expense for 2022 was primarily due to the increase in the average rates paid on interest-bearing deposits, and a full year of interest on subordinated debt acquired from Severn. During 2022, money market/savings deposits, demand deposits and certificates of deposit over $100 thousand experienced significant growth with increases in the average balances of $348.0 million, $187.7 million and $95.7 million, respectively, while the average rates paid on these deposits increased 47 and 14bps on demand deposits and money market/savings deposits, respectively and decreased 27bps on certificates of deposit over $100 thousand.

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

	2022 over (under) 2021
	Total	Caused By
(Dollars in thousands)	Variance	Rate	Volume
Interest income from earning assets:
Loans	$34,331	$3,100	31,231
Taxable investment securities	6,501	1,718	4,783
Tax-exempt investment securities	7	—	7
Interest-bearing deposits	2,842	2,764	78
Total interest income	43,681	7,582	36,099

Interest expense on deposits and borrowed funds:
Interest-bearing demand deposits	3,236	2,878	358
Money market and savings deposits	2,176	1,243	933
Time deposits	110	(862)	972
Securities sold under repurchase agreements
and federal funds purchased	(6)	1	(7)
Advances from FHLB - Short-term	72	—	72
Advances from FHLB - Long-term	25	(2)	27
Subordinated debt	891	11	880
Total interest expense	6,504	3,269	3,235
Net interest income	$37,177	$4,313	$32,864

Noninterest Income

Noninterest income increased $9.6 million, or 71.0%, in 2022 when compared to 2021. The increase in noninterest income primarily consisted of increases in revenue associated with the mortgage division of $4.3 million, service charges on deposit accounts of $2.3 million, revenue from Mid-Maryland Title of $1.1 million and other noninterest income of $1.2 million.  The increase in other noninterest income was primarily due to increases in rental fee income of $1.3 million.  These changes were all primarily attributable to the acquisition of Severn in the 4th quarter of 2021.

The following table summarizes our noninterest income for the presented years ended December 31.

	Years Ended		Change from Prior Year
			2022/ 21
(Dollars in thousands)	2022	2021	Amount	Percent
Service charges on deposit accounts	$5,652	$3,396	$2,256	66.4%
Trust and investment fee income	1,784	1,881	(97)	(5.2)
Gains on sales and calls of investment securities	—	2	(2)	(100.0)
Interchange credits	4,812	3,964	848	21.4
Mortgage-banking revenue	5,210	948	4,262	449.6
Title Company revenue	1,340	247	1,093	442.5
Other noninterest income	4,288	3,060	1,228	40.1
Total	$23,086	$13,498	$9,588	71.0

Noninterest Expense

Noninterest expense, excluding merger related expenses, increased $29.9 million, or 62.0%, when compared to the same period in 2021. The increase was mainly the result of increases in salaries and wages, employee related benefits, occupancy expense, data processing, amortization of intangible assets, FDIC insurance premium expense, and legal and professional fees which were all significantly impacted by adding Severn and its operations for the full year of 2022 as well as the addition of two new branches in 2022

The Company had 464 full-time equivalent employees at December 31, 2022, and 454 full-time equivalent employees at December 31, 2021.

The following table summarizes our noninterest expense for the years ended December 31.

	Years Ended		Change from Prior Year
			2022/ 21
(Dollars in thousands)	2022	2021	Amount	Percent
Salaries and wages	$35,931	$21,222	$14,709	69.3%
Employee benefits	9,908	7,262	2,646	36.4
Occupancy expense	6,242	3,690	2,552	69.2
Furniture and equipment expense	2,018	1,553	465	29.9
Data processing	6,890	5,001	1,889	37.8
Directors’ fees	839	620	219	35.3
Amortization of intangible assets	1,988	734	1,254	170.8
FDIC insurance premium expense	1,426	1,015	411	40.5
Other real estate owned expenses, net	65	4	61	1,525.0
Legal and professional fees	2,840	1,742	1,098	63.0
Merger related expenses	2,098	8,530	(6,432)	(75.4)
Other noninterest expenses	10,077	5,433	4,644	85.5
Total	$80,322	$56,806	$23,516	41.4

Income Taxes

The Company reported an income tax expense of $11.0 million for 2022, compared to an income tax expense of $5.8 million for 2021. The effective tax rate was 26.0% for 2022 and 27.4% for 2021. The Company’s effective tax rate decreased in 2022 primarily due to nondeductible expenses related to the acquisition of Severn in 2021, higher pre-tax earnings and reapportionment of assets and revenue for state income tax purposes. Please refer to Note 18 of the Notes to Consolidated Financial Statements included in Part II of this Annual Report on Form 10-K for further information.

REVIEW OF FINANCIAL CONDITION

Asset and liability composition, capital resources, asset quality, market risk, interest sensitivity and liquidity are all factors that affect our financial condition. The following sections discuss each of these factors.

Assets

Interest-Bearing Deposits with Other Banks and Federal Funds Sold

The Company invests excess cash balances (i.e., the excess cash remaining after funding loans and investing in securities with deposits and borrowings) in interest-bearing accounts and federal funds sold offered by our correspondent banks. These liquid investments are maintained at a level that management believes is necessary to meet current liquidity needs. Total interest-bearing deposits with other banks decreased $548.9 million from $566.7 million at December 31, 2021 to $17.8 million at December 31, 2022. The Company principally utilized the excess liquidity to fund increases in both loans held for investment of $436.9 million and investment securities of $128.3 million as compared to the prior year end.

Investment Securities

The investment portfolio is structured to provide us with liquidity and also plays an important role in the overall management of interest rate risk. Investment securities available for sale are stated at estimated fair value based on quoted prices and may be sold as part of the asset/liability management strategy or which may be sold in response to changing interest rates. Net unrealized holding gains and losses on available for sale debt securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts. We have the intent and current ability to hold such securities until maturity. At December 31, 2022, 14% of the portfolio was classified as available for sale and 86% as held to maturity. At December 31, 2021, 23% of the portfolio was classified as available for sale and 77% as held to maturity. Total investment securities increased $128.3 million from $527.1 million at December 31, 2021 to $655.4 million at December 31, 2022. The Bank purchased $208.1 million in debt securities in 2022, all of which were classified as held to maturity. The investment strategy remained relatively consistent when comparing 2022 to 2021 due to excess liquidity, which was partially utilized to purchase securities with higher average yields than the then current overnight Fed funds rate. The larger percentage of securities designated as held to maturity reflects the amount that management believes is not needed to support our anticipated growth and liquidity needs.

Investment securities available for sale were $83.6 million at the end of 2022 and $117.0 million at the end of 2021. The Bank did not purchase any available for sale securities in 2022 and 2021. At year-end 2022, 21.7% of the available for sale securities in the portfolio were U.S. Government agencies, 76.0% of the securities were mortgage-backed securities and 2.3% were corporate bonds, compared to 19.1%, 79.2% and 1.7%, respectively, at year-end 2021. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Investment securities held to maturity amounted to $559.5 million at the end of 2022 and $404.6 million at the end of 2021. The Bank purchased $208.1 million in held to maturity securities in 2022 and $255.5 million for 2021. During 2022, the Bank purchased twenty-two mortgage-backed securities totaling $142.2 million, eleven government agency bonds totaling $62.4 million, two subordinated debt instruments from other banks amounting to $2.0 million and three community reinvestment bonds amounting to $1.5 million. In 2021, the Bank purchased thirty-two mortgage-backed securities totaling $177.1 million, fifteen government agency bonds amounting to 75.9 million and two subordinated debt instruments from other banks amounting to $2.5 million. At year-end 2022, 27.2% of the held to maturity securities in the portfolio were U.S. Government agencies, 70.4% of the securities were mortgage-backed securities, 2.1% were subordinated debt instruments and less than 1% were community reinvestment bonds. At year-end 2021, 21.5% of the held to maturity securities in the portfolio were U.S. Government agencies, 74.8% of the securities were mortgage-backed securities, 3.6% of the securities were subordinated debt instruments and less than 1% were community reinvestment bonds.

The following tables set forth the weighted average yields by maturity category of the bond investment portfolio as of December 31.

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years
	Average	Average	Average	Average
(Dollars in thousands)	Yield	Yield	Yield	Yield
2022
Available for sale:
U.S. Government agencies	—%	4.49%	1.53%	—%
Mortgage-backed	1.89	2.19	2.20	1.89
Other Debt Securities	—	—	2.95	—
Total available for sale	1.89	2.34	1.82	1.89

Held to maturity:
U.S. Government agencies	0.40%	2.57%	2.42%	3.08%
Mortgage-backed	(1.24)	0.26	3.13	2.21
States and political subdivisions[1]	—	4.52	—	4.63
Other Debt Securities	—	8.37	4.64	—
Total held to maturity	0.33	2.47	2.36	2.24
1	Yields have been adjusted to reflect a tax equivalent basis using the statutory federal tax rate of 21%.

	1 Year or Less	1-5 Years	5-10 Years	Over 10 Years
	Average	Average	Average	Average
(Dollars in thousands)	Yield	Yield	Yield	Yield
2021
Available for sale:
U.S. Government agencies	—%	1.46%	1.13%	1.73%
Mortgage-backed	1.60	1.68	1.94	0.83
Other Debt Securities	—	—	2.95	—
Total available for sale	1.60	1.66	1.64	0.85

Held to maturity:
U.S. Government agencies	—%	1.05%	1.26%	1.79%
Mortgage-backed	—	(1.01)	0.43	1.54
States and political subdivisions[2]	5.20	—	—	—
Other Debt Securities	2.68	6.50	4.21	—
Total held to maturity	3.03	1.74	1.27	1.55
2	Yields have been adjusted to reflect a tax equivalent basis using the statutory federal tax rate of 21%.

Loans Held for Sale

We originate residential mortgage loans for sale on the secondary market, which we have elected to carry at fair value. At December 31, 2022, the fair value of loans held for sale amounted to $4.2 million and $37.7 million at December 31, 2021.

When we sell mortgage loans we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser.

The Company was not required to repurchase any loans during 2021 or 2022.

Loans Held for Investment

The loan portfolio is the primary source of our income. Loans totaled $2.6 billion at December 31, 2022, an increase of $437.0 million, or 20.6%, from year end 2021.

The following table represents the composition of the Company’s loan portfolio for the presented years ended December 31.

	December 31, 2022
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans
Construction	$226,908	$19,411	$246,319
Residential real estate	680,423	130,074	810,497
Commercial real estate	879,265	186,144	1,065,409
Commercial	111,826	35,843	147,669
Consumer	285,315	711	286,026
Total loans excluding PPP loans	2,183,737	372,183	2,555,920
PPP loans	187	—	187
Total loans	$2,183,924	$372,183	$2,556,107
Allowance for credit losses			(16,643)
Total loans, net			$2,539,464

	December 31, 2021
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans
Construction	$145,151	$94,202	$239,353
Residential real estate	469,863	184,906	654,769
Commercial real estate	679,816	216,413	896,229
Commercial	128,485	47,332	175,817
Consumer	124,496	951	125,447
Total loans excluding PPP loans	1,547,811	543,804	2,091,615
PPP loans	18,371	9,189	27,560
Total loans	$1,566,182	$552,993	$2,119,175
Allowance for credit losses			(13,944)
Total loans, net			$2,105,231

The acquisition of Severn added $584.6 million in total loans as of the acquisition date, of which $372.2 million in total loans remained outstanding as of December 31, 2022. Excluding these loans and legacy PPP loans, total legacy loans increased $635.9 million, or 41.1%, when compared to December 31, 2021. At December 31, 2022 and December 31, 2021, PPP loans accounted for $187 thousand and $27.6 million of total loans, respectively. Most of our loans, excluding PPP loans, are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in legacy loans, excluding PPP loans, was comprised of increases in residential real estate of $210.6 million, or 44.8%, commercial real estate loans of $199.4 million, or 29.3%, consumer loans of $160.8 million, or 129.2%, and construction loans of $81.8 million, or 56.3%, offset by a decrease in commercial loans $16.7 million, or 13.0%, at December 31, 2022 compared to December 31, 2021. At December 31, 2022, the legacy loan portfolio, excluding PPP loans, was comprised of 40.3% commercial real estate, 31.2% residential real estate, 10.4% construction, 5.1% commercial and 13.1% consumer. That compares to 43.9%, 30.4%, 9.4%, 8.3% and 8.0, respectively, at December 31, 2021. At December 31, 2022, 22.9% of the loan portfolio had fixed interest rates and 77.1% had adjustable interest rates, compared to 72.6% and 27.4%, respectively, at December 31, 2021. See the discussion below under the caption “Asset Quality - Provision for Credit Losses and Risk Management” and Note 4, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements for additional information. We do not engage in foreign or subprime lending activities.

The following table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2022.

		Maturing after	Maturing after
	Maturing	one but within	five but within	Maturing after
(Dollars in thousands)	within one year	five years	fifteen years	fifteen years	Total
Construction	$146,613	$50,236	$38,947	$10,523	$246,319
Residential real estate	16,411	103,747	157,854	532,485	810,497
Commercial real estate	37,479	384,861	544,919	98,150	1,065,409
Commercial	7,588	83,894	33,250	23,124	147,856
Consumer	1,182	47,202	96,970	140,672	286,026
Total	$209,273	$669,940	$871,940	$804,954	$2,556,107
Rate terms:
Fixed-interest rate loans	$32,900	$39,772	$109,519	$404,193	$586,384
Adjustable-interest rate loans	176,373	630,168	762,421	400,761	1,969,723
Total	$209,273	$669,940	$871,940	$804,954	$2,556,107

Liabilities

Deposits

The Bank uses deposits primarily to fund loans and to purchase investment securities. Total deposits decreased from $3.03 billion at December 31, 2021 to $3.01 billion at December 31, 2022. When compared to December 31, 2021 total deposits decreased $16.5 million, or less than 1%. The decrease in deposit products consisted of the following: money market/savings deposits of $85.7, noninterest-bearing deposits of $65.5 million and time deposits of $35.2 million. Interest bearing checking accounts increased $170.0 million.

The following table sets forth the average balances of deposits and the percentage of each category to total average deposits for the years ended December 31.

	Average Balances
(Dollars in thousands)	2022		2021
Noninterest-bearing demand	$888,509	29.5%	$574,531	28.5%
Interest-bearing deposits
Demand	638,105	21.2	450,399	22.3
Money market and savings	1,043,032	34.6	695,056	34.5
Certificates of deposit, $100,000 to $249,999	170,443	5.6	93,898	4.7
Certificates of deposit, $250,000 or more	69,484	2.3	50,311	2.5
Other time deposits	204,536	6.8	151,429	7.5
Total	$3,014,109	100.0%	$2,015,624	100.0%

Average interest-bearing deposits increased $684.5 million, or 47.5%, in 2022, compared to an increase of $384.5 million, or 36.4%, in 2021. Average noninterest-bearing deposits increased $314.0 million, or 54.6%, in 2022, compared to an increase of $143.2 million, or 33.2%, in 2021. Deposits provided funding for approximately 93.6% and 92.2% of average earning assets for 2022 and 2021, respectively.

The following table sets forth the maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2022.

(Dollars in thousands)		Uninsured
Three months or less	$8,921	$2,576
Over three through 6 months	7,799	2,049
Over 6 through 12 months	24,258	9,008
Over 12 months	36,734	11,234
Total	$77,712	$24,867

Total estimated uninsured deposits amounted to $871.5 million and $974.8 million at December 31, 2022 and December 31, 2021, respectively.

Securities Sold Under Retail Repurchase Agreements

Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. There were no securities sold under retail purchase agreements at the end of 2022.

Short-Term and Long-Term Advances from the FHLB

The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. We also borrow from FHLB on a short-term basis to meet short term liquidity needs. At the end of 2022 short-term advances from FHLB were $40 million. There were no long-term FHLB borrowings at the end of 2022.

Subordinated Debt

Legacy

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain accredited purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

The Company has used the net proceeds of the offering for general corporate purposes, organic growth and to support the Bank’s regulatory capital ratios. The Notes were structured to qualify as Tier 2 capital of the Company for regulatory capital purposes. The Notes bear an initial interest rate of 5.375% until September 1, 2025, with interest during this period payable semi-annually in arrears. From and including September 1, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 526.5 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after September 1, 2025. Initial debt issuance costs were $611 thousand. The debt balance of $24.7 million is presented net of unamortized issuance costs of $326 thousand at December 31, 2022.

Acquired from Severn

On October 31, 2021, the Company acquired from the Severn merger, Junior Subordinated Debt Securities due in 2035 (“2035 Debentures”) which had an outstanding principal balance of $20.6 million. The debt balance of $18.4 million is presented net of the remaining $2.2 million acquisition discount at December 31, 2022.

The 2035 Debentures were issued pursuant to an Indenture dated as of December 17, 2004 (the “2035 Indenture”) between the Company and Wells Fargo Bank, National Association as Trustee. The 2035 Debentures pay interest quarterly at a floating rate of interest of 3-month LIBOR plus 200 basis points and mature on January 7, 2035. Payments of principal, interest, premium, and other amounts under the 2035 Debentures are subordinated and junior in right of payment to the prior payment in full of all senior indebtedness of the Company, as defined in the 2035 Indenture. The 2035 Debentures are currently redeemable, in whole or in part, by the Company. U.S. regulators have directed banks to cease offering new

LIBOR-based products after December 31, 2021. Existing LIBOR contracts, per above, can continue to be serviced through the June 30, 2023 cessation date; however, Wells Fargo Bank, as Trustee, will be working with holders of the 2035 Debentures to move to an (ARR) in advance of LIBOR cession, where possible.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of December 31, 2022, we were current on all interest due on the 2035 Debentures.

Capital Resources Management

Total stockholders’ equity was $364.3 million at December 31, 2022, compared to $350.7 million at December 31, 2021. The increase in stockholders’ equity in 2022 was primarily due to current year earnings, partially offset by an increase in unrealized losses on available for sale securities of $9.1 million, net of tax, and dividends paid to stockholders of $9.5 million. The ratio of period-end equity to total assets was 10.48% for 2022, as compared to 10.14% for 2021.

We record unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. At December 31, 2022, the portion of the investment portfolio designated as “available for sale” had a net unrealized holding loss, net of tax, of $9.0 million compared to net unrealized holding gain, net of tax, of $56 thousand at December 31, 2021.

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

As of December 31, 2022, the Bank and Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations.

The following table compares the Company’s capital ratios to the minimum regulatory requirements as of December 31.

			Minimum
			Regulatory
			Requirements
(Dollars in thousands)	2022	2021	for 2022
Common equity Tier 1 capital	$304,493	$279,681
Tier 1 capital	322,891	279,681
Tier 2 capital	41,528	57,015
Total risk-based capital	364,419	336,696
Net risk-weighted assets	2,619,400	2,191,557
Adjusted average total assets	3,390,516	2,966,412
Risk-based capital ratios:
Common equity Tier 1	11.62%	12.76%	7.00*
Tier 1	12.33	12.76	8.50*
Total capital	13.91	15.36	10.50*
Tier 1 leverage ratio	9.52	9.43	4.00
*	includes phased in capital conservation buffer of 2.50%

See Note 20 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Bank and Company.

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

The provision for credit losses was $1.9 million for 2022 and $(358) thousand for 2021. The increase in provision for credit losses was primarily a result of the increase in loans held for investment in 2022 of $436.9 million.   Net loan recoveries totaled $774 thousand in 2022, compared to net loan recoveries of $414 thousand in 2021.

The allowance for credit losses was $16.6 million, or 0.78% of period end loans, excluding PPP loans, acquired loans and the associated purchase discount mark on the acquired loans from both Severn and Northwest, at December 31, 2022, compared to an allowance of $13.9 million, or 0.93% of period end loans, excluding PPP loans, acquired loans and the associated purchase discount mark on the acquired loans from both Severn and Northwest, at December 31, 2021. The decrease in the percentage of the allowance for credit losses to total period end loans was primarily driven by lower historical loss experience and the elimination of pandemic related qualitative factors.  The ratio of net (recoveries) to average loans was (0.03) % for 2022, compared to (0.03) % for 2021.

Nonperforming loans increased at year end 2022 as compared to 2021 primarily due to increases in loans 90 days past due and still accruing of $1.3 million which was primarily a result of timing of the renewal process for certain loans that had matured, and not specific credit concerns related to the underlying borrowers. Accruing TDRs declined $1.3 million when comparing 2022 to 2021 which reflects continued workout efforts on outstanding problem loans. When comparing 2022 to 2021 loan risk categories, special mention and substandard loans decreased $4.4 million and $1.3 million, respectively. The decrease in substandard and special mention loans was primarily due to payoffs and credit risk rating upgrades during 2022. Pass/Watch loans decreased $46.4 million during 2022 when compared to 2021. Management will continue to monitor and charge off nonperforming assets as rapidly as possible and focus on the generation of healthy loan growth and new business development opportunities.

The following table sets forth a summary of our loan loss experience for the presented years ended December 31.

	December 31, 2022			December 31, 2021
			Percentage of net			Percentage of net
			charge-offs (recoveries)			charge-offs (recoveries)
			(annualized) to			(annualized) to
			average loans			average loans
		Net (charge-offs)	outstanding		Net (charge-offs)	outstanding
(Dollars in thousands)	Average balances	recoveries	during the year	Average balances	recoveries	during the year
Construction	$243,045	$13	(0.01)%	$150,669	$278	(0.18)%
Residential real estate	707,965	137	(0.02)	503,794	82	(0.02)
Commercial real estate	965,108	945	(0.10)	645,595	114	(0.02)
Commercial	159,288	(319)	0.20	188,420	(42)	0.02
Consumer	202,979	(2)	-	79,990	(18)	0.02
Total	$2,278,385	$774	(0.03)%	$1,568,468	$414	(0.03)%

Allowance for credit losses at period end as a percentage of total period end loans (1)	0.65%	0.66%
Allowance for credit losses at period end as a percentage of total period end loans (2)	0.78%	0.93%
Allowance for credit losses at period end as a percentage of average loans (3)	0.73%	0.89%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans	872.27%	695.81%
(1)	As of December 31, 2022 and December 31, 2021, these ratios included all loans held for investment, including PPP loans of $187 thousand and $27.6 million, respectively.
(2)	As of December 31, 2022 and December 31, 2021, these ratios exclude PPP loans, acquired loans and the associated purchase discount mark on the acquired loans from both Severn and Northwest.
(3)	As of December 31, 2022 and December 31, 2021, these ratios included all loans held for investment, including PPP loans of $6.7 million and $85.5 million, respectively.

The following table sets forth the allocation of the allowance for credit losses and the percentage of loans in each category to total loans for the presented years ended December 31.

	2022		2021
		% of		% of
(Dollars in thousands)	Amount	Loans	Amount	Loans
Construction	$2,973	17.9%	$2,454	11.3%
Residential real estate	2,622	15.8	2,858	30.9
Commercial real estate	4,899	29.4	4,598	42.3
Commercial	1,652	9.9	2,070	9.6
Consumer	4,497	27.0	1,964	5.9
Total	$$16,643	100.0%	$$13,944	100.0%

At December 31, 2022, nonperforming assets were $3.9 million, an increase of $902 thousand, or 29.6%, when compared to December 31, 2021. The increase in nonperforming assets was primarily due to the increase in loans 90 days past due and still accruing, partially offset by a decrease in other real estate owned properties.  Accruing TDRs were $4.4 million at December 31, 2022, a decrease of $1.3 million, or 22.3%, when compared to December 31, 2021. At December 31, 2022, the ratio of nonaccrual loans to total assets was 0.05%, a decrease from 0.06% at December 31, 2021. The ratio of accruing TDRs to total assets at December 31, 2022 was 0.13% improving from 0.16% at December 31, 2021.

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

The following table summarizes our nonperforming assets and accruing TDRs for the years ended December 31.

(Dollars in thousands)	2022	2021
Nonperforming assets
Nonaccrual loans	$1,908	$2,004
Total loans 90 days or more past due and still accruing	1,841	508
Other real estate owned	197	532
Total nonperforming assets	$3,946	$3,044

Total accruing TDRs	$4,405	$5,667

As a percent of total loans:
Nonaccrual loans	0.07%	0.09%
Accruing TDRs	0.17%	0.27%
Nonaccrual loans and accruing TDRs	0.25%	0.36%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.15%	0.14%
Nonperforming assets and accruing TDRs	0.33%	0.41%

As a percent of total assets:
Nonaccrual loans	0.05%	0.06%
Nonperforming assets	0.11%	0.09%
Accruing TDRs	0.13%	0.16%
Nonperforming assets and accruing TDRs	0.24%	0.25%

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

The following tables present the projected change in the Bank’s net interest income and EVE at December 31, 2022 and 2021 that would occur upon an immediate change in interest rates based on independent analysis, but without giving effect to any steps that management might take to counteract that change:

Estimated Changes in Net Interest Income
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	‑100 bp	‑200 bp
Policy Limit	+/- 40%	+/- 30%	+/- 20%	+/- 10%	+/-10%	+/- 20%
December 31, 2022	(11.7)%	(8.6)%	(5.5)%	(2.6)%	(5.1)%	(11.5)%
December 31, 2021	23.5%	18.0%	12.6%	6.7%	(7.0)%	(10.6)%

Estimated Changes in Economic Value of Equity
Change in Interest Rates:	+400 bp	+300 bp	+200 bp	+100 bp	‑100 bp	‑200 bp
Policy Limit	+/- 25%	+/- 20%	+/- 15%	+/- 10%	+/- 20%	+/- 35%
December 31, 2022	(25.3)%	(18.9)%	(12.4)%	(6.0)%	0.1%	(2.6)%
December 31, 2021	(2.1)%	(0.5)%	1.0%	1.1%	(10.9)%	(23.0)%

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

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. We have arrangements with correspondent banks whereby we have $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity, and had credit availability of approximately $298.7 million from the FHLB as of December 31, 2022.

At December 31, 2022, our loan to deposit ratio was approximately 85.0%, higher than the 70.0% at year-end 2021.  This increase is the result of our loans increasing $436.9 million, or 20.6% since year end 2021. Investment securities available for sale totaling $83.6 million at the end of 2022 were available for the management of liquidity and interest rate risk, subject to certain pledging requirements, which can be easily transitioned to held to maturity securities. The comparable amount was $117.0 million at December 31, 2021. Cash and cash equivalents were $55.5 million at December 31, 2022, a decrease of $528.1 million, or 90.5%, compared to the $583.6 million at year-end 2021, which reflects the use of such funds to invest in loans and investment securities during 2022. Management is not aware of any demands, commitments, events or uncertainties that will materially affect our ability to maintain liquidity at satisfactory levels.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

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

March 30, 2023

/s/ Lloyd L. Beatty, Jr.	/s/ Vance Adkins
Lloyd L. Beatty, Jr.	Vance Adkins
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Shore Bancshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Qualitative Formula Allowance

As described in Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans and Allowance for Credit Losses) to the consolidated financial statements, the Company maintains an allowance for credit losses to provide for probable losses inherent in the loan portfolio, which totaled $16,643,000 at December 31, 2022.  The Company’s allowance for credit losses consists of three components: (i) the specific allowance; (ii) the historical formula allowance; and (iii) the qualitative formula allowance. For loans that are not individually evaluated for impairment, the qualitative formula allowance uses certain qualitative factors to develop loss percentages which are applied to the loan portfolio, by loan pool, based on management’s assessment of shared risk characteristics within groups of similar loans. The qualitative formula allowance is determined based on management’s continuing evaluation of internal and external factors (described in Note 1), which may impact the underlying quality of the loan portfolio.

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

Winchester, Virginia

March 30, 2023

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

	December 31,	December 31,
(In thousands, except share and per share data)	2022	2021
ASSETS
Cash and due from banks	$37,661	$16,919
Interest-bearing deposits with other banks	17,838	566,694
Cash and cash equivalents	55,499	583,613
Investment securities:
Available-for-sale, at fair value	83,587	116,982
Held to maturity, at amortized cost - fair value of $494,627 (2022) and $401,524 (2021)	559,455	404,594
Equity securities, at fair value	1,233	1,372
Restricted securities, at cost	11,169	4,159

Loans held for sale, at fair value	4,248	37,749

Loans held for investment	2,556,107	2,119,175
Less: allowance for credit losses	(16,643)	(13,944)
Loans, net	2,539,464	2,105,231

Premises and equipment, net	51,488	51,624
Goodwill	63,266	63,421
Other intangible assets, net	5,547	7,535
Other real estate owned, net	197	532
Mortgage servicing rights, at fair value	5,275	4,087
Right-of-use assets	9,629	11,370
Cash surrender value on life insurance	59,218	47,935
Other assets	28,001	19,932
TOTAL ASSETS	$3,477,276	$3,460,136

LIABILITIES
Deposits:
Noninterest-bearing	$862,015	$927,497
Interest-bearing	2,147,769	2,098,739
Total deposits	3,009,784	3,026,236

Securities sold under retail repurchase agreements	—	4,143
Advances from FHLB - short-term	40,000	—
Advances from FHLB - long-term	—	10,135
Subordinated debt	43,072	42,762
Total borrowings	83,072	57,040

Lease liabilities	9,908	11,567
Other liabilities	10,227	14,600
TOTAL LIABILITIES	3,112,991	3,109,443

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 19,849,563 (2022) and 19,807,533 (2021)	199	198
Additional paid in capital	201,494	200,473
Retained earnings	171,613	149,966
Accumulated other comprehensive (loss) income	(9,021)	56
TOTAL STOCKHOLDERS' EQUITY	364,285	350,693
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,477,276	$3,460,136

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,

(In thousands, except per share data)	2022	2021
INTEREST INCOME
Interest and fees on loans	$99,122	$64,795
Interest and dividends on taxable investment securities	11,507	5,006
Interest and dividends on tax-exempt investment securities	6	—
Interest on deposits with other banks	3,210	368
Total interest income	113,845	70,169

INTEREST EXPENSE
Interest on deposits	9,983	4,461
Interest on short-term borrowings	74	8
Interest on long-term borrowings	2,486	1,570
Total interest expense	12,543	6,039

NET INTEREST INCOME	101,302	64,130
Provision for credit losses	1,925	(358)

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	99,377	64,488

NONINTEREST INCOME
Service charges on deposit accounts	5,652	3,396
Trust and investment fee income	1,784	1,881
Gains on sales and calls of investment securities	—	2
Interchange credits	4,812	3,964
Mortgage-banking revenue	5,210	948
Title Company revenue	1,340	247
Other noninterest income	4,288	3,060
Total noninterest income	23,086	13,498

NONINTEREST EXPENSE
Salaries and wages	35,931	21,222
Employee benefits	9,908	7,262
Occupancy expense	6,242	3,690
Furniture and equipment expense	2,018	1,553
Data processing	6,890	5,001
Directors' fees	839	620
Amortization of other intangible assets	1,988	734
FDIC insurance premium expense	1,426	1,015
Other real estate owned expenses, net	65	4
Legal and professional fees	2,840	1,742
Merger-related expenses	2,098	8,530
Other noninterest expenses	10,077	5,433
Total noninterest expense	80,322	56,806

Income before income taxes	42,141	21,180
Income tax expense	10,964	5,812

NET INCOME	$31,177	$15,368

Basic and diluted net income per common share	$1.57	$1.17

Dividends paid per common share	$0.48	$0.48

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31,

(In thousands)	2022	2021
Net income	$31,177	$15,368

Other comprehensive (loss):
Investment securities:
Unrealized holding (losses) on available-for-sale-securities	(12,488)	(2,027)
Tax effect	3,411	554

Total other comprehensive (loss)	(9,077)	(1,473)
Comprehensive income	$22,100	$13,895

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2022 and 2021

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income (loss)	Equity
Balances, January 1, 2022	$198	$200,473	$149,966	$56	$350,693

Net income	—	—	5,613	—	5,613

Other comprehensive (loss)	—	—	—	(2,228)	(2,228)

Common shares issued for employee stock purchase plan	—	37	—	—	37

Stock-based compensation	—	130	—	—	130

Cash dividends declared	—	—	(2,381)	—	(2,381)

Balances, March 31, 2022	$198	$200,640	$153,198	$(2,172)	$351,864

Net Income	—	—	7,499	—	7,499

Other comprehensive (loss)	—	—	—	(4,479)	(4,479)

Common shares issued for employee stock purchase plan	—	102	—	—	102

Stock-based compensation	—	172	—	—	172

Cash dividends declared	—	—	(2,381)	—	(2,381)

Balances, June 30, 2022	$198	$200,914	$158,316	$(6,651)	$352,777

Net Income	—	—	9,658	—	9,658

Other comprehensive (loss)	—	—	—	(3,130)	(3,130)

Common shares issued for employee stock purchase plan	1	124	—	—	125

Stock-based compensation	—	175	—	—	175

Cash dividends declared	—	—	(2,384)	—	(2,384)

Balances, September 30, 2022	$199	$201,213	$165,590	$(9,781)	$357,221

Net Income	—	—	8,407	—	8,407

Other comprehensive income	—	—	—	760	760

Common shares issued for employee stock purchase plan	—	122	—	—	122

Stock-based compensation	—	159	—	—	159

Cash dividends declared	—	—	(2,384)	—	(2,384)

Balances, December 31, 2022	$199	$201,494	$171,613	$(9,021)	$364,285

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income	Equity
Balances, January 1, 2021	$118	$52,167	$141,205	$1,529	$195,019

Net Income	—	—	3,998	—	3,998

Other comprehensive (loss)	—	—	—	(782)	(782)

Retirement of common stock	—	(819)	—	—	(819)

Stock-based compensation	—	97	—	—	97

Cash dividends declared	—	—	(1,409)	—	(1,409)

Balances, March 31, 2021	$118	$51,445	$143,794	$747	$196,104

Net Income	—	—	4,031	—	4,031

Other comprehensive (loss)	—	—	—	(141)	(141)

Stock-based compensation	—	99	—	—	99

Cash dividends declared	—	—	(1,411)	—	(1,411)

Balances, June 30, 2021	$118	$51,544	$146,414	$606	$198,682

Net Income	—	—	4,616	—	4,616

Other comprehensive (loss)	—	—	—	(378)	(378)

Stock-based compensation	—	91	—	—	91

Exercise of options, net of shares surrendered	—	6	—	—	6

Cash dividends declared	—	—	(1,410)	—	(1,410)

Balances, September 30, 2021	$118	$51,641	$149,620	$228	$201,607

Net Income	—	—	2,723	—	2,723

Other comprehensive (loss)	—	—	—	(172)	(172)

Severn Bank acquisition - 8,053,088 shares	80	148,741	—	—	148,821

Stock-based compensation	—	91	—	—	91

Cash dividends declared	—	—	(2,377)	—	(2,377)

Balances, December 31, 2021	$198	$200,473	$149,966	$56	$350,693

The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	For Year Ended
	December 31,
(In thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,177	$15,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net accretion of acquisition accounting estimates	(1,768)	(440)
Provision for credit losses	1,925	(358)
Depreciation and amortization	5,861	3,086
Net amortization of securities	1,414	1,579
Amortization of debt issuance costs	122	123
(Gain) on mortgage banking activities	(3,918)	(918)
Proceeds from sale of mortgage loans held for sale	131,286	15,562
Originations of loans held for sale	(102,144)	(42,199)
Stock-based compensation expense	636	378
Deferred income tax expense (benefit)	(1,182)	278
(Gains) on sales and calls of securities	—	(2)
(Gains) loss on valuation adjustments on mortgage servicing rights	(372)	59
Losses on sales and disposals of premises and equipment	183	4
Losses on sales and valuation adjustments on other real estate owned	44	2
Fair value adjustment on equity securities	157	40
Bank owned life insurance income	(1,118)	(1,090)
Net changes in:
Accrued interest receivable	(2,665)	2,145
Other assets	(1,450)	(3,045)
Accrued interest payable	297	(5)
Other liabilities	(5,838)	1,930
Net cash (used in) provided by operating activities	52,647	(7,503)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	20,441	40,656
Purchases of investment securities available for sale	—	—
Proceeds from maturities and principal payments of investment securities held to maturity	52,324	40,274
Purchases of securities held to maturity	(208,133)	(255,514)
Purchases of equity securities	(18)	(17)
Purchase of restricted securities	(8,560)	—
Net change in loans	(426,973)	(79,771)
Purchases of premises and equipment	(2,415)	(3,450)
Proceeds from sales of premises and equipment	17	—
Proceeds from sales of other real estate owned	394	—
Improvements to other real estate owned	(34)	—
Redemption of restricted securities	1,550	437
Purchases of bank owned life insurance	(10,165)	(10,203)
Cash acquired in the acquisition of Severn, net of cash paid	—	305,781
Net cash (used in) provided by investing activities	(581,572)	38,193

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	(65,482)	35,821
Interest-bearing deposits	49,580	334,512
Short-term borrowings	35,857	3,093
Repayment of long-term borrowings	(10,000)	—
Common stock dividends paid	(9,530)	(6,607)
Retirement of common stock	—	(819)
Issuance of common stock	386	6
Net cash provided by financing activities	811	366,006
Net (decrease) increase in cash and cash equivalents	(528,114)	396,696
Cash and cash equivalents at beginning of period	583,613	186,917
Cash and cash equivalents at end of period	$55,499	$583,613

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31,

Supplemental cash flows information:
Interest paid	$12,621	$6,007
Income taxes paid	$11,851	$6,253
Recognition (remeasurement of) lease liabilities arising from right-of-use assets	$(456)	$1,383
Transfer from loans held for sale to loans held for investment	$7,791	$—
Transfers from loans to other real estate owned	$69	$205
Unrealized (loss) on securities available for sale	$(12,488)	$(2,027)

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

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the determination of the allowance for loan losses, loans acquired in business combinations, and the subsequent evaluation of goodwill for impairment.

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

Loans Held for Sale (“LHFS”)

The Company has elected to carry its mortgage loans originated for sale at fair value. Fair value is determined based on outstanding investor commitments or, in the absence of such commitments, on current investor yield requirements or third-party pricing models. Fair value adjustments are recorded at each balance sheet date with the changes in fair value recognized in mortgage banking revenue in the Consolidated Statements of Income. Gains and losses on loan sales are determined based on the differential between a loan’s carrying value and sales price and are recognized through mortgage-banking revenue in the Consolidated Statements of Income. LHFS are sold either with the mortgage servicing rights (“MSRs”) released or retained by the Bank.

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

Transfers of LHFS to Loans Held for Investment (LHFI)

The Company may, from time to time, transfer LHFS to LHFI.  Transfers of LHFS to LHFI are accounted for in accordance with the underlying accounting applied to the loan prior to its transfer.  For loans where the fair value option had been elected, the Company continues to account for the loan at fair value in the LHFI portfolio.  Subsequent changes in the fair value of these loans are recorded in interest income.   During the year ended December 31, 2022, the Company transferred LHFS accounted for under the fair value option totaling approximately $7.8 million from LHFS to LHFI   There were no transfers between LHFS and LHFI during the year ended December 31, 2021.

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

If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of December 31, 2022, the Company had two operating segments the Community Banking segment and Mortgage Banking segment.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions and are amortized using an accelerated method over their estimated useful lives, which range from 7 to 10 years.

During 2022 and 2021, goodwill and other intangible assets were subjected to assessments for impairment. No impairment charges were recognized in either year. Our assessment of goodwill concluded it was not more likely that not that the fair value of the Company's reporting units were less than their carrying amount.

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

Borrowings

Short-term and long-term borrowings are comprised primarily of FHLB borrowings. The Company’s short-term borrowings may also include advances on other lines of credit with correspondent banks or re-purchase agreements with customers. The repurchase agreements are securities sold to the Company’s customers, at the customers’ request, under a continuing “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agency securities, which are segregated from the Company’s other investment securities by its safekeeping agents.

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

The provision for income taxes includes the impact of reserve provisions and changes in the reserves that are considered appropriate as well as the related net interest and penalties. In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities which may assert assessments against the Company. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of its provision for income taxes. The Company remains subject to examination for tax years ending on or after December 31, 2019.

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

For qualifying hedges, we formally document at inception all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various accounting hedges. We primarily utilize derivatives to manage interest rate sensitivity.,

At December 31, 2022 and 2021 we did not have any designated hedges.

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

Cash and Cash Equivalents

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold are considered “cash and cash equivalents” for financial reporting purposes. Certain interest-bearing deposits with banks may exceed balances that are recoverable under Federal Deposit Insurance (“FDIC”) insurance. Balances in excess of FDIC insurance at December 31, 2022 were approximately $1.8 million.

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

Fair Value

The Company measures certain financial assets and liabilities at fair value and  also makes disclosures about certain financial instruments that are not measured at fair value in the Consolidated Balance Sheets.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, and other factors, particularly in the absence of broad markets for specific terms.  Changes in assumptions or in market conditions could significantly affect these estimates.  See Note 22 for a further discussion of fair value.

Advertising Costs

Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $898 thousand for the year ended December 31, 2022 and $339 thousand for the year ended December 31, 2021.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities net of any gains recognized from the sale of available-for-sale securities.  There were no reclassifications from accumulated other comprehensive income in 2022 and 2021.

Recent Accounting Standards and Other Authoritative Guidance

ASU No. 2016-13 During June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration. The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date. Transition adjustments during the first quarter of 2023, will primarily include increases in the allowance for credit losses on loans and the reserve for credit losses on unfunded commitments to extend credit as well as a reduction of total equity, net of taxes.  This reduction of equity capital may, at the Company’s election, be phased-in over a three-year period in accordance with regulatory guidelines.  The final cumulative effect of the transition adjustments remains subject to completion by the Company but is estimated to reduce opening retained earnings in January 1, 2023 by a reasonable range of $7 million to $9 million.  Subsequent to adoption, the Company will record adjustments to its allowance and reserve for unfunded commitments by recognizing a provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using a DCF methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on similar risk characteristics which included types of collateral, use, lien position, secured and unsecured lending, purchased portfolios and risk rating. The Company primarily utilizes a published unemployment rate forecast in its reasonable and supportable forecasting of current expected credit losses. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: underwriting standards, national, regional and local economic conditions, experience and depth of lending staff, past due loans, the strength of the credit review function, the value of underlying collateral, concentrations of credit, and other factors as deemed appropriate by management.  The Company’s CECL implementation process was overseen by a CECL Implementation Committee and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model in parallel to its incurred loss model in order to further refine the methodology and model. In addition, the Company engaged a third-party audit firm to perform a comprehensive model validation.

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

ASU No. 2020-04 – In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-01 “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  At present, the Bank has limited exposure to LIBOR based pricing. LIBOR based loans only comprise 16 loans or 3.1% of the loan portfolio. The Bank is confident it can successfully negotiate a migration to the Secured Overnight Financing Rate (“SOFR”) between now and the implementation date. The Bank will notify customers within 120 days prior to migration to SOFR. The Bank acknowledges the replacement rate will be more volatile based on different countries migrating to different indexes and limited liquidity to support the rate. The Bank further acknowledges the volatility will be greatly influenced by the support provided by the Federal Reserve.  The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

NOTE 2. BUSINESS COMBINATION

On October 31, 2021 (“Acquisition Date”), the Company completed the acquisition of Severn Bancorp, Inc. (“Severn”), a Maryland charted commercial bank, in accordance with the definitive agreement that was entered into on March 3, 2021, by and among the Company and Severn. The primary reasons for the Company to acquire Severn were to access and deploy excess capital and deposits into a high growth market, while also enhancing scale to drive efficiency and profitability. Additionally, this transaction is expected to enhance the Company’s competitive position in the Columbia/Baltimore/Towson MSA, while filling in our market footprint. In connection with the completion of the merger, former Severn shareholders received 0.6207 shares of Shore common stock and $1.59 in cash for each share of Severn common stock. Based on the $18.48 per share closing price of the Company’s common stock on October 29, 2021 and including the fair value of options cashed-out, the total transaction value was approximately $169.8 million. Upon completion of the acquisition, Shore shareholders owned approximately 59.6% of the combined company, and former Severn shareholders owned approximately 40.4%.

As of October 31, 2021, Severn, headquartered in Annapolis, MD, had more than $1.1 billion in assets and operated 7 full-service community banking offices throughout Anne Arundel County, Maryland.

The acquisition of Severn was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The provisional amount of goodwill recognized as of the Acquisition Date was approximately $45.9 million. The Company kept the measurement of goodwill open for any additional adjustments to the fair value of certain accounts. The measurement period was closed within the first 12 months following the acquisition date. Adjustments to the provisional amount of goodwill recognized as of the Acquisition Date are detailed below. The goodwill is not expected to be deductible for tax purposes.

The consideration paid for Severn’s common equity and outstanding stock options and the fair values of acquired identifiable assets and assumed identifiable liabilities as of the Acquisition Date were as follows:

(In thousands, except per share data)
Purchase Price Consideration:
Fair value of common shares issued (8,053,088 shares) based on Shore Bancshares, Inc. share price of $18.48	$148,821
Cash consideration	20,631
Cash paid for cash-out Severn stock options	310
Cash for fractional shares	3
Total purchase price	$169,765

Identifiable assets:
Cash and cash equivalents	$326,725
Total securities	146,292
Loans held for sale	9,613
Loans, net (1)	584,776
Premises and equipment, net	24,768
Other real estate owned	329
Core deposit intangible asset	6,550
Other assets (1)	20,319
Total identifiable assets	$1,119,372

Identifiable liabilities:
Deposits	$955,288
Total debt	28,341
Other liabilities	11,727
Total identifiable liabilities	$995,356
Fair value of net assets acquired including identifiable intangible assets	124,016
Resulting goodwill (1)	$45,749
(1)	Includes the effect of measurement period adjustments recorded during 2022 and reconciled in the table below.  Measurement period adjustments included adjustments related to loan validations and the final accounting for the income taxes of Severn.

Goodwill at December 31, 2021	$45,904
Effect of measurement period adjustments to:
Loans, net	(192)
Other assets	37
Goodwill at December 31, 2022	$45,749

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

NOTE 3. INVESTMENT SECURITIES

The following table provides information on the amortized cost and estimated fair values of investment securities at December 31.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
December 31, 2022
U.S. Government agencies	$21,798	$5	$3,625	$18,178
Mortgage-backed	72,183	2	8,666	63,519
Otherd debt securities	2,018	—	128	1,890
Total	$95,999	$7	$12,419	$83,587

December 31, 2021
U.S. Government agencies	$22,932	$7	$634	$22,305
Mortgage-backed	91,948	1,318	629	92,637
Other debt securities	2,026	14	—	2,040
Total	$116,906	$1,339	$1,263	$116,982

No available for sale securities were sold during 2022 and 2021.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held-to-maturity securities:
December 31, 2022
U.S. Government agencies	$148,097	$—	$13,601	$134,496
Mortgage-backed	398,884	—	50,464	348,420
States and political subdivisions	1,474	35	28	1,481
Other debt securities	11,000	—	770	10,230
Total	$559,455	$35	$64,863	$494,627

December 31, 2021
U.S. Government agencies	$87,072	$20	$1,231	$85,861
Mortgage-backed	302,604	301	2,248	300,657
States and political subdivisions	400	2	—	402
Other debt securities	14,518	95	9	14,604
Total	$404,594	$418	$3,488	$401,524

Equity securities with an aggregate fair value of $1.2 million at December 31, 2022 and $1.4 million at December 31, 2021 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $(157) thousand for 2022 and $(40) thousand for 2021, respectively.

The following table provides information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2022
Available-for-sale securities:
U.S. Government agencies	$1,165	$4	$16,585	$3,588	$17,750	$3,592
Mortgage-backed	29,125	2,409	34,167	6,290	63,292	8,699
Other debt securities	1,890	128	—	—	1,890	128
Total	$32,180	$2,541	$50,752	$9,878	$82,932	$12,419

Held-to-maturity securities:
U.S. Government agencies	$67,332	$2,786	$67,163	$10,815	$134,495	$13,601
Mortgage-backed	148,771	9,402	199,649	41,062	348,420	50,464
States and political subdivisions	780	28	—	—	780	28
Other debt securities	8,091	409	2,139	361	10,230	770
Total	$224,974	$12,625	$268,951	$52,238	$493,925	$64,863

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2021
Available-for-sale securities:
U.S. Government agencies	$1,561	$1	$17,368	$633	$18,929	$634
Mortgage-backed	39,851	593	3,562	36	43,413	629
Total	$41,412	$594	$20,930	$669	$62,342	$1,263

Held-to-maturity securities:
U.S. Government agencies	$64,268	$1,005	$11,719	$226	$75,987	$1,231
Mortgage-backed	226,918	1,836	14,564	412	241,482	2,248
Other debt securities	491	9	—	—	491	9
Total	$291,677	$2,850	$26,283	$638	$317,960	$3,488

All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were a hundred and sixteen available-for-sale securities and a hundred and ninety two held to maturity securities in an unrealized loss position at December 31, 2022. There were thirty-five available-for-sale securities and a hundred and fourteen held to maturity securities in an unrealized loss position at December 31, 2021.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2022.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$75	$74	$2,117	$2,076
Due after one year through five years	6,658	6,351	108,632	101,165
Due after five years through ten years	42,689	37,856	73,054	66,502
Due after ten years	46,577	39,306	375,652	324,884
Total	$95,999	$83,587	$559,455	$494,627

The maturity dates for debt securities are determined using contractual maturity dates.

The following table sets forth the amortized cost and estimated fair values of securities which have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase at December 31, 2022 and 2021.

	2022		2021
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Pledged available-for-sale securities	$83,288	72,108	$78,522	$78,352
Pledged held to maturity securities	19,158	16,305	913	915

There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2022 or 2021.

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

(Dollars in thousands)	2022	2021
Construction	$246,319	$239,353
Residential real estate	810,497	654,769
Commercial real estate	1,065,409	896,229
Commercial	147,856	203,377
Consumer	286,026	125,447
Total loans (1)	2,556,107	2,119,175
Allowance for credit losses	(16,643)	(13,944)
Total loans, net	$2,539,464	$2,105,231
(1)	Includes net origination costs totaling $1.4 million and $1.2 million as of December 31, 2022 and 2021, respectively.

In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectability. As of December 31, 2022 and 2021, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $24.1 million and $18.7 million, respectively. During 2022 and 2021, loan additions were approximately $7.6 million and $16.5 million of which $15.4 million were due to the acquisition of Severn and loan repayments were approximately $2.2 million and $1.5 million, respectively.

At December 31, 2022 and December 31, 2021 included in total loans were $22.9 million and $39.9 million in loans, respectively, acquired as part of the 2017 NWBI branch acquisition. These balances are presented net of the related discount which totaled $298 thousand at December 31, 2022 and $516 thousand at December 31, 2021. At December 31, 2022 and December 31, 2021 included in total loans were $372.2 million and $553.0 million in loans, acquired as part of the acquisition of Severn. These balances are presented net of the related discount which totaled $6.7 million at December 31, 2022 and $8.4 million at December 31, 2021.

The following table provides information about all loans acquired from Severn.

	December 31, 2022
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$29,620	$349,262	$378,882
Carrying amount
Construction	$650	$18,761	$19,411
Residential real estate	13,956	116,118	130,074
Commercial real estate	11,866	174,278	186,144
Commercial	156	35,687	35,843
Consumer	14	697	711
Total loans	$26,642	$345,541	$372,183

	December 31, 2021
	Acquired Loans -	Acquired Loans -
	Purchased	Purchased	Acquired Loans -
(Dollars in thousands)	Credit Impaired	Performing	Total
Outstanding principal balance	$36,943	$524,474	$561,417
Carrying amount
Construction	$2,379	$91,823	$94,202
Residential real estate	17,326	167,580	184,906
Commercial real estate	13,594	202,819	216,413
Commercial	321	56,200	56,521
Consumer	30	921	951
Total loans	$33,650	$519,343	$552,993

The following table presents a summary of the change in the accretable yield on PCI loans acquired from Severn.

For the Year Ended
(Dollars in thousands)	December 31, 2022
Accretable yield, beginning of period	$5,367
Accretion	(1,603)
Reclassification of nonaccretable difference due to improvement in expected cash flows	469
Other changes, net	506
Accretable yield, end of period	$4,739

In April 2020, the Company began its participation in the Paycheck Protection Program (“PPP”) and continued participation in the Program through its expiration in 2021. As of December 31, 2022, the Company held PPP loans with a total outstanding balance of $187 thousand. As of December 31, 2021, the Company held PPP loans with a total outstanding balance of $27.6 million, of which $9.2 million was acquired from Severn, which are included in the commercial loan segment in the table above. As compensation for originating the loans, the Company received lender processing fees from the SBA, which were deferred, along with the related loan origination costs. The net fees associated with the PPP loans have been accreted to interest income over the remaining contractual lives of the loans, with any unrecognized fees recorded in interest income upon forgiveness and repayment by the SBA.

At December 31, 2022, the Bank was servicing $343.8 million in loans for the Federal National Mortgage Association and $74.1 million in loans for the Federal Home Loan Mortgage Corporation.

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

The following tables include impairment information relating to loans and the allowance for credit losses for the years ended December 31.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2022
Loans individually evaluated for impairment	$331	$5,081	$2,540	$174	$28	$8,154
Loans collectively evaluated for impairment	236,901	791,460	1,051,003	147,526	285,984	2,512,874
Acquired loans - PCI	650	13,956	11,866	156	14	26,642
Total loans (1)	$237,882	$810,497	$1,065,409	$147,856	$286,026	$2,547,670

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$127	$—	$—	$—	$127
Loans collectively evaluated for impairment	2,973	2,495	4,899	1,652	4,497	16,516
Total allowance	$2,973	$2,622	$4,899	$1,652	$4,497	$16,643
(1)	Excludes loans measured at fair value of $8.4 million at December 31, 2022.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
December 31, 2021
Loans individually evaluated for impairment	$321	$3,717	$3,833	$226	$—	$8,097
Loans collectively evaluated for impairment	236,653	633,726	878,802	202,830	125,417	2,077,428
Acquired loans - PCI	2,379	17,326	13,594	321	30	33,650
Total loans	$239,353	$654,769	$896,229	$203,377	$125,447	$2,119,175

Allowance for credit losses allocated to:
Loans individually evaluated for impairment	$—	$172	$1	$—	$—	$173
Loans collectively evaluated for impairment	2,454	2,686	4,597	2,070	1,964	13,771
Acquired loans - PCI	—	—	—	—	—	—
Total allowance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

The allowance for loan losses was 0.65% of total loans and 0.65% when excluding PPP loans, at December 31, 2022 compared to 0.66% and 0.67% at December 31, 2021.

The following tables provide information on impaired loans and any related allowance by loan class as of December 31. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded
	Unpaid	investment	investment		Year-to-date	Interest
	principal	with no	with an	Related	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2022
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$309	$—
Residential real estate	1,363	1,259	—	—	1,661	—
Commercial real estate	159	150	—	—	604	—
Commercial	359	174	—	—	227	—
Consumer	29	28	—	—	43	—
Total	$2,207	$1,908	$—	$—	$2,844	$—

Impaired accruing TDRs:
Construction	$10	$10	$—	$—	$16	$1
Residential real estate	2,849	1,176	1,539	127	2,979	108
Commercial real estate	1,680	1,680	—	—	2,095	56
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	5	—
Total	$4,539	$2,866	$1,539	$127	$5,095	$165

Other impaired accruing loans:
Construction	$24	$24	$—	$—	$215	$6
Residential real estate	1,107	1,107	—	—	474	3
Commercial real estate	710	710	—	—	553	30
Commercial	—	—	—	—	51	1
Consumer	—	—	—	—	15	—
Total	$1,841	$1,841	$—	$—	$1,308	$40

Total impaired loans:
Construction	$331	$331	$—	$—	$540	$7
Residential real estate	5,319	3,542	1,539	127	5,114	111
Commercial real estate	2,549	2,540	—	—	3,252	86
Commercial	359	174	—	—	278	1
Consumer	29	28	—	—	63	—
Total	$8,587	$6,615	$1,539	$127	$9,247	$205

		Recorded	Recorded
	Unpaid	investment	investment		Year-to-date	Interest
	principal	with no	with an	Related	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2021
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$—
Residential real estate	882	803	—	—	1,095	—
Commercial real estate	994	606	—	—	2,122	—
Commercial	380	216	—	—	242	—
Consumer	—	—	—	—	9	—
Total	$2,553	$1,922	$—	$—	$3,765	$—

Impaired accruing TDRs:
Construction	$24	$24	$—	$—	$30	$3
Residential real estate	2,965	475	2,361	172	3,150	146
Commercial real estate	2,807	2,352	455	1	2,952	87
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$5,796	$2,851	$2,816	$173	$6,132	$236

Other impaired accruing loans:
Construction	$—	$—	$—	$—	$—	$—
Residential real estate	78	78	—	—	465	21
Commercial real estate	420	420	—	—	470	17
Commercial	10	10	—	—	13	—
Consumer	—	—	—	—	—	—
Total	$508	$508	$—	$—	$948	$38

Total impaired loans:
Construction	$321	$321	$—	$—	$327	$3
Residential real estate	3,925	1,356	2,361	172	4,710	167
Commercial real estate	4,221	3,378	455	1	5,544	104
Commercial	390	226	—	—	255	—
Consumer	—	—	—	—	9	—
Total	$8,857	$5,281	$2,816	$173	$10,845	$274

The following tables provide a roll-forward for troubled debt restructurings as of and for the years ended December 31.

	1/1/2022						12/31/2022
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For the Year Ended
December 31, 2022
Accruing TDRs
Construction	$24	$—	$(14)	$—	$—	$—	$10	$—
Residential real estate	2,836	—	(100)	—	(20)	(1)	2,715	127
Commercial real estate	2,807	—	(180)	—	—	(947)	1,680	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$5,667	$—	$(294)	$—	$(20)	$(948)	$4,405	$127

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	(6)	—	20	—	14	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	216	—	(46)	—	—	—	170	—
Consumer	—	—	—	—	—	—	—	—
Total	$216	$—	$(52)	$—	$20	$—	$184	$—

Total	$5,883	$—	$(346)	$—	$—	$(948)	$4,589	$127

	1/1/2021						12/31/2021
	TDR	New	Disbursements	Charge-	Reclassifications/		TDR	Related
(Dollars in thousands)	Balance	TDRs	(Payments)	offs	Transfer In/(Out)	Payoffs	Balance	Allowance
For the Year Ended
December 31, 2021
Accruing TDRs
Construction	$34	$—	$(10)	$—	$—	$—	$24	$—
Residential real estate	3,845	—	(109)	—	—	(900)	2,836	172
Commercial real estate	3,118	—	(311)	—	—	—	2,807	1
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$6,997	$—	$(430)	$—	$—	$(900)	$5,667	$173

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	258	—	(42)	—	—	—	216	—
Consumer	—	—	—	—	—	—	—	—
Total	$258	$—	$(42)	$—	$—	$—	$216	$—

Total	$7,255	$—	$(472)	$—	$—	$(900)	$5,883	$173

There were no TDRs which subsequently defaulted within 12 months of modification for the years ended December 31, 2022 and 2021. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

Management uses risk ratings as part of its monitoring of the credit quality in the Company’s loan portfolio. Loans that are identified as special mention, substandard or doubtful are adversely rated. These loans and the pass/watch loans are assigned higher qualitative factors than favorably rated loans in the calculation of the formula portion of the allowance for credit losses. At December 31, 2022, there were no nonaccrual loans classified as special mention or doubtful and $1.9 million of nonaccrual loans were classified as substandard. Similarly, at December 31, 2021, there were no nonaccrual loans classified as special mention or doubtful and $2.0 million of nonaccrual loans were classified as substandard.

The following tables provide information on loan risk ratings at December 31.

			Special
(Dollars in thousands)	Pass/Performing (1)	Pass/Watch	Mention	Substandard	Doubtful	PCI	Total
December 31, 2022
Construction	$231,160	$14,212	$—	$297	$—	$650	$246,319
Residential real estate	761,405	32,467	1,239	1,430	—	13,956	810,497
Commercial real estate	929,501	121,711	1,814	517	—	11,866	1,065,409
Commercial	131,084	15,958	484	174	—	156	147,856
Consumer	285,786	196	2	28	—	14	286,026
Total	$2,338,936	$184,544	$3,539	$2,446	$—	$26,642	$2,556,107
(1)	Includes loans measured at fair value of $8.4 million at December 31, 2022.

			Special
(Dollars in thousands)	Pass/Performing	Pass/Watch	Mention	Substandard	Doubtful	PCI	Total
December 31, 2021
Construction	$210,287	$24,513	$1,877	$297	$—	$2,379	$239,353
Residential real estate	596,694	38,309	1,539	901	—	17,326	654,769
Commercial real estate	724,561	151,209	4,535	2,330	—	13,594	896,229
Commercial	186,176	16,654	—	226	—	321	203,377
Consumer	125,200	215	—	2	—	30	125,447
Total	$1,842,918	$230,900	$7,951	$3,756	$—	$33,650	$2,119,175

The following tables provide information on the aging of the loan portfolio at December 31.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current (1)	past due	past due	90 days	past due	Nonaccrual	PCI	Total
December 31, 2022
Construction	$239,990	$4,343	$1,015	$24	$5,382	$297	$650	$246,319
Residential real estate	787,070	6,214	891	1,107	8,212	1,259	13,956	810,497
Commercial real estate	1,052,314	369	—	710	1,079	150	11,866	1,065,409
Commercial	147,511	15	—	—	15	174	156	147,856
Consumer	285,750	223	11	—	234	28	14	286,026
Total	$2,512,635	$11,164	$1,917	$1,841	$14,922	$1,908	$26,642	$2,556,107
Percent of total loans	98.3%	0.4%	0.1%	0.1%	0.6%	0.1%	1.0%	100.0%
(1)	Includes loans measured at fair value of $8.4 million at December 31, 2022.

	Accruing
		30‑59 days	60‑89 days	Greater than	Total
(Dollars in thousands)	Current	past due	past due	90 days	past due	Nonaccrual	PCI	Total
December 31, 2021
Construction	$235,757	$920	$—	$—	$920	$297	$2,379	$239,353
Residential real estate	635,166	1,371	25	78	1,474	803	17,326	654,769
Commercial real estate	881,350	259	—	420	679	606	13,594	896,229
Commercial	202,503	183	62	10	255	298	321	203,377
Consumer	125,130	287	—	—	287	—	30	125,447
Total	$2,079,906	$3,020	$87	$508	$3,615	$2,004	$33,650	$2,119,175
Percent of total loans	98.2%	0.1%	—%	—%	0.1%	0.1%	1.6%	100.0%

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the years ended December 31. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For the year ended
December 31, 2022
Allowance for credit losses:
Beginning Balance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

Charge-offs	—	(5)	(6)	(546)	(31)	(588)
Recoveries	13	142	951	227	29	1,362
Net (charge-offs) recoveries	13	137	945	(319)	(2)	774

Provision	506	(373)	(644)	(99)	2,535	1,925
Ending Balance	$2,973	$2,622	$4,899	$1,652	$4,497	$16,643

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For the year ended
December 31, 2021
Allowance for credit losses:
Beginning Balance	$2,022	$3,699	$5,426	$2,089	$652	$13,888

Charge-offs	—	—	—	(235)	(28)	(263)
Recoveries	278	82	114	193	10	677
Net (charge-offs) recoveries	278	82	114	(42)	(18)	414

Provision	154	(923)	(942)	23	1,330	(358)
Ending Balance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

Foreclosure Proceedings

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $263 thousand and $311 thousand as of December 31, 2022 and 2021, respectively. There were $18 thousand of residential real estate properties included in the balance of other real estate owned at December 31, 2022 and $203 thousand at December 31, 2021.

All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of December 31, 2022 and 2021.

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

The following tables present information about the Company’s leases as of and for the years ended December 31.

(Dollars in thousands)	December 31, 2022		December 31, 2021
Lease liabilities	$9,908		$11,567
Right-of-use assets	$9,629		$11,370
Weighted average remaining lease term	12.55	years	13.61	years
Weighted average discount rate	2.50%		2.48%

	For the Year Ended
Lease cost (in thousands)	December 31, 2022	December 31, 2021
Operating lease cost	$1,355	$902
Short-term lease cost	—	—
Total lease cost	$1,355	$902

Cash paid for amounts included in the measurement of lease liabilities	$1,268	$777

The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities at December 31.

As of
Lease payments due (in thousands)	December 31, 2022
2023	$1,231
2024	1,141
2025	917
2026	916
2027	849
Thereafter	6,584
Total undiscounted cash flows	$11,638
Discount	1,730
Lease liabilities	$9,908

Total gross rental income was $1.3 million and $180 thousand for the years ended December 31, 2022 and December 31, 2021, respectively. The following table presents our minimum future annual rental income on such leases at December 31.

As of
(In thousands)	December 31, 2022
2023	$918
2024	701
2025	719
2026	737
2027	418
Thereafter	1,554
Total	$5,047

NOTE 6. PREMISES AND EQUIPMENT

The following table provides information on premises and equipment at December 31.

(Dollars in thousands)	2022	2021
Land	$10,886	$10,886
Buildings and land improvements	48,605	47,002
Furniture and equipment	8,177	8,467
	67,668	66,355
Accumulated depreciation	(16,180)	(14,731)
Total	$51,488	$51,624

Depreciation expense totaled $2.4 million for 2022 and $1.5 million for 2021.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31.

December 31, 2022
						Weighted
	Gross	Measurement	Accumulated		Net	Average
	Carrying	Period	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Adjustments	Charges	Amortization	Amount	(in years)

Goodwill	$65,631	$(155)	$(1,543)	$(667)	$63,266	—

Other intangible assets
Amortizable
Core deposit intangible	$10,504	$—	$—	$(4,957)	$5,547	2.6
Total other intangible assets	$10,504	$—	$—	$(4,957)	$5,547

December 31, 2021
						Weighted
	Gross		Accumulated		Net	Average
	Carrying		Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Additions	Charges	Amortization	Amount	(in years)

Goodwill	$19,727	$45,904	$(1,543)	$(667)	$63,421	—

Other intangible assets
Amortizable
Core deposit intangible	$3,954	$6,550	$—	$(2,969)	$7,535	2.9
Total other intangible assets	$3,954	$6,550	$—	$(2,969)	$7,535

The aggregate amortization expense was $2.0 million and $734 thousand for the years ended December 31, 2022 and 2021, respectively.

The following table presents estimated future remaining amortization for amortizing intangibles at December 31, 2022.

(Dollars in thousands)	Amortization Expense
2023	$1,682
2024	1,376
2025	1,070
2026	765
2027	459
Thereafter	195
Total amortizing intangible assets	$5,547

NOTE 8. OTHER ASSETS

The Company had the following other assets at December 31.

(Dollars in thousands)	2022	2021
Accrued interest receivable	$9,384	$6,719
Deferred income taxes	7,357	2,926
Prepaid expenses	2,680	2,865
Income taxes receivable	74	616
Other assets	8,506	6,806
Total	$28,001	$19,932

NOTE 9. OTHER LIABILITIES

The Company had the following other liabilities at December 31.

(Dollars in thousands)	2022	2021
Accrued interest payable	$989	$692
Accrued salaries and wages	1,360	3,422
Accounts payable	353	2,745
Deferred compensation liability	5,679	4,660
Other liabilities	1,846	3,081
Total	$10,227	$14,600

NOTE 10. DEPOSITS

The approximate amount of certificates of deposit of $250,000 or more was $77.7 million and $78.0 million at December 31, 2022 and 2021, respectively.

The following table provides information on the approximate maturities of total time deposits at December 31.

(Dollars in thousands)	2022	2021
Due in one year or less	$231,089	$291,685
Due in one to three years	162,216	128,222
Due in three to five years	31,417	40,044
Total	$424,722	$459,951

As of December 31, 2022 and 2021, deposits, both direct and indirect, from directors, their associates and policy-making officers, totaled approximately $11.9 million and $7.7 million, respectively.

At December 31, 2022 and December 31, 2021, we had no brokered deposits.

NOTE 11. BORROWINGS

The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the FHLB to meet short-term liquidity needs.

The following table summarizes certain information on short-term borrowings as of and for the years ended December 31.

	2022		2021
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Repurchase agreements	$683	0.25%	$3,017	0.25%
FHLB Advances	1,863	3.87	—	—
Overnight Fed Funds purchased	—	—	—	—

At Year End
Repurchase agreements	$—	—%	$4,143	0.18%
FHLB Advances	40,000	4.57	—	—
Overnight Fed Funds purchased	—	—	—	—

Securities sold under agreements to repurchase are securities sold to customers, at the customers’ request, under a “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agency securities, which are segregated in the Company’s custodial accounts from other investment securities.

The Bank had $15.0 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2022 and 2021. In conjunction with the acquisition of Severn, the Company assumed $10.0 million in Long-term FHLB Advances which carried a contractual interest rate of 2.19%. The associated purchase premium at acquisition was $162 thousand which was amortized over the contractual life of the obligation which matured in October 2022. In addition, the Bank had secured credit availability of approximately $298.9 million and $363.9 million from the FHLB at December 31, 2022 and 2021, respectively. The Bank has pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB. The Bank had $40 million in short-term borrowings from the FHLB at December 31, 2022 and no short term FHLB borrowings at December 31, 2021.

NOTE 12. SUBORDINATED DEBT

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain Purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes and bear an initial interest rate of 5.375% until September 1, 2025, with interest during this period payable semi-annually in arrears. From and including September 1, 2025, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 526.5 basis points, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after September 1, 2025. Initial debt issuance costs were $611 thousand. The debt balance of $24.7 million is presented net of unamortized issuance costs of $326 thousand at December 31, 2022.

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

Under the terms of the 2035 Debentures, we are permitted to defer the payment of interest on the 2035 Debentures for up to 20 consecutive quarterly periods, provided that no event of default has occurred and is continuing. As of December 31, 2022, we were current on all interest due on the 2035 Debentures.

NOTE 13. BENEFIT PLANS

401(k) and Profit Sharing Plan

The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in noninterest expense totaled $1.3 million and $696 thousand for 2022 and 2021, respectively.

NOTE 14. STOCK-BASED COMPENSATION

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to three-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 499,870 shares remained available for grant at December 31, 2022.

The following tables provide information on stock-based compensation expense as of and for the years ended December 31.

	December 31,
(Dollars in thousands)	2022	2021
Stock-based compensation expense	$636	$378
Excess tax benefits related to stock-based compensation	42	9

	December 31,
(Dollars in thousands)	2022		2021
Unrecognized stock-based compensation expense	$138		$80
Weighted average period unrecognized expense is expected to be recognized	0.2	years	0.2	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the years ended December 31.

	2022		2021
		Weighted Average		Weighted Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of period	29,425	$13.95	24,505	$13.78
Granted	34,184	20.48	26,583	13.81
Vested	(26,749)	13.75	(20,240)	13.54
Forfeited	—	—	(1,423)	13.34
Nonvested at end of period	36,860	$20.15	29,425	$13.95

The fair value of restricted stock awards that vested during 2022 and 2021 was $532 thousand and $309 thousand, respectively.

There were no stock options granted during 2022 and 2021.

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

The following table provides information pertaining to the carrying amounts of our derivative financial instruments at December 31.

	December 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Asset - IRLCs	$4,166	$35	$17,557	$380
Asset - TBA securities	8,750	41	26,500	55
Liability - IRLCs	1,150	7	—	—
Liability - TBA securities	1,000	6	20,500	41

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

The following table provides information on Shore Bancshares, Inc.’s contributions and participant deferrals to the Plan for 2022 and 2021 and the related deferred compensation liability as of December 31.

(Dollars in thousands)	2022	2021
Elective deferrals	$238	$192
Deferred compensation liability	948	972

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

(Dollars in thousands)	2022	2021
Cash surrender value	$56,117	$38,414
Deferred compensation liability - SERP	4,177	3,114
SERP Expense	1,063	1,455

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

The following table includes information on the deferred compensation liability and cash surrender value as of December 31.

(Dollars in thousands)	2022	2021
Deferred compensation liability	$450	$554
Cash surrender value	2,260	2,200

NOTE 17. OTHER EXPENSES

The following table summarizes the Company’s other noninterest expenses for the years ended December 31.

(Dollars in thousands)	2022	2021
Advertising and marketing	$898	$339
Other customer expense	1,075	693
Other expense	3,694	2,425
Other loan expense	1,670	188
Software expense	1,853	1,048
Travel and entertainment expense	478	216
Trust professional fees	409	524
Total other noninterest expense	$10,077	$5,433

NOTE 18. INCOME TAXES

The following table provides information on components of income tax expense for the years ended December 31.

(Dollars in thousands)	2022	2021
Current tax expense:
Federal	$8,814	$3,920
State	3,332	1,614
	12,146	5,534
Deferred income tax (benefit) expense:
Federal	(911)	136
State	(271)	142
	(1,182)	278

Total income tax expense	$10,964	$5,812

The following table provides a reconciliation of tax computed at the statutory federal tax rate to the actual tax expense for the years ended December 31.

	2022	2021
Tax at federal statutory rate	21%	21%
Tax effect of:
Tax-exempt income	(1.0)	(1.6)
State income taxes, net of federal benefit	5.7	6.6
Other	0.3	1.4
Actual income tax expense rate	26.0%	27.4%

The following table provides information on significant components of the Company’s deferred tax assets and liabilities for the years ended December 31.

	December 31,	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$4,460	$3,728
Write-downs of other real estate owned	21	12
Nonaccrual loan interest	345	253
Lease liabilities	2,635	3,021
Deferred compensation	1,522	1,246
Deferred loan costs	1,183	730
Unrealized losses on available-for-sale securities	3,399	—
Other	1,487	903
Total deferred tax assets	15,052	9,893
Less valuation allowance	(791)	(474)
Deferred tax assets, net of valuation allowance	14,261	9,419
Deferred tax liabilities:
Depreciation	2,491	1,030
Right-of-use assets	2,560	2,968
Mortgage servicing rights	1,405	1,084
Acquisition accounting adjustments	57	986
Deferred capital gain on branch sale	220	228
Unrealized gains on available-for-sale securities	—	13
Other	171	184
Total deferred tax liabilities	6,904	6,493
Net deferred tax assets	$7,357	$2,926

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

	For the Year Ended
	December 31,
(In thousands, except per share data)	2022	2021
Net Income	$31,177	$15,368
Weighted average shares outstanding - Basic and Diluted	19,847	13,119

Earnings per common share - Basic and Diluted	$1.57	$1.17

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the years ended December 31, 2022 and 2021.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2022, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2022, the most recent notification from our primary regulator categorized Shore United Bank, N.A., as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.

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

The following tables present the capital amounts and ratios at December 31.

	Common		Total	Net			Tier 1	Total
	Equity		Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
(Dollars in thousands)	Tier 1	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
2022	Capital	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Shore Bancshares, Inc.	$304,493	$322,891	$364,419	$2,619,400	$3,390,516	11.62%	12.33%	13.91%	9.52%
Shore United Bank, N.A.	$335,802	$335,802	$352,657	$2,618,939	$3,386,771	12.82%	12.82%	13.47%	9.92%

	Common		Total	Net			Tier 1	Total
	Equity		Risk-	Risk-	Adjusted	Common	Risk-Based	Risk-Based	Tier 1
(Dollars in thousands)	Tier 1	Tier 1	Based	Weighted	Average	Equity	Capital	Capital	Leverage
2021	Capital	Capital	Capital	Assets	Total Assets	Tier 1 ratio	Ratio	Ratio	Ratio
Shore Bancshares, Inc.	$279,681	$279,681	$336,696	$2,191,557	$2,966,412	12.76%	12.76%	15.36%	9.43%
Shore United Bank, N.A.	$304,362	$304,362	$318,614	$2,189,775	$2,965,319	13.90%	13.90%	14.55%	9.48%

Bank and holding company regulations impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.

At December 31, 2022, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios. The Bank issued a dividend to Shore Bancshares, Inc. in the fourth quarter of 2021 of $25.0 million in relation to the purchase of Severn.

NOTE 21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the components of accumulated other comprehensive income (loss) for the years ended December 31.

Unrealized
gains (losses) on
available for sale
(Dollars in thousands)	securities
Balance, December 31, 2021	$56
Other comprehensive (loss)	(9,077)
Balance, December 31, 2022	$(9,021)

Balance, December 31, 2020	$1,529
Other comprehensive (loss)	(1,473)
Balance, December 31, 2021	$56

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

LHFS

LHFS are carried at fair value, which is determined based on Mark to Trade (MTT) for allocated/committed loans or Mark to Market (MTM) analysis for unallocated/uncommitted loans based on third-party pricing models using quoted prices for similar loans and adjusted for observable inputs related to the loans.

LHFI, at fair value

Certain loans that have been transferred from LHFS to LHFI have and continue to be accounted for under the fair value option as described in Note 1. These loans are valued based on third-party pricing models using quoted prices for similar loans and adjusted for observable inputs related to the loans.

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

The significant unobservable inputs used in the fair value measurement of the reporting entity’s residential MSRs are prepayment speeds, probability of default, rate of return, and cost of servicing. Significant increases/decreases in any of those inputs in isolation would have resulted in a significantly lower/higher fair value measurement. Generally, a change in the assumption used for prepayment speeds would have been accompanied by a directionally similar change in the markets, i.e., the 10-Year Treasury, and in the probability of default.

IRLCs

We utilize a third-party specialist model to estimate the fair value of our IRLCs, which are valued based upon mortgage securities (TBA) prices less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2022
MSRs (1)	$5,275	Market Approach	Weighted average prepayment speed (PSA) (2)	121

IRLCs - net asset	$28	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	92%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2021
MSRs (1)	$4,087	Market Approach	Weighted average prepayment speed (PSA) (2)	156

IRLCs - asset	$380	Market Approach	Range of pull through rate	77% - 100%
			Average pull through rate	93%
(1)	The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)	PSA = Public Securities Association Standard Prepayment Model

The following table presents activity in MSRs for the year ended December 31.

For the Year Ended
(Dollars in thousands)	December 31, 2022
Beginning balance	$4,087
Servicing rights resulting from sales of loans	816
Valuation adjustment	372
Ending balance	$5,275

The following table presents activity in the IRLCs for the year ended December 31.

For the Year Ended
(Dollars in thousands)	December 31, 2022
Beginning balance	$380
Valuation adjustment	(352)
Ending balance	$28

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

The following tables present the recorded amount of assets measured at fair value on a recurring basis for the years ended December 31. No assets were transferred from one hierarchy level to another during 2022 or 2021.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Assets:
Securities available for sale:
U.S. Government agencies	$18,178	$—	$18,178	$—
Mortgage-backed	63,519	—	63,519	—
Other debt securities	1,890	—	1,890	—
	83,587	—	83,587	—

Equity securities	1,233	—	1,233	—

TBA securities	41	—	41	—
LHFS	4,248	—	4,248	—
LHFI, at fair value	8,437	—	8,437	—
MSRs	5,275	—	—	5,275
IRLCs	35	—	—	35
Total assets at fair value	$102,856	$—	$97,546	$5,310

Liabilities:
IRLCs	$7	$—	$—	$7
TBA securities	6	—	6	—
Total liabilities at fair value	$13	$—	$6	$7

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2021
Assets:
Securities available for sale:
U.S. Government agencies	$22,305	$—	$22,305	$—
Mortgage-backed	92,637	—	92,637	—
Other debt securities	2,040	—	2,040	—
	116,982	—	116,982	—

Equity securities	1,372	—	1,372	—

TBA securities	55	—	55	—
LHFS	37,749	—	37,749	—
MSRs	4,087	—	—	4,087
IRLCs	380	—	—	380
Total assets at fair value	$160,625	$—	$156,158	$4,467

Liabilities:
TBA securities	$41	$—	$41	$—
Total liabilities at fair value	$41	$—	$41	$—

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

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
December 31, 2022
Nonrecurring measurements:

Impaired loans	$1,412	Discounted cash flow analysis	(1)	Discount rate		6% - 6.5%	(6%)

Other real estate owned	$197	Appraisal of collateral	(1)	Appraisal adjustments	(2)	0% - 20%	(2%)

	Quantitative Information about Level 3 Fair Value Measurements
							Weighted
(Dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range	Average (3)
December 31, 2021
Nonrecurring measurements:

Impaired loans	$617	Appraisal of collateral	(1)	Liquidation expense	(2)	10%	(10%)

Impaired loans	$2,026	Discounted cash flow analysis	(1)	Discount rate		4% - 7.25%	(6%)

Other real estate owned	$532	Appraisal of collateral	(1)	Appraisal adjustments	(2)	20% - 40%	(35%)

(1)	Fair value is generally determined through independent appraisals of the underlying collateral (impaired loans and OREO) or discounted cash flow analyses (impaired loans), which generally include various level III inputs which are not observable.
(2)	Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.
(3)	Unobservable inputs were weighted by the relative fair value of the instruments.

Fair Value of Financial Assets and Financial Liabilities

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments for the years ended December 31. Fair values for December 31, 2022 and 2021 were estimated using an exit price notion.

	December 31, 2022		December 31, 2021
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$55,499	$55,499	$583,613	$583,613

Level 2 inputs
Investment securities available for sale	$83,587	$83,587	$116,982	$116,982
Investment securities held to maturity	559,455	494,626	404,594	401,524
Equity securities	1,233	1,233	1,372	1,372
Restricted securities	11,169	11,169	4,159	4,159
LHFS	4,248	4,248	37,749	37,749
TBA securities	41	41	55	55
Cash surrender value on life insurance	59,218	59,218	47,935	47,935
Loans, at fair value	8,437	8,437	—	—

Level 3 inputs
Loans, net	$2,531,027	$2,431,808	$2,105,231	$2,106,373
MSRs	5,275	5,275	4,087	4,087
IRLCs	35	35	380	380

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$862,015	$862,015	$927,497	$927,497
Checking plus interest	694,101	694,101	524,143	524,143
Money market	709,132	709,132	889,099	889,099
Savings	319,814	319,814	225,546	225,546
Club	374	374	388	388
Certificates of deposit	424,348	410,455	459,563	461,135
Securities sold under retail repurchase agreement	—	—	4,143	4,143
Advances from FHLB - short-term	40,000	40,002	—	—
Advances from FHLB - long-term	—	—	10,135	10,187
Subordinated debt	43,072	41,193	42,762	44,876
TBA Securities	6	6	41	41

Level 3 inputs
IRLCs	7	7	—	—

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

The following table provides information on commitments outstanding for the years ended December 31.

(Dollars in thousands)	December 31, 2022	December 31, 2021
Commitments to extend credit	$406,353	$421,088
Letters of credit	8,009	8,399
Total	$414,362	$429,487

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

The Company provides banking services to customers who do business in the cannabis industry. Prior to the second quarter of 2022, the Company restricted these businesses to include only those in the medical-use cannabis industry in the state of Maryland. During the second quarter of 2022, the Company expanded its cannabis banking program to include both medical and adult-use licensees in other states, with an initial offering of the Company’s existing Maryland customers with multi-state operations. While the Company is providing banking services to customers that are engaged in growing, processing, and sales of medical-use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally insured financial institution being subject to such aiding and abetting liability, the strict enforcement of Federal laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of December 31, 2022, the Company has not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our cannabis customers:

● Deposit and loan balances at December 31, 2022 were approximately $131.7 million, or 4.4% of total deposits, and $54.9 million, or 2.2% of total gross loans, respectively.

● Interest and noninterest income for the year ended December 31, 2022, were approximately $4.9 million and $2.0 million, respectively

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

NOTE 24. SEGMENT REPORTING

We are in the business of providing financial services and we operate in two business segments – commercial and consumer banking, termed “community banking” and mortgage-banking. Community banking is conducted through the Bank and involves delivering a broad range of financial services, including lending and deposit taking, to individuals and commercial enterprises. This segment also includes our treasury and administrative functions. Mortgage-banking is conducted through the Bank’s secondary marketing department and involves originating first and second-lien residential mortgages for sale in the secondary market. Results of the mortgage banking segment for the year ended December 31, 2022, reflect a full year of operating results, while results for the year ended December 31, 2021, reflect results for the mortgage banking segment from the Acquisition Date of Severn through the end of the year. Prior to the acquisition of Severn, the Company did not engage in the business of originating first and second lien residential mortgages for sale in the secondary market.

The following tables present certain information regarding our business segments as of and for the years ended December 31.

	Community		Consolidated
(Dollars in thousands)	Banking	Mortgage Banking	Total
For the Year Ended December 31, 2022
Interest Income	$113,253	$592	$113,845
Interest Expense	12,501	42	12,543
Net interest income	100,752	550	101,302
Provision for credit losses	1,925	—	1,925
Net interest income after provision for credit losses	98,827	550	99,377
Noninterest income	17,876	5,210	23,086
Noninterest expense	75,267	5,055	80,322
Income before income taxes	41,436	705	42,141
Income tax expense	10,782	182	10,964
Net income	$30,654	$523	$31,177
Total assets, December 31, 2022	$3,467,548	$9,728	$3,477,276

	Community		Consolidated
(Dollars in thousands)	Banking	Mortgage Banking	Total
For the Year Ended December 31, 2021
Interest Income	$70,037	$132	$70,169
Interest Expense	6,031	8	6,039
Net interest income	64,006	124	64,130
Provision for credit losses	(358)	—	(358)
Net interest income after provision for credit losses	64,364	124	64,488
Noninterest income	12,550	948	13,498
Noninterest expense	55,628	1,178	56,806
Income (loss) before income taxes	21,286	(106)	21,180
Income tax expense (benefit)	5,841	(29)	5,812
Net income (loss)	$15,445	$(77)	$15,368
Total assets, December 31, 2021	$3,416,519	$43,617	$3,460,136

NOTE 25. RELATED PARTY TRANSACTIONS

The Company leases a portion of one of its facilities to a law firm, in which the Chairman of the Board of the Company and the Bank is a partner. In January 2022, the lease entered the final five-year renewal option under the leasing agreement. The total rent payments received were $305 thousand for the year ended December 31, 2022 and $50 thousand for the year ended December 31, 2021. The law firm also reimburses the Company for its share of common area maintenance and utilities. In addition, the law firm represents the Company and the Bank in certain legal matters. Other related party transactions consisting of normal lending and depository relationships are described in Note 4. Loans and Allowance for Credit Losses and Note 10. Deposits, respectively.

NOTE 26. PENDING MERGER

On December 14, 2022, the Company and The Community Financial Corporation (TCFC) entered into a definitive agreement for the Company to acquire TCFC.

Under the terms of the agreement, TCFC shareholders will have the right to receive 2.3287 shares of Shore common stock and cash in lieu of any fractional shares of Shore common stock. Upon closing, shareholders of Shore will own approximately 60% of the combined company and shareholders of TCFC will own approximately 40% of the combined company. The transaction is subject to satisfaction of customary closing conditions, including approval from Shore and TCFC shareholders. Shore and TCFC have received all required regulatory approvals and waivers. The transaction is expected to close late in the second quarter or early in the third quarter of 2023.

As of December 31, 2022, TCFC had more than $2.4 billion in assets and operated ten full-service offices in Maryland and two full-service offices in Virginia.

NOTE 27. PARENT COMPANY FINANCIAL INFORMATION

The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only) at and for the years ending December 31.

Condensed Balance Sheets

December 31,

(Dollars in thousands)	2022	2021
Assets
Cash	$7,145	$13,092
Investment in subsidiaries	396,897	376,453
Other assets	5,392	5,712
Total assets	$409,434	$395,257

Liabilities
Accrued interest payable	$744	$551
Other liabilities	1,333	1,251
Long-term debt	43,072	42,762
Total liabilities	45,149	44,564

Stockholders’ equity
Common stock	199	198
Additional paid in capital	201,494	200,473
Retained earnings	171,613	149,966
Accumulated other comprehensive (loss) income	(9,021)	56
Total stockholders’ equity	364,285	350,693

Total liabilities and stockholders’ equity	$409,434	$395,257

Condensed Statements of Income

For the Years Ended December 31,

(Dollars in thousands)	2022	2021
Income
Dividends from subsidiaries	$5,500	$25,000
Company owned life insurance income	67	110
Total income	5,567	25,110

Expenses
Interest expense	2,451	1,560
Salaries and employee benefits	324	423
Legal and professional fees	1,654	2,465
Other operating expenses	540	384
Total expenses	4,969	4,832

Income before income tax (benefit) and equity (deficit) in
undistributed net income of subsidiaries	598	20,278
Income tax (benefit)	(1,059)	(990)
Income before (deficit) equity in undistributed net income of subsidiaries	1,657	21,268

Equity (deficit) in undistributed net income of subsidiaries	29,520	(5,900)
Net income	$31,177	$15,368

Condensed Statements of Cash Flows

For the Years Ended December 31,

(Dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$31,177	$15,368
Adjustments to reconcile net income to cash
provided by operating activities:
(Equity) deficit in undistributed net income of subsidiaries	(29,521)	5,900
Amortization of debt issuance costs	122	123
Stock-based compensation expense	636	378
Company owned life insurance income	(67)	(110)
Acquisition accounting adjustments	188	31
Net decrease (increase) in other assets	387	(1,552)
Net increase (decrease) increase in other liabilities	275	(142)
Net cash provided by operating activities	3,197	19,996

Cash flows from investing activities:
Purchase of company owned life insurance	—	(192)
Acquisition of business activity, net of cash paid	—	(15,945)
Net cash (used in) investing activities	—	(16,137)

Cash flows from financing activities:
Common stock dividends paid	(9,530)	(6,607)
Retirement of common stock	—	(819)
Issuance of common stock	386	—
Exercise of stock options	—	6
Net cash (used in) financing activities	(9,144)	(7,420)

Net (decrease) in cash and cash equivalents	(5,947)	(3,561)
Cash and cash equivalents at beginning of year	13,092	16,653
Cash and cash equivalents at end of year	$7,145	$13,092

NOTE 28. REVENUE RECOGNITION

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

All contract issuance costs are expensed as incurred. We had no contract assets or liabilities at December 31, 2022.

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

	December 31,
(Dollars in thousands)	2022	2021
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$5,652	$3,396
Trust and investment fee income	1,784	1,881
Interchange income	4,812	3,964
Title Company revenue	1,340	247
Other noninterest income	1,752	1,519
Noninterest Income (in-scope of Topic 606)	15,340	11,007
Noninterest Income (out-of-scope of Topic 606)	7,746	2,491
Total Noninterest Income	$23,086	$13,498

Contract Balances

A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2022 and 2021, the Company did not have any significant contract balances.

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2022 was carried out under the supervision and with the participation of the Company’s management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2022, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2022. Management’s report on the Company’s internal control over financial reporting is included in Item 8 of Part II of this annual report.

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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2023 Annual Meeting of Stockholders:

●	Election of Directors (Proposal 1);
●	Continuing Directors;
●	Executive Officers;
●	Qualifications of Director Nominees and Continuing Directors;
●	Delinquent Section 16(a) Reports; and
●	Corporate Governance Matters (under the heading, “Board Committees”)

Item 11.     Executive Compensation.

The information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2023 Annual Meeting of Stockholders:

●	Executive Compensation
●	Director Compensation

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2023 Annual Meeting of the Stockholders entitled “Beneficial Ownership of Common Stock.” Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2023 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14.     Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2023 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1), (2) and (c) Financial statements and schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2022 and 2021

Consolidated Statements of Income — Years Ended December 31, 2022 and 2021

Consolidated Statements of Comprehensive Income — Years Ended December 31, 2022 and 2021

Consolidated Statements of Changes in Stockholders’ Equity — Years Ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows — Years Ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements for the years ended December 31, 2022 and 2021

(a)(3) and (b) Exhibits required to be filed by Item 601 of Regulation S-K:

The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which index is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

EXHIBIT LIST

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of March 3, 2021, between Shore Bancshares, Inc. and Severn Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on March 3, 2021)

2.2

Agreement and Plan of Merger, dated as of December 14, 2022, between Shore Bancshares, Inc. and The Community Financial Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on December 14, 2022)

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

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed on March 31, 2022)

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed on March 13, 2020).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010)

10.1	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2010)

10.2	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)

10.3	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006)

10.4	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007)

10.5	Form of Performance Share/Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2015).

10.6	Shore Bancshares, Inc. 2016 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2016 definitive proxy statement filed on March 15, 2016)

10.7	Form of Restricted Stock Award Agreement under the 2016 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 13, 2020).

10.8	Form of Restricted Stock Units Award under the 2016 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on March 13, 2020).

10.9	Change in Control Agreement, dated October 31, 2017, between Shore United Bank and Edward C. Allen (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 1, 2017)

10.10	Change in Control Agreement, dated November 2, 2018 between Shore United Bank and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 2, 2018)

10.11	Change in Control Agreement, dated November 2, 2018 between Shore United Bank and Donna J. Stevens (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 2, 2018)

10.12	Shore Bancshares Announces Stock Repurchase Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed on April 24, 2019).
10.13	Supplemental Executive Retirement Plan for Lloyd L. Beatty, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 25, 2019).

10.14	Supplemental Executive Retirement Plan for Edward C. Allen (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 25, 2019).

10.15	Supplemental Executive Retirement Plan for Donna J. Stevens (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 25, 2019).

10.16	2019 Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2020).

10.17	Consulting Agreement, dated as of October 31, 2021, by and between Alan J. Hyatt and Shore United Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2021)

10.18	Change in Control Agreement, dated November 22, 2021, by and between Vance W. Adkins and Shore Bancshares, Inc. (filed herewith).

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K)

23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)

31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certifications of the PFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shore Bancshares, Inc.

Date: March 30, 2023	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Lloyd L. Beatty, Jr.	/s/ Blenda W. Armistead
Lloyd L. Beatty, Jr	Blenda W. Armistead, Director
Director, President, and Chief Executive Officer	March 30, 2023
(Principal Executive Officer)
March 30, 2023	/s/ David S. Jones
David S. Jones, Director
/s/Vance Adkins	March 30, 2023
Vance Adkins
Executive Vice President and Chief Financial Officer	/s/ Clyde V. Kelly, III
(Principal Financial Officer)	Clyde V. Kelly, III, Director
March 30, 2023	March 30, 2023

/s/ Alan J. Hyatt	/s/ David W. Moore
Alan J. Hyatt, Chairman of the Board	David W. Moore, Director
March 30, 2023	March 30, 2023

/s/ William E. Esham, III	/s/ Dawn M. Willey
William E. Esham, Director	Dawn M. Willey, Director
March 30, 2023	March 30, 2023

/s/ John A. Lamon, III	/s/ R. Michael Clemmer, Jr.
John A. Lamon, Director	R. Michael Clemmer, Jr., Director
March 30, 2023	March 30, 2023

/s/ Frank E. Mason, III	/s/ James A. Judge
Frank E. Mason, III, Director	James A. Judge, Director
March 30, 2023	March 30, 2023

/s/ Jeffery E. Thompson	/s/ Konrad M. Wayson
Jeffery E. Thompson, Director	Konrad M. Wayson, Director
March 30, 2023	March 30, 2023

/s/ Esther A. Streete
Esther A. Streete, Director
March 30, 2023