Form 10-Q
period 2023-03-31
SHORE BANCSHARES INC
filed 2023-05-15
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of May 11, 2023 was 19,897,410.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share and per share data)	2023	2022
ASSETS	(Unaudited)
Cash and due from banks	$23,863	$37,661
Interest-bearing deposits with other banks	13,846	17,838
Cash and cash equivalents	37,709	55,499
Investment securities:
Available-for-sale, at fair value (amortized cost of $92,754 (2023) and $95,999 (2022))	81,525	83,587
Held to maturity, net of allowance for credit losses of $163 (2023) (fair value of $491,116 (2023) and $494,627 (2022))	549,096	559,455
Equity securities, at fair value	1,258	1,233
Restricted securities, at cost	15,067	11,169

Loans held for sale, at fair value	3,514	4,248

Loans held for investment ($9,526 (2023) and $8,437 (2022), at fair value)	2,668,681	2,556,107
Less: allowance for credit losses	(28,464)	(16,643)
Loans, net	2,640,217	2,539,464

Premises and equipment, net	50,516	51,488
Goodwill	63,266	63,266
Other intangible assets, net	5,106	5,547
Other real estate owned, net	179	197
Mortgage servicing rights, at fair value	5,310	5,275
Right-of-use assets	9,344	9,629
Cash surrender value on life insurance	59,711	59,218
Other assets	31,876	28,001
TOTAL ASSETS	$3,553,694	$3,477,276

LIABILITIES
Deposits:
Noninterest-bearing	$808,679	$862,015
Interest-bearing	2,185,883	2,147,769
Total deposits	2,994,562	3,009,784

Advances from FHLB - short-term	131,500	40,000
Subordinated debt	43,150	43,072
Total borrowings	174,650	83,072

Lease liabilities	9,642	9,908
Other liabilities	13,202	10,227
TOTAL LIABILITIES	3,192,056	3,112,991

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 19,898,388 (2023) and 19,864,956 (2022)	199	199
Additional paid in capital	201,736	201,494
Retained earnings	167,864	171,613
Accumulated other comprehensive loss	(8,161)	(9,021)
TOTAL STOCKHOLDERS' EQUITY	361,638	364,285
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,553,694	$3,477,276

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For Three Months Ended
	March 31,
(In thousands, except per share data)	2023	2022
INTEREST INCOME
Interest and fees on loans	$30,828	$22,085
Interest and dividends on taxable investment securities	4,064	1,985
Interest and dividends on tax-exempt investment securities	7	—
Interest on deposits with other banks	163	254
Total interest income	35,062	24,324

INTEREST EXPENSE
Interest on deposits	7,281	1,358
Interest on short-term borrowings	1,361	2
Interest on long-term borrowings	756	534
Total interest expense	9,398	1,894

NET INTEREST INCOME	25,664	22,430
Provision for credit losses	1,213	600

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	24,451	21,830

NONINTEREST INCOME
Service charges on deposit accounts	1,213	1,359
Trust and investment fee income	432	514
Gains on sales and calls of investment securities	—	—
Interchange credits	1,212	1,038
Mortgage-banking revenue	977	1,867
Title Company revenue	137	323
Other noninterest income	1,363	945
Total noninterest income	5,334	6,046

NONINTEREST EXPENSE
Salaries and wages	8,684	9,562
Employee benefits	2,921	2,662
Occupancy expense	1,619	1,567
Furniture and equipment expense	534	429
Data processing	1,798	1,607
Directors' fees	250	190
Amortization of other intangible assets	441	517
FDIC insurance premium expense	371	343
Other real estate owned expenses, net	(1)	(6)
Legal and professional fees	750	637
Merger-related expenses	691	730
Other noninterest expenses	2,835	2,094
Total noninterest expense	20,893	20,332

Income before income taxes	8,892	7,544
Income tax expense	2,435	1,931

NET INCOME	$6,457	$5,613

Basic and diluted net income per common share	$0.32	$0.28

Dividends paid per common share	$0.12	$0.12

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For Three Months Ended
	March 31,
(In thousands)	2023	2022
Net income	$6,457	$5,613

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains/(losses) on available-for-sale-securities	1,183	(3,065)
Tax effect	(323)	837
Total other comprehensive income (loss)	860	(2,228)
Comprehensive income	$7,317	$3,385

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Loss	Equity
Balances, January 1, 2023	$199	$201,494	$171,613	$(9,021)	$364,285

Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(7,818)	—	(7,818)

Net income	—	—	6,457	—	6,457

Other comprehensive income	—	—	—	860	860

Common shares issued for employee stock purchase plan	—	87	—	—	87

Stock-based compensation	—	155	—	—	155

Cash dividends declared	—	—	(2,388)	—	(2,388)

Balances, March 31, 2023	$199	$201,736	$167,864	$(8,161)	$361,638

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2022	$198	$200,473	$149,966	$56	$350,693

Net Income	—	—	5,613	—	5,613

Other comprehensive (loss)	—	—	—	(2,228)	(2,228)

Common shares issued for employee stock purchase plan	—	37	—	—	37

Stock-based compensation	—	130	—	—	130

Cash dividends declared	—	—	(2,381)	—	(2,381)

Balances, March 31, 2022	$198	$200,640	$153,198	$(2,172)	$351,864

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Three Months Ended
	March 31,
(In thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$6,457	$5,613
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(646)	(525)
Provision for credit losses	1,213	600
Depreciation and amortization	1,383	1,558
Net amortization of securities	249	454
Amortization of debt issuance costs	31	31
(Gain) on mortgage banking activities	(719)	(1,679)
Proceeds from sale of mortgage loans held for sale	21,947	66,560
Originations of loans held for sale	(20,710)	(41,165)
Stock-based compensation expense	155	130
Deferred income tax expense (benefit)	(126)	29
(Gains) loss on valuation adjustments on mortgage servicing rights	82	(554)
Valuation adjustments on premises transferred to held for sale	225	—
Losses on sales and valuation adjustments on other real estate owned	(3)	(9)
Fair value adjustments on loans held for investments, at fair value	(195)	—
Fair value adjustment on equity securities	(17)	70
Bank owned life insurance income	(364)	(193)
Net changes in:
Accrued interest receivable	1,291	(545)
Other assets	(1,408)	(976)
Accrued interest payable	320	(323)
Other liabilities	2,055	(3,877)
Net cash provided by operating activities	11,220	25,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	3,175	7,049
Proceeds from maturities and principal payments of investment securities held to maturity	10,017	11,268
Purchases of securities held to maturity	—	(14,093)
Purchases of equity securities	(8)	(3)
Purchase of restricted securities	(11,421)	(5,735)
Net change in loans	(111,681)	(61,201)
Purchases of premises and equipment	(619)	(974)
Proceeds from sales of other real estate owned	21	83
Improvements to other real estate owned	—	(34)
Redemption of restricted securities	7,523	—
Purchases of bank owned life insurance	(129)	(10,058)
Net cash (used in) investing activities	(103,122)	(73,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	(53,336)	(51,082)
Interest-bearing deposits	38,249	93,431
Short-term borrowings	91,500	(4,143)
Common stock dividends paid	(2,388)	(2,381)
Issuance of common stock	87	37
Net cash provided by financing activities	74,112	35,862
Net (decrease) in cash and cash equivalents	(17,790)	(12,637)
Cash and cash equivalents at beginning of period	55,499	583,613
Cash and cash equivalents at end of period	$37,709	$570,976

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

Supplemental cash flows information:
Interest paid	$12,711	$2,270
Income taxes paid	$215	$—
Recognition (remeasurement of) lease liabilities arising from right-of-use assets	$(5)	$(728)
Transfer of premises to held for sale (included in other assets)	$750	$—
Transfers from loans to other real estate owned	$—	$69
Unrealized gain (loss) on securities available for sale	$1,183	$(3,065)

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2023, the consolidated results of income and comprehensive income for the three months ended March 31, 2023 and 2022, changes in stockholders’ equity for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022, have been included. All such adjustments were of a normal recurring nature. The amounts as of December 31, 2022 were derived from the 2022 audited financial statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2022. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries, Shore United Bank, N.A. (the “Bank”) and Mid-Maryland Title Company, Inc. (the “Title Company”).

Pending Recent Accounting Standards

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

Note 2 – Adoption of Accounting Standards

On January 1, 2023, the Company adopted Accounting Standards Updates (ASU) 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial instruments – Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842) – Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842),” ASU 2020-03, “Codification Improvements to Financial Instruments” and ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures” (collectively, ASC 326). The significant impacts of adopting these standards and related updates to the Company’s accounting policies are discussed below.

ASC 326 requires entities to estimate an allowance for credit losses (ACL) on certain types of financial instruments measured at amortized cost using a current expected credit losses (CECL) methodology, replacing the incurred loss methodology from prior GAAP. It also applies to unfunded commitments to extend credit, including loan commitments, standby letters of credit, and other similar instruments. The impairment model for available-for-sale debt securities was modified and ASC 326 also provided for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  Additionally, the measurement principles for modifications of loans to borrowers experiencing financial difficulty were modified, including how the ACL is measured for such loans.

The amendments of ASC 326, upon adoption, were applied on a modified retrospective basis, by recording an increase in the reported balance of loans and the allowance for credit losses on loans, an increase in the liability for credit losses on commitments to extend credit and reducing total equity of both the Company and the Bank.  As a result of adopting ASC 326, the Company recorded a decrease to opening retained earnings, net of taxes, of approximately $7.8 million.

ASC 326 also replaced the Company’s previous accounting policies for purchased credit-impaired (PCI) loans and troubled-debt restructurings (TDRs). With the adoption of ASC 326, loans previously designated as PCI loans were designated as purchased loans with credit deterioration (PCD loans). The Company adopted ASC 326 using the prospective transition approach for PCD loans that were previously identified as PCI and accounted for under ASC 310-30. On January 1, 2023, the Corporation’s PCD loans were adjusted to reflect the addition of expected credit losses to the amortized cost basis of the loans and a corresponding increase to the ACL. The remaining noncredit discount, which represents the difference between the adjusted amortized cost basis and the outstanding principal balance on PCD loans, will be accreted into interest income over the estimated remaining lives of the loans using the effective interest rate method. The evaluation of the ACL will include PCD loans together with other loans that share similar risk characteristics, rather than using the separate pools that were used under PCI accounting, unless the loans are specifically identified for individual evaluation under our CECL methodology. The adoption of ASC 326 also replaced previous TDR accounting guidance, and the evaluation of the ACL will include loans previously designated as TDRs together with other loans that share similar risk characteristics, unless the loans are specifically identified for individual evaluation under our CECL methodology.

The following table shows the impact of the Company's adoption of ASC 326 on loans, the allowance for credit losses, and the Company’s reserve for unfunded commitments:

	January 1, 2023
	As Reported Under	Pre-ASC 326
(Dollars in thousands)	ASC 326	Adoption	Change
Total Loans, gross	$2,556,267	$2,556,107	$160
Allowance for credit losses	(27,434)	(16,643)	(10,791)
Total loans, net	$2,528,833	$2,539,464	$(10,631)

Liabilities: Reserve for Unfunded Commitments	$581	$316	$265

The following accounting policies have been updated in connection with the adoption of ASC 326 and apply to periods beginning after December 31, 2022. Accounting policies applying to prior periods are described in the 2022 Annual Report, as discussed above.

Investments in Debt Securities

Investments in debt securities are classified as either held to maturity, available for sale, or trading, based on management’s intent. Currently, the Company has classified its debt securities within the available for sale and held to maturity classifications. Debt securities purchased with the positive intent and ability to hold to maturity are classified as held to maturity and are recorded at amortized cost, net of any ACL.  Debt securities not classified as held to maturity are classified as available for sale and are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income (loss).

Gains or losses are recognized in net income on the trade date using the amortized cost of the specific security sold. Purchase premiums are recognized in interest income using the effective interest rate method over the period from purchase to maturity or, for callable securities, the earliest call date, and purchase discounts are recognized in the same manner from purchase to maturity.

The Company has elected to exclude accrued interest receivable from the amortized cost basis and fair value of its held to maturity and available for sale debt securities and has included such accrued interest of $1.8 million at March 31, 2023 within the other assets line item of the Consolidated Balance Sheets.

The Company estimates an ACL for held to maturity debt securities on a collective basis by major security type and standard credit rating. Certain securities in our held to maturity securities portfolio are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we do not record an ACL.

The estimate of an ACL on our held to maturity securities that are not guaranteed by the U.S. government considers historical credit loss information and severity of loss in the event of default and leverages external data. No ACL is recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income.

An ACL on held to maturity debt securities that do not share common risk characteristics with our collective portfolio are individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows and the recorded amortized cost basis of the security.

For debt securities available for sale, impairment is recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an allowance for credit losses is recorded that reflects the amount of the impairment related to credit losses, limited by the amount by which the specific security’s amortized cost basis exceeds its fair value. Changes in the allowance for credit losses are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities available for sale not resulting from credit losses are recorded in other comprehensive income (loss). The Company regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.

Loans Held for Investment

The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for credit losses. The Company has elected to exclude accrued interest receivable from the amortized cost basis of its loans held for investment and has included such accrued interest of $6.2 million at March 31, 2023 within the other assets line item of the Consolidated Balance Sheets. Interest on loans is recorded to interest income based on the contractual rates and the amount of outstanding principal of the loans. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method.

Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition. In the case of loans that have experienced more than insignificant deterioration in credit quality since origination as of the acquisition date, the loan’s amortized cost basis is increased above estimated fair value by the amount of expected credit losses as of the acquisition date, and a corresponding allowance for credit losses is also recorded. Any remaining non-credit discount or premium for such purchased loans with credit deterioration (PCD loans) and any fair value discount or premium for non-PCD loans is accreted or amortized as an adjustment to yield over the estimated lives of the loans using the level-yield method.

A loan’s past due status is based on the contractual due date of the most delinquent payment due.  Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain. Any accrued interest receivable on loans placed on nonaccrual status is reversed by an adjustment to interest income.  Loans greater than 90 days past due may remain on accrual status if management determines it has adequate collateral to cover the principal and interest. Interest payments received on nonaccrual loans are applied as a reduction of the loan principal balance unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.

In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the Consolidated Balance Sheets when they are funded.

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

Consumer – Consumer loans include installment loans and personal lines of credit. Credit risk is similar to residential real estate loans above as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.

ACL on Loans Held for Investment

An ACL is estimated on loans held for investment, excluding loans carried at fair value. The ACL on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the ACL for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. No ACL is recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The methodology for estimating the amount reported in the ACL is the sum of two main components, an allowance assessed on a collective basis for pools of loans that share similar risk characteristics and an allowance assessed on individual loans that do not share similar risk characteristics with other loans. Loans that share common risk characteristics are evaluated collectively using a cash flow approach.  The discounted cash flow approach used by the Company utilizes loan-level cash flow projections and pool-level assumptions. For loans that do not share risk characteristics with other loans, the ACL is measured based on the net realizable value, that is, the difference between the discounted value of the expected future cash flows and the amortized cost basis of the loan. When a loan is collateral-dependent and the repayment is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral.

Cash flow projections and estimated expected losses on loans which share common risk characteristics are based in part on forecasts of the national unemployment rate that are reasonable and supportable over a twelve month period and incorporated into the estimate of expected credit losses using a statistical regression analysis. For periods beyond those for which reasonable and supportable forecasts are available, projections are based on a reversion of the national unemployment rate from the last forecast to a historical average level over the following twelve months.

Management’s estimate of the allowance for credit losses on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management include changes in general market, economic and business conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral; and other factors as deemed necessary and appropriate. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Reserve for Unfunded Commitments

The Company records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancelable by the Company.  The reserve for unfunded commitments is measured based on the principles utilized in estimating the allowance for credit losses on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses.  During the three months ended March 31, 2023, the Company recorded no provision for credit losses associated with its unfunded commitments.

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

	For the Three Months Ended
	March 31,
(In thousands, except per share data)	2023	2022
Net Income	$6,457	$5,613
Weighted average shares outstanding - Basic and Diluted	19,886	19,828

Earnings per common share - Basic and Diluted	$0.32	$0.28

There were no weighted average common stock equivalents excluded from the calculation of diluted earnings per share for the three months March 31, 2022. There were no potentially dilutive shares outstanding during the three months ended March 31, 2023.

Note 4 – Investment Securities

On January 1, 2023, the Company adopted ASC 326, which made changes to accounting for available for sale debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires an allowance for credit losses to be recorded on held to maturity debt securities measured at amortized cost. All securities information presented as of March 31, 2023 is in accordance with ASC 326. All securities information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update refer to Note 2.

The following table summarizes the activity in the ACL on held-to-maturity securities:

Three Months ended
(Dollars in thousands)	March 31, 2023
Balance, beginning of period	$—
Other debt securities, provision for credit losses	163
Balance, end of period	$163

The ACL for held-to-maturity securities was initially determined to be immaterial as of the date of adoption of ASC 326. Upon re-estimation in the current period, ACL was recorded based on the results of our calculation as of March 31, 2023.

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
March 31, 2023
U.S. Government agencies	$21,587	$5	$3,283	$18,309
Mortgage-backed	69,151	1	7,779	61,373
Other debt securities	2,016	—	173	1,843
Total	$92,754	$6	$11,235	$81,525

December 31, 2022
U.S. Government agencies	$21,798	$5	$3,625	$18,178
Mortgage-backed	72,183	2	8,666	63,519
Other debt securities	2,018	—	128	1,890
Total	$95,999	$7	$12,419	$83,587

No available for sale securities were sold during the three months ended March 31, 2023 and 2022.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Held-to-maturity securities:
March 31, 2023
U.S. Government agencies	$146,699	$—	$11,815	$134,884
Mortgage-backed	389,924	—	45,379	344,545
States and political subdivisions	1,473	54	13	1,514
Other debt securities	11,000	—	827	10,173
Total	$549,096	$54	$58,034	$491,116

December 31, 2022
U.S. Government agencies	$148,097	$—	$13,601	$134,496
Mortgage-backed	398,884	—	50,464	348,420
States and political subdivisions	1,474	35	28	1,481
Other debt securities	11,000	—	770	10,230
Total	$559,455	$35	$64,863	$494,627

Equity securities with an aggregate fair value of $1.3 million at March 31, 2023 and $1.2 million at December 31, 2022 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $17 thousand for the three months ended March 31, 2023 and $(70) thousand for the three months ended March 31, 2022, respectively.

Credit Quality Information

The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade held-to-maturity securities at March 31, 2023 or December 31, 2022. Held-to-maturity securities that are not rated are agency mortgage-backed securities sponsored by US government agencies, as well as direct obligations of the agencies, with the remainder being sub-debt of other banks.

The following table shows the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating as of March 31, 2023.

	March 31, 2023
	Investment Grade
(Dollars in thousands)	Aaa	Aa1	A3	Baa1	Baa2	Baa3	NR
U.S. Government agencies	$137,358	$—	$—	$—	$—	$—	$9,341
Mortgage-backed	—	—	—	—	—	—	389,924
States and political subdivisions	—	1,473	—	—	—	—	—
Other debt securities	—	—	4,000	4,000	500	500	2,000
Total Held-to Maturity Securities	$137,358	$1,473	$4,000	$4,000	$500	$500	$401,265

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
March 31, 2023
Available-for-sale securities:
U.S. Government agencies	$1,060	$6	$16,833	$3,277	$17,893	$3,283
Mortgage-backed	1,754	32	59,277	7,747	61,031	7,779
Other debt securities	—	—	1,843	173	1,843	173
Total	$2,814	$38	$77,953	$11,197	$80,767	$11,235

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2022
Available-for-sale securities:
U.S. Government agencies	$1,165	$4	$16,585	$3,588	$17,750	$3,592
Mortgage-backed	29,125	2,409	34,167	6,290	63,292	8,699
Other debt securities	1,890	128	—	—	1,890	128
Total	$32,180	$2,541	$50,752	$9,878	$82,932	$12,419

Held-to-maturity securities:
U.S. Government agencies	$67,332	$2,786	$67,163	$10,815	$134,495	$13,601
Mortgage-backed	148,771	9,402	199,649	41,062	348,420	50,464
States and political subdivisions	780	28	—	—	780	28
Other debt securities	8,091	409	2,139	361	10,230	770
Total	$224,974	$12,625	$268,951	$52,238	$493,925	$64,863

There were one hundred fifteen available-for-sale debt securities with a fair value below the amortized cost basis, totaling $11.2 million of aggregate fair value as of March 31, 2023.  The Company concluded that a credit loss does not exist in its available-for-sale securities portfolio as of March 31, 2023, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-back securities are issued by either US government agencies or US government sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the US government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

All held-to-maturity and available for sale securities were current with no securities past due or on nonaccrual as of March 31, 2023.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2023.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$46	$46	$1,061	$1,042
Due after one year through five years	7,004	6,733	118,384	111,443
Due after five years through ten years	40,359	36,068	65,244	59,798
Due after ten years	45,345	38,678	364,407	318,833
Total	$92,754	$81,525	$549,096	$491,116

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the most significant accounting policies that the Company follows see Note 2 – Adoption of Accounting Standards and Note 1 of the Company’s Annual Report on Form 10-K. All loan information presented as of March 31, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022, or a prior date is presented in accordance with previously applicable GAAP.

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Anne Arundel County, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent and Sussex County, Delaware and in Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Construction	$250,447	$246,319
Residential real estate	866,225	810,497
Commercial real estate	1,096,937	1,065,409
Commercial	140,312	147,856
Consumer	314,760	286,026
Total loans	2,668,681	2,556,107
Allowance for credit losses	(28,464)	(16,643)
Total loans, net	$2,640,217	$2,539,464

Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Included in loans were deferred costs, net of fees, of $1.7 million and $1.4 million at March 31, 2023 and December 31, 2022.  At March 31, 2023 and December 31, 2022, included in total loans were $342.8 million and $372.2 million in loans, acquired as part of the acquisition of Severn Bancorp, Inc. (“Severn”), effective October 31, 2021. These balances were presented net of the related discount which totaled $6.0 million and $6.7 million at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, the Bank was servicing $349.8 million in loans for the Federal National Mortgage Association and $74.9 million in loans for Freddie Mac.

The following table provides information on nonaccrual loans by loan class as of March 31, 2023.

	Nonaccrual	Nonaccrual	Loans past due
	with no	with an	90 days or more
	allowance for	allowance for	and still
(Dollars in thousands)	credit loss	credit loss	accruing
March 31, 2023
Nonaccrual loans:
Construction	$177	$—	$24
Residential real estate	1,477	12	218
Commercial real estate	—	—	369
Commercial	167	—	—
Consumer	37	24	—
Total	$1,858	$36	$611

Interest income	$—	$—	$1

The overall quality of the Bank’s loan portfolio is primarily assessed using the Bank’s risk-grading scale. This review process is assisted by frequent internal reporting of loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Credit quality indicators are adjusted based on management’s judgment during the quarterly review process. Loans are graded on a scale of one to ten.

Ratings 1 thru 6 – Pass - Ratings 1 thru 6 have asset risks ranging from excellent-low to adequate. The specific rating assigned considers customer history of earnings, cash flows, liquidity, leverage, capitalization, consistency of debt service coverage, the nature and extent of customer relationship and other relevant specific business factors such as the stability of the industry or market area, changes to management, litigation or unexpected events that could have an impact on risks.

Rating 7 – Special Mention - These credits have potential weaknesses due to economic conditions, less than adequate earnings performance or other factors which require the lending officer to direct more than normal attention to the credit. Financing alternatives may be limited and/or command higher risk interest rates. Special mention loan relationships are reviewed at least quarterly.

Rating 8 – Substandard - Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. Substandard loans are the first adversely classified loans on the Bank's watchlist. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor or operating losses. When a loan is assigned to this category the Bank may estimate a specific reserve in the loan loss allowance analysis and/or place the loan on nonaccrual. These assets listed may include assets with histories of repossessions or some that are non-performing bankruptcies. These relationships will be reviewed at least quarterly.

Rating 9 – Doubtful - Doubtful assets have many of the same characteristics of substandard with the exception that the Bank has determined that loss is not only possible but is probable. The amount of loss is not discernible due to factors such as merger, acquisition, or liquidation; a capital injection; a pledge of additional collateral; the sale of assets; or alternative refinancing plans. Credits receiving a doubtful classification are required to be on nonaccrual. These relationships will be reviewed at least quarterly.

Rating 10 – Loss – Loss assets are uncollectible or of little value.

The following table provides information on loan risk ratings as of March 31, 2023.

								Revolving
	Term Loans by Origination Year						Revolving	converted to
(Dollars in thousands)	Prior	2019	2020	2021	2022	2023	loans	term loans	Total
March 31, 2023
Construction
Pass	$28,379	$7,814	$16,531	$67,810	$108,670	$20,197	$786	$—	$250,187
Substandard	236	—	—	24	—	—	—	—	260
Total	$28,615	$7,814	$16,531	$67,834	$108,670	$20,197	$786	$—	$250,447
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$226,659	$38,023	$75,277	$175,925	$222,994	$53,436	$70,635	$—	$862,949
Special Mention	932	—		—	—	—	256	—	1,188
Substandard	1,964	—	—	—	—	—	124	—	2,088
Total	$229,555	$38,023	$75,277	$175,925	$222,994	$53,436	$71,015	$—	$866,225
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$389,646	$106,316	$155,585	$173,010	$208,815	$49,380	$10,047	$28	$1,092,827
Special Mention	1,762	142	—	1,535	—	—	—	—	3,439
Substandard	671	—	—	—	—	—	—	—	671
Total	$392,079	$106,458	$155,585	$174,545	$208,815	$49,380	$10,047	$28	$1,096,937
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$18,465	$4,291	$11,125	$35,137	$17,833	$1,211	$50,327	$1,287	$139,676
Special Mention	—	—	—	469	—	—	—	—	469
Substandard	167	—	—	—	—	—	—	—	167
Total	$18,632	$4,291	$11,125	$35,606	$17,833	$1,211	$50,327	$1,287	$140,312
Gross Charge-offs	$—	$—	$—	$—	$—	$(107)	$—	$—	$(107)

Consumer
Pass	$1,060	$1,825	$19,104	$94,357	$163,213	$34,468	$671	$—	$314,698
Special Mention	—	—	—	—	—	—	2	—	2
Substandard	—	27	—	10	23	—	—	—	60
Total	$1,060	$1,852	$19,104	$94,367	$163,236	$34,468	$673	$—	$314,760
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans by risk category	$669,941	$158,438	$277,622	$548,277	$721,548	$158,692	$132,848	$1,315	$2,668,681

Total gross charge-offs	$—	$—	$—	$—	$—	$(107)	$—	$—	$(107)

The following tables provide information on the aging of the loan portfolio as of March 31, 2023 and December 31, 2022.

	Accruing
		30‑59 days	60‑89 days	90 days or more	Total
(Dollars in thousands)	Current (1)	past due	past due	past due	past due	Nonaccrual	Total
March 31, 2023
Construction	$249,446	$731	$69	$24	$824	$177	$250,447
Residential real estate	858,389	5,177	952	218	6,347	1,489	866,225
Commercial real estate	1,096,189	337	42	369	748	—	1,096,937
Commercial	140,096	45	4	—	49	167	140,312
Consumer	314,039	633	27	—	660	61	314,760
Total	$2,658,159	$6,923	$1,094	$611	$8,628	$1,894	$2,668,681
Percent of total loans	99.6%	0.3%	—%	—%	0.3%	0.1%	100.0%
(1)	Includes loans measured at fair value of $9.5 million at March 31, 2023.

	Accruing
		30‑59 days	60‑89 days	90 days or more	Total
(Dollars in thousands)	Current (1)	past due	past due	past due	past due	Nonaccrual	PCI	Total
December 31, 2022
Construction	$239,990	$4,343	$1,015	$24	$5,382	$297	$650	$246,319
Residential real estate	787,070	6,214	891	1,107	8,212	1,259	13,956	810,497
Commercial real estate	1,052,314	369	—	710	1,079	150	11,866	1,065,409
Commercial	147,511	15	—	—	15	174	156	147,856
Consumer	285,750	223	11	—	234	28	14	286,026
Total	$2,512,635	$11,164	$1,917	$1,841	$14,922	$1,908	$26,642	$2,556,107
Percent of total loans	98.3%	0.4%	0.1%	0.1%	0.6%	0.1%	1.0%	100.0%
(1)	Includes loans measured at fair value of $8.4 million at December 31, 2022.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2023 and March 31, 2022. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
March 31, 2023
Allowance for credit losses:
Beginning Balance	$2,973	$2,622	$4,899	$1,652	$4,497	$16,643
Impact of ASC326 Adoption	1,222	4,974	3,742	401	452	10,791
Charge-offs (1)	—	—	—	(107)	—	(107)
Recoveries	3	31	—	53	—	87
Net (charge-offs) recoveries	3	31	—	(54)	—	(20)

Provision	(1,509)	1,120	1,217	(139)	361	1,050
Ending Balance	$2,689	$8,747	$9,858	$1,860	$5,310	$28,464
(1)	Gross charge-offs of commercial loans for the three months ended March 31, 2023 included $107 of demand deposit overdrafts.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
March 31, 2022
Allowance for credit losses:
Beginning Balance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

Charge-offs	—	—	—	(92)	(16)	(108)
Recoveries	3	46	150	68	7	274
Net (charge-offs) recoveries	3	46	150	(24)	(9)	166

Provision	400	(329)	(248)	(241)	1,018	600
Ending Balance	$2,857	$2,575	$4,500	$1,805	$2,973	$14,710

There were no modifications to loans for borrowers experiencing financial difficulty (“BEFD”) during the three months ending March 31, 2023.

Foreclosure Proceedings

There were $39 thousand of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of March 31, 2023 and $263 thousand as of December 31, 2022, respectively. There were no residential real estate properties included in the balance of other real estate owned at March 31, 2023 and 1 residential real estate property totaling $18 thousand at December 31, 2022.

Prior to the adoption of ASC 326

The following table provides information about all loans acquired from Severn as of December 31, 2022.

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

The following tables include impairment information relating to loans and the allowance for credit losses as of  December 31, 2022.

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

The following tables provide information on impaired loans and any related allowance by loan class as of December 31, 2022. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

		Recorded	Recorded		March 31, 2022
	Unpaid	investment	investment		Year-to-date	Interest
	principal	with no	with an	Related	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	recognized
December 31, 2022
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$331	$—
Residential real estate	1,363	1,259	—	—	1,476	—
Commercial real estate	159	150	—	—	906	—
Commercial	359	174	—	—	321	—
Consumer	29	28	—	—	74	—
Total	$2,207	$1,908	$—	$—	$3,108	$—

Impaired accruing TDRs:
Construction	$10	$10	$—	$—	$22	$—
Residential real estate	2,849	1,176	1,539	127	2,809	25
Commercial real estate	1,680	1,680	—	—	2,581	23
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$4,539	$2,866	$1,539	$127	$5,412	$48

Other impaired accruing loans:
Construction	$24	$24	$—	$—	$—	$—
Residential real estate	1,107	1,107	—	—	29	3
Commercial real estate	710	710	—	—	417	1
Commercial	—	—	—	—	9	—
Consumer	—	—	—	—	38	—
Total	$1,841	$1,841	$—	$—	$493	$4

Total impaired loans:
Construction	$331	$331	$—	$—	$353	$—
Residential real estate	5,319	3,542	1,539	127	4,314	28
Commercial real estate	2,549	2,540	—	—	3,904	24
Commercial	359	174	—	—	330	—
Consumer	29	28	—	—	112	—
Total	$8,587	$6,615	$1,539	$127	$9,013	$52

There were no loans modified and considered to be TDRs during the three months ended March 31, 2022. All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of December 31, 2022.

There were no TDRs which subsequently defaulted within 12 months of modification for the three months ended March 31, 2022. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to other real estate owned (OREO) or repossessed assets.

The following tables provide information on loan risk ratings as of December 31, 2022.

			Special
(Dollars in thousands)	Pass/Performing (1)	Pass	Mention	Substandard	Doubtful	PCI	Total
December 31, 2022
Construction	$231,160	$14,212	$—	$297	$—	$650	$246,319
Residential real estate	761,405	32,467	1,239	1,430	—	13,956	810,497
Commercial real estate	929,501	121,711	1,814	517	—	11,866	1,065,409
Commercial	131,084	15,958	484	174	—	156	147,856
Consumer	285,786	196	2	28	—	14	286,026
Total	$2,338,936	$184,544	$3,539	$2,446	$—	$26,642	$2,556,107

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	March 31, 2023		December 31, 2022
Lease liabilities	$9,642		$9,908
Right-of-use assets	$9,344		$9,629
Weighted average remaining lease term	12.46	years	12.55	years
Weighted average discount rate	2.54%		2.50%

	For the Three Months Ended
Lease cost (in thousands)	March 31, 2023	March 31, 2022
Operating lease cost	$340	$351
Short-term lease cost	—	—
Total lease cost	$340	$351

Cash paid for amounts included in the measurement of lease liabilities	$322	$327

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	March 31, 2023
Nine months ending December 31, 2023	$909
2024	1,141
2025	917
2026	916
2027	849
Thereafter	6,584
Total undiscounted cash flows	$11,316
Discount	1,674
Lease liabilities	$9,642

Total gross rental income was $393 thousand for the three months ended March 31, 2023 and $272 thousand for the three months ended March 31, 2022.

The following table presents our minimum future annual rental income on such leases as of March 31, 2023.

As of
(In thousands)	March 31, 2023
Nine months ending December 31, 2023	$655
2024	701
2025	719
2026	737
2027	418
Thereafter	1,554
Total	$4,784

Note 7 – Goodwill and Other Intangibles

The following table provides information on the significant components of goodwill and other acquired intangible assets at March 31, 2023 and December 31, 2022.

March 31, 2023
						Weighted
	Gross	Measurement	Accumulated		Net	Average
	Carrying	Period	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Adjustments	Charges	Amortization	Amount	(in years)

Goodwill	$63,933	$—	$—	$(667)	$63,266	—

Other intangible assets
Amortizable
Core deposit intangible	$10,504	$—	$—	$(5,398)	$5,106	2.5
Total other intangible assets	$10,504	$—	$—	$(5,398)	$5,106

December 31, 2022
						Weighted
	Gross	Measurement	Accumulated		Net	Average
	Carrying	Period	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Adjustments	Charges	Amortization	Amount	(in years)

Goodwill	$65,631	$(155)	$(1,543)	$(667)	$63,266	—

Other intangible assets
Amortizable
Core deposit intangible	$10,504	$—	$—	$(4,957)	$5,547	2.6
Total other intangible assets	$10,504	$—	$—	$(4,957)	$5,547

The aggregate amortization expense was $441 thousand for the three months ended March 31, 2023 and $517 thousand for the three months ended March 31, 2022.

At March 31, 2023, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2023	$1,241
2024	1,376
2025	1,070
2026	765
2027	459
Thereafter	195
Total amortizing intangible assets	$5,106

Note 8 – Other Assets

The Company had the following other assets at March 31, 2023 and December 31, 2022.

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Accrued interest receivable	$8,218	$9,384
Deferred income taxes	10,436	7,357
Prepaid expenses	3,223	2,680
Income taxes receivable	—	74
Other assets	9,999	8,506
Total	$31,876	$28,001

Note 9 - Borrowings

At March 31, 2023, subordinated debt consisted of $25.0 million of long-term debt issued by the Company in August 2020 and $20.6 million of long-term debt acquired in the acquisition of Severn in 2021.  The recorded balance of subordinated debt issued in 2020, net of unamortized issuance costs was $24.7 million at March 31, 2023 and December 31, 2022.  The recorded balance of the debt acquired from Severn was $18.4 million at March 31, 2023 and December 31, 2022, which is presented net of the unamortized fair value adjustment of $2.4 million at both period ends.  These obligations mature in 2030 and 2035, respectively. Further information on these obligations is provided in the Company’s 2022 Annual Report on Form 10-K.

At March 31, 2023 and December 31, 2022, the Company had short-term borrowings from the FHLB of $131.5 million and $40.0 million, respectively. The outstanding obligations at March 31, 2023 carried interest rates ranging from 4.57% to 5.07%.

Note 10 – Other Liabilities

The Company had the following other liabilities at March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Accrued interest payable	$1,309	$989
Accrued salaries and wages	710	1,360
Accounts payable	191	353
Deferred compensation liability	6,160	5,679
Income taxes payable	2,811	—
Other liabilities	2,021	1,846
Total	$13,202	$10,227

Note 11 - Stock-Based Compensation

At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 472,320 shares remained available for grant at March 31, 2023.

The following tables provide information on stock-based compensation expense for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Stock-based compensation expense	$155	$130
Excess tax benefits related to stock-based compensation	22	43

	March 31,
(Dollars in thousands)	2023		2022
Unrecognized stock-based compensation expense	$464		$633
Weighted average period unrecognized expense is expected to be recognized	1.1	years	0.9	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2023.

	2023
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	36,860	$20.15
Granted	27,550	17.49
Vested	(29,532)	20.23
Forfeited	—	—
Nonvested at end of period	34,878	$17.95

The fair value of restricted stock awards that vested during the first three months of 2023 and 2022 was $515 thousand and $492 thousand, respectively.

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

The following table provides information pertaining to the carrying amounts of our derivative financial instruments at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Asset - IRLCs	$7,234	$101	$4,166	$35
Asset - TBA securities	10,000	142	8,750	41
Liability - IRLCs	—	—	1,150	7
Liability - TBA securities	12,000	80	1,000	6

Note 13 – Accumulated Other Comprehensive Income (Loss)

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022.

Unrealized
gains (losses) on
available for sale
(Dollars in thousands)	securities
Balance, December 31, 2022	$(9,021)
Other comprehensive income	860
Balance, March 31, 2023	$(8,161)

Balance, December 31, 2021	$56
Other comprehensive (loss)	(2,228)
Balance, March 31, 2022	$(2,172)

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

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities on a recurring basis and to determine fair value disclosures. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2023
MSRs (1)	$5,310	Market Approach	Weighted average prepayment speed (PSA) (2)	121

IRLCs - asset	$101	Market Approach	Range of pull through rate	82% - 100%
			Average pull through rate	92%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2022
MSRs (1)	$5,275	Market Approach	Weighted average prepayment speed (PSA) (2)	121

IRLCs - net asset	$28	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	92%
(1)	The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)	PSA = Public Securities Association Standard Prepayment Model

The following table presents activity in MSRs for the three months ended March 31, 2023.

For the Three Months Ended
(Dollars in thousands)	March 31, 2023
Beginning balance	$5,275
Servicing rights resulting from sales of loans	117
Valuation adjustment	(82)
Ending balance	$5,310

The following table presents activity in the IRLCs for the three months ended March 31, 2023.

For the Three Months Ended
(Dollars in thousands)	March 31, 2023
Beginning balance	$28
Valuation adjustment	73
Ending balance	$101

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

The following tables present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022. No assets were transferred from one hierarchy level to another during the first three months of 2023 or 2022.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Assets:
Securities available for sale:
U.S. Government agencies	$18,309	$—	$18,309	$—
Mortgage-backed	61,373	—	61,373	—
Other debt securities	1,843	—	1,843	—
	81,525	—	81,525	—

Equity securities	1,258	—	1,258	—

TBA securities	142	—	142	—
LHFS	3,514	—	3,514	—
LHFI, at fair value	9,526	—	9,526	—
MSRs	5,310	—	—	5,310
IRLCs	101	—	—	101
Total assets at fair value	$101,376	$—	$95,965	$5,411

Liabilities:
TBA securities	$80	$—	$80	$—
Total liabilities at fair value	$80	$—	$80	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Assets:
Securities available for sale:
U.S. Government agencies	$18,178	$—	$18,178	$—
Mortgage-backed	63,519	—	63,519	—
Other debt securities	1,890	—	1,890	—
	83,587	—	83,587	—

Equity securities	1,233	—	1,233	—

TBA securities	41	—	41	—
LHFS	4,248	—	4,248	—
LHFI, at fair value	8,437	—	8,437	—
MSRs	5,275	—	—	5,275
IRLCs	35	—	—	35
Total assets at fair value	$102,856	$—	$97,546	$5,310

Liabilities:
IRLCs	$7	$—	$—	$7
TBA securities	6	—	6	—
Total liabilities at fair value	$13	$—	$6	$7

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Individually Evaluated Collateral-Dependent Loans

Loans for which repayment is substantially expected to be provided through the operation or sale of collateral are considered collateral dependent, and are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, where applicable. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy.

Impaired Loans

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

The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at March 31, 2023 and December 31, 2022. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
					Weighted
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Average (1)
March 31, 2023
Nonrecurring measurements:

Individually evaluated collateral dependent loans	$23	Appraisal of collateral	Liquidation expense	10%	10%

Other real estate owned	$179	Appraisal of collateral	Appraisal adjustments	0% - 20%	(0%)

	Quantitative Information about Level 3 Fair Value Measurements
					Weighted
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Average (1)
December 31, 2022
Nonrecurring measurements:

Other real estate owned	$197	Appraisal of collateral	Appraisal adjustments	0% - 20%	(2%)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table. Fair values for March 31, 2023 and December 31, 2022 were estimated using an exit price notion.

	March 31, 2023		December 31, 2022
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$37,709	$37,709	$55,499	$55,499

Level 2 inputs
Investment securities available for sale	$81,525	$81,525	$83,587	$83,587
Investment securities held to maturity	549,096	491,116	559,455	494,626
Equity securities	1,258	1,258	1,233	1,233
Restricted securities	15,067	15,067	11,169	11,169
LHFS	3,514	3,514	4,248	4,248
TBA securities	142	142	41	41
Cash surrender value on life insurance	59,711	59,711	59,218	59,218
Loans, at fair value	9,526	9,526	8,437	8,437

Level 3 inputs
Loans, net	$2,630,691	$2,417,124	$2,531,027	$2,431,808
MSRs	5,310	5,310	5,275	5,275
IRLCs	101	101	35	35

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$808,679	$808,679	$862,015	$862,015
Checking plus interest	726,070	726,070	694,101	694,101
Money market	675,751	675,751	709,132	709,132
Savings	295,002	295,002	319,814	319,814
Club	755	755	374	374
Certificates of deposit	488,305	478,065	424,348	410,455
Advances from FHLB - short-term	131,500	131,496	40,000	40,002
Subordinated debt	43,150	40,079	43,072	41,193
TBA Securities	80	80	6	6

Level 3 inputs
IRLCs	—	—	7	7

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

The following table provides information on commitments outstanding at March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$408,789	$406,353
Letters of credit	7,861	8,009
Total	$416,650	$414,362

The Company provides banking services to customers who do business in the cannabis industry.  Prior to the second quarter of 2022, the Company restricted these businesses to include only those in the medical-use cannabis industry in the state of Maryland.  During the second quarter of 2022, the Company expanded its cannabis banking program to include both medical and adult -use licensees in other states, with an initial offering of the Company’s existing Maryland customers with multi-state operations. While the Company is providing banking services to customers that are engaged in the growing, processing, and sales of cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally-insured financial institution being subject to such aiding and abetting liability, the strict enforcement of Federal laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines.  There is an uncertainty of the potential impact to the Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of March 31, 2023, the Company had not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our cannabis industry customers:

● Deposit and loan balances at March 31, 2023 were approximately $144.6 million, or 4.8% of total deposits, and $55.2 million, or 2.1% of total gross loans, respectively.

● Interest and noninterest income for the three months ended March 31, 2023, were approximately $2.2 million and $266 thousand, respectively.

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

All contract issuance costs are expensed as incurred. We had no contract assets or liabilities at March 31, 2023.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,213	$1,359
Trust and investment fee income	432	514
Interchange income	1,212	1,038
Title Company revenue	137	323
Other noninterest income	794	460
Noninterest Income (in-scope of Topic 606)	3,788	3,694
Noninterest Income (out-of-scope of Topic 606)	1,546	2,352
Total Noninterest Income	$5,334	$6,046

Note 17 – Pending Merger

On December 14, 2022, the Company and The Community Financial Corporation (“TCFC”) entered into a definitive agreement for the Company to acquire TCFC.

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

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the Securities and Exchange Commission (“SEC”). For information on the factors that could cause actual results to differ from the expectations stated in the forward- looking statements, see “Risk Factors” under Part I, Item 1A of our 2022 Form 10-K and other reports filed by us with the SEC.

Any forward-looking statement speaks only as of the date of this report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law.

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2022 Annual Report.

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank, N.A. The Bank operates 31 full-service branches in Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County, Anne Arundel County and Worcester County in Maryland, Kent County and Sussex County in  Delaware and in Accomack County, Virginia. The Company engages in trust and wealth management services through Wye Financial Partners, a division of Shore United Bank, N.A. The Company also engages in title work for real estate transactions through Mid-MD Title.

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

The most significant accounting policies that the Company follows are presented in Note 1 of the 2022 Annual Report along with Note 2 of the current period interim financial information. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies the allowance for credit losses on loans and goodwill are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

Allowance for Credit Losses on Losses

The Company adopted ASU No. 2026-13, “Financial Instruments – Credit Losses (Topic 326)”, as amended, on January 1, 2023 and in accordance with ASC 326, has recorded an allowance for credit losses (“ACL”) on loans carried at amortized cost.  The ACL represents management’s best estimate of expected lifetime credit losses within the Company's loan portfolio as of the balance sheet date.  The allowance for credit losses is established through a provision for credit losses and is increased by recoveries of loans previously charged off. Loan losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. The calculation of expected credit losses is determined using cash flow methodology, and includes considerations of historical experience, current conditions, and reasonable and supportable economic forecasts that may affect collection of the recorded balances. The Company assesses an ACL to groups of loans which share similar risk characteristics or on an individual basis, as deemed appropriate. Changes in the ACL on loans, and as a result, the related provision for credit losses, can materially affect financial results. Although the overall balance is determined based on specific portfolio segments and individually assessed assets, the entire balance is available to absorb credit losses for loans in the portfolio.

The determination of the appropriate level of ACL on loans inherently involves a high degree of subjectivity and requires the Company to make significant judgments concerning credit risks and trends using quantitative and qualitative information, as well as reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and significant changes. Changes in conditions, including unforeseen events, changes in asset-specific risk characteristics, and other economic factors, both within and outside the Company's control, may indicate the need for an increase or decrease in the ACL on loans.  While management makes every effort to utilize the best information available in making its assessment of the ACL estimate, the estimation process is inherently challenging as potential changes in any one factor or input may occur at different rates and/or impact pools of loans in different ways. Further, changes in factors and inputs may also be directionally inconsistent, such that improvement in one factor may offset deterioration in others.

The Company’s management reviews the adequacy of the ACL on loans on at least a quarterly basis. Refer to Note 2,  “Adoption of Accounting Standards”, of the interim consolidated financial information for additional detail concerning the determination of the ACL on loans.

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

OVERVIEW

The Company reported net income of $6.5 million for the first quarter of 2023, or diluted income per common share of $0.32, compared to net income of $5.6 million, or diluted income per common share of $0.28, for the first quarter of 2022. For the fourth quarter of 2022, the Company reported net income of $8.4 million, or diluted income per common share of $0.42. Net income, excluding merger related expenses, for the first quarter of 2023 was $7.0 million or $0.35 per diluted common share, compared to net income, excluding merger related expenses, of $9.1 million or $0.46 per diluted common share for the fourth quarter of 2022 and net income, excluding merger-related expenses, of $6.2 million or $0.31per diluted common share for the first quarter of 2022. When comparing net income, excluding merger related expenses, for the first quarter of 2023 to the first quarter of 2022, net income increased $803 thousand, primarily due to increases in net interest income of $3.2 million, partially offset by a decrease in noninterest income of $712 thousand, coupled with increases in both noninterest expense of $600 thousand and provision for credit losses of $613 thousand.   When comparing the first quarter of 2023 to the fourth quarter of 2022, net income, excluding merger related expenses, decreased $2.2 million, due to decreases in net interest income of $1.3 million and noninterest income of $528 thousand, coupled with increases in in noninterest expense of $169 thousand and provision for credit losses of $763 thousand.   Merger-related expenses recorded for the first quarter of 2023 and the fourth quarter of 2022 were $691 thousand and $967 thousand, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $25.7 million for the first quarter of 2023 and $22.5 million for the first quarter of 2022. Tax-equivalent net interest income was $26.9 million for the fourth quarter of 2022. The increase in net interest income when comparing the first quarter of 2023 to the first quarter of 2022 due to increases in interest and fees on loans and income from taxable investment securities, partially offset by increases in interest expense on interest-bearing deposits and FHLB short-term borrowings. Net interest margin is tax-equivalent net interest income (annualized) divided by average earning assets. The net interest margin for the first quarter of 2023 was 3.18% which was an increase of 42bps when compared to 2.76% for the first quarter of 2022 and a decrease of 17bps when compared to 3.35% for the fourth quarter of 2022. The improvement in net interest margin in the first quarter of 2023 when compared to the first quarter of 2022 was primarily due to significantly higher volume of interest earning assets as well as improved yields on such interest earning assets. The decrease in net interest margin when compared to the fourth quarter of 2022 was primarily due to the increase in the average balance of FHLB short-term borrowings of $106.6 million and an increases rate of 98bps, resulting in $1.3 million in interest expense.

Interest Income

On a tax-equivalent basis, interest income increased $10.7 million, or 44.1%, for the first quarter of 2023 when compared to the first quarter of 2022. The improvement to interest income was the result of increases in interest and fees on loans and income from investment securities. The primary driver for the increase in interest income on loans was the higher average volume of loans of $475.9 million coupled with an increase in the average yield of 59bps.  The average balance of taxable investment securities increased $122.5 million, providing $2.1 million of additional income.

On a tax-equivalent basis, interest income increased $2.8 million, or 8.6%, for the first quarter of 2023 when compared to the fourth quarter of 2022. The primary driver for the increase in interest income growth in the average balance of $144.3 million, or 5.8% coupled with a higher average yield of 34bps.

Interest Expense

Interest expense increased $7.5 million, or 396.1%, when comparing the first quarter of 2023 to the first quarter of 2022. The increase in interest expense from the first quarter of 2022 was the result of increases in expenses on interest-bearing deposits of $5.9 million and FHLB short-term borrowings of $1.4 million, primarily a result of an increase in the average balance of FHLB short term borrowings of $114.0 million.

Interest expense increased $4.1 million, or 76.1%, when comparing the first quarter of 2023 to the fourth quarter of 2022 primarily due to increases in rates paid on interest-bearing liabilities. These interest-bearing liabilities included increases in interest bearing deposits of 52bps and FHLB short-term borrowings of 98bps.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2023 and 2022.

	For Three Months Ended			For Three Months Ended
	March 31, 2023			March 31, 2022
	2020
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$2,611,644	$30,866	4.79%	$2,135,734	$22,124	4.20%
Investment securities:
Taxable	653,527	4,064	2.49	531,017	1,985	1.49
Tax-exempt	666	9	5.41	—	—	—
Interest-bearing deposits	13,849	163	4.77	586,798	254	0.18
Total earning assets	3,279,686	35,102	4.34%	3,253,549	24,363	3.01%
Cash and due from banks	28,602			(15,253)
Other assets	228,054			253,424
Allowance for credit losses	(30,006)			(14,239)
Total assets	$3,506,336			$3,477,481

Interest-bearing liabilities
Demand deposits	$694,894	3,236	1.89%	$589,737	228	0.16%
Money market and savings deposits	1,004,553	2,374	0.96	1,075,791	598	0.23
Certificates of deposit $100,000 or more	241,436	1,076	1.81	286,587	286	0.40
Other time deposits	207,403	595	1.16	175,683	246	0.57
Interest-bearing deposits	2,148,286	7,281	1.37	2,127,798	1,358	0.26
Securities sold under retail repurchase agreements and federal funds purchased	—	—	—	2,770	2	0.29
Advances from FHLB - short-term	113,972	1,361	4.84	—	—	—
Advances from FHLB - long-term	—	—	—	10,116	14	0.57
Subordinated debt	43,108	756	7.11	42,804	520	4.93
Total interest-bearing liabilities	2,305,366	9,398	1.65%	2,183,488	1,894	0.35%
Noninterest-bearing deposits	820,162			916,415
Other liabilities	19,634			24,567
Stockholders’ equity	361,174			353,011
Total liabilities and stockholders’ equity	$3,506,336			$3,477,481

Net interest spread		$25,704	2.69%		$22,469	2.66%
Net interest margin			3.18%			2.76%

Tax-equivalent adjustment
Loans		$38			$39
Investment securities		2			—
Total		$40			$39
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income for the first quarter of 2023 decreased $712 thousand, or 11.8%, when compared to the first quarter of 2022. The decrease from the first quarter of 2022 was primarily due to decreases in revenue associated with the mortgage division of $890 thousand, revenue from Mid-Maryland Title Company, Inc. of $186 thousand and service charges on deposit accounts of $146 thousand partially offset by increases in interchange credits of $174 thousand, and other fees on bank services of $336 thousand.  Noninterest income decreased $528 thousand, or 9.0%, when compared to the fourth quarter of 2022 primarily due to a decrease in revenue associated with the mortgage division of $590 thousand and in service charges on deposit accounts $133 thousand.  Declines in noninterest income from the mortgage division are primarily attributable to the general rise in interest rates that continue to put pressure on the mortgage market, resulting in declines in home loan sales and home loan refinances.

Noninterest Expense

Total noninterest expense for the first quarter of 2023, excluding merger-related expenses, increased $600 thousand, or 3.1%, when compared to the first quarter of 2022 and increased $169 thousand, or less than 1.0%, when compared to the fourth quarter of 2022. The increase in noninterest expense when compared to the first quarter of 2022 was primarily due to other noninterest expenses, employee related benefits, data processing, legal and professional fees and furniture and equipment expense partially offset by decreases in salary expense due to deferred salaries based on loan originations in the first quarter of 2023. The increase in noninterest expense when compared to the fourth quarter of 2022 was primarily due to increases in employee benefits and legal and professional fees offset by decreases in salaries due to an increase in deferred salaries based on loan originations in the fourth quarter of 2022.

Provision for Credit Losses

The provision for credit losses was $1.2 million for the first quarter of 2023, $600 thousand for the first quarter of 2022 and $450 thousand for the fourth quarter of 2022. The increase in the provision for credit losses during the first quarter of 2022 as compared to the prior quarters was primarily a result of new loan growth of $112.6 million.  The ratio of the allowance for credit losses to period-end loans was 1.07% at March 31, 2023, 0.65% at December 31, 2022 and 0.67% at March 31, 2022.  The Company reported net charge offs in the first quarter of 2023 of $20 thousand, compared to net recoveries of $166 thousand for the first quarter of 2022 and net charge offs of $84 thousand for the fourth quarter of 2022. Management continually evaluates the adequacy of the allowance for credit losses as changes in the economic environment and within the portfolio become known.  The provision for the three months ended March 31, 2023 was comprised of $1.05 million related to the allowance for credit losses on loans and $163 thousand for the allowance for credit losses on held to maturity securities.

Income Taxes

The Company reported income tax expense of $2.4 million for the first quarter of 2023, $1.9 million for the first quarter of 2022 and $2.9 million for the fourth quarter of 2022. Income tax expense increased when compared to the first quarter of 2022 due to higher pre-tax earnings and decreased compared to the fourth quarter of 2022 due to lower pre-tax earnings. The effective tax rate for the first quarter of 2023 was 27.4%, 26.0% for the fourth quarter of 2022, and 25.6% for the first quarter of 2022.  The higher effective tax rate in the first quarter of 2023 was the result of non-deductible merger related expenses.

ANALYSIS OF FINANCIAL CONDITION

Loans Held for Sale

We originate residential mortgage loans for sale on the secondary market, which we have elected to carry at fair value. At March 31, 2023 and December 31, 2022, the fair value of loans held for sale amounted to $3.5 million and $4.2 million, respectively.

When we sell mortgage loans we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser.

Loans Held for Investment

The following tables represent the composition of the Company’s loan portfolio at March 31, 2023 and December 31, 2022.

	March 31, 2023
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans
Construction	$237,395	$13,052	$250,447
Residential real estate	748,892	117,333	866,225
Commercial real estate	919,950	176,987	1,096,937
Commercial	105,427	34,718	140,145
Consumer	314,094	666	314,760
Total loans excluding PPP loans	2,325,758	342,756	2,668,514
PPP loans	167	—	167
Total loans	$2,325,925	$342,756	$2,668,681
Allowance for credit losses			(28,464)
Total loans, net			$2,640,217

	December 31, 2022
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans
Construction	$226,908	$19,411	$246,319
Residential real estate	680,423	130,074	810,497
Commercial real estate	879,265	186,144	1,065,409
Commercial	111,826	35,843	147,669
Consumer	285,315	711	286,026
Total loans excluding PPP loans	2,183,737	372,183	2,555,920
PPP loans	187	—	187
Total loans	$2,183,924	$372,183	$2,556,107
Allowance for credit losses			(16,643)
Total loans, net			$2,539,464

The acquisition of Severn added $584.6 million in total loans as of October 31, 2021, of which $342.8 million in total loans remained outstanding as of March 31, 2023. Excluding these loans and legacy PPP loans, total legacy loans increased $142.0 million, or 6.5%, when compared to December 31, 2022. At March 31, 2023 and December 31, 2022, PPP loans accounted for $167 thousand and $187 thousand of total legacy loans, respectively. Most of our loans, excluding PPP loans, are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in legacy loans, excluding PPP loans, was comprised of increases in residential real estate loans of $68.5 million, or 10.1%, consumer loans of $28.8 million, or 10.1%, commercial real estate loans of $40.7 million or 4.6%, construction loans of $10.5 million, or 4.6%, partially offset by a decrease in commercial loans of $6.4 million, or 5.7%, at March 31, 2023 compared to December 31, 2022. At March 31, 2023, the legacy loan portfolio, excluding PPP loans, was comprised of 39.6% commercial real estate, 32.2% residential real estate, 13.5% consumer, 10.2% construction and 4.5% commercial. That compares to 40.3%, 31.2%, 13.1%, 10.4% and 5.1%, respectively, at December 31, 2022. We do not engage in foreign or subprime lending activities. See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $250.4 million, or 9.4% of total loans, at March 31, 2023 and $246.3 million, or 9.6% of total loans, at December 31, 2022. Commercial real estate loans were $1.10 billion, or 41.1% of total loans, at March 31, 2023, compared to $1.07 billion, or 41.7% of total loans, at December 31, 2022.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At March 31, 2023, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 290.9% of total risk-based capital. At such time, construction, land and land development loans represented 69.3% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 108.0% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

Allowance for Credit Losses on Loans

The allowance for credit losses was $28.5 million at March 31, 2023, $16.6 million at December 31, 2022 and $14.7 million at March 31, 2022. There were net charge-offs of $20 thousand for the first quarter of 2022, compared to net charge-offs of $84 thousand for the fourth quarter of 2022 and net recoveries of $166 thousand for the first quarter of 2022. The ratio of annualized net charge-offs to average loans was 0.00% for the first quarter of 2023, compared to annualized net charge-offs of 0.01% for the fourth quarter of 2022 and annualized net recoveries of 0.03% for the first quarter of 2022. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to continue to improve its overall credit quality. The allowance for credit losses as a percentage of period-end loans was 1.07% at March 31, 2023 and 0.65% at December 31, 2022.

The following tables present a summary of the activity in the allowance for credit losses at or for the three months ended March 31, 2023 and 2022.

	March 31, 2023			March 31, 2022
			Percentage of net			Percentage of net
			charge-offs (recoveries)			charge-offs (recoveries)
			(annualized) to			(annualized) to
			average loans			average loans
		Net (charge-offs)	outstanding		Net (charge-offs)	outstanding
(Dollars in thousands)	Average balances	recoveries	during the year	Average balances	recoveries	during the year
Construction	$248,286	$3	-%	$254,560	$3	-%
Residential real estate	835,683	31	(0.02)	650,224	46	(0.03)
Commercial real estate	1,079,490	—	-	893,158	150	(0.07)
Commercial	141,838	(54)	0.15	175,510	(24)	0.06
Consumer	301,261	—	-	162,282	(9)	0.02
Total	$2,606,558	$(20)	-%	$2,135,734	$166	(0.03)%

Allowance for credit losses at period end as a percentage of total period end loans (1)	1.07%	0.67%
Allowance for credit losses at period end as a percentage of total period end loans (2)	1.07%	0.92%
Allowance for credit losses at period end as a percentage of average loans (3)	1.09%	0.69%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans	1,502.85%	516.50%

(1)	At March 31, 2023 and March 31, 2022, these ratios included all loans held for investment, including PPP loans of $167 thousand and $14.9 million, respectively.
(2)	For 2023, this ratio excludes only PPP loans given the Company’s adoption of the CECL standard. For periods in 2022, this ratio excludes PPP loans and loans acquired in the Severn and Northwest acquisition.
(3)	At March 31, 2023 and March 31, 2022, these ratios included all loans held for investment, including average PPP loans of $176 thousand and $18.9 million, respectively.

Nonperforming Assets

As shown in the following table, nonperforming assets were $2.7 million at March 31, 2023 and $3.9 million at December 31, 2022. The balance of nonperforming asset decreased primarily due to a decrease in total loans 90 days or more past due and still accruing of $1.2 million, or 66.8%.

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

The following table summarizes our nonperforming assets at March 31, 2023 and December 31, 2022.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Nonperforming assets
Nonaccrual loans	$1,894	$1,908
Total loans 90 days or more past due and still accruing	611	1,841
Other real estate owned	179	197
Total nonperforming assets	$2,684	$3,946

As a percent of total loans:
Nonaccrual loans	0.07%	0.07%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.10%	0.15%

As a percent of total assets:
Nonaccrual loans	0.05%	0.05%
Nonperforming assets	0.08%	0.11%

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

Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts and the allowance for credit losses. We have the intent and ability to hold such securities until maturity. At March 31, 2023, 14.2% of the portfolio of debt securities was classified as available for sale and 85.8% was classified as held to maturity, compared to 14.5% and 85.5% respectively, at December 31, 2022. See Note 3 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities, including restricted stock, totaled $647.0 million at March 31, 2023, an $8.5 million, or 1.3%, decrease since December 31, 2022. At March 31, 2023, 75.3% of the securities available for sale were mortgage-backed, 22.5% were U.S. Government agencies and 2.3% were corporate bonds, compared to 76.0%, 21.7% and 2.3%, respectively, at year-end 2022. At March 31, 2023, 70.2% of the securities held to maturity were mortgage-backed, 27.5% were U.S. Government agencies, 2.1% were subordinated debt instruments and less than 1% were community reinvestment bonds, compared to 70.4%, 27.2%, 2.1% and less than 1%, respectively, at year-end 2022. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at March 31, 2023 amounted to $2.99 billion, a decrease of $15.2 million, or less than 1%, when compared to the level at December 31, 2022. The decrease in total deposits consisted of a decrease in money market and savings accounts of $58.2 million and $53.3 million in noninterest bearing deposits partially offset by an increase in time deposits of $64.2 million and an increase in interest bearing checking accounts of $32.0 million.

Total estimated uninsured deposits amounted to $839.4 million and $871.5 million at March 31, 2023 and December 31, 2022, respectively.

Short-Term Borrowings

The Company had $131.5 million of short-term borrowings consisting of short-term advances with the FHLB as of March 31, 2023, compared to short-term borrowings consisting of advances with the FHLB of $40.0 million at December 31, 2022. This increase was due to funding needs as a result of the decrease in deposits and the increase in loans. Other short-term borrowings may consist of overnight borrowing from correspondent banks or securities sold under agreements to repurchase, primarily with commercial depositors. Short-term advances are defined as those with original maturities of one year or less. At March 31, 2023 and December 31, 2022, the Company had no securities sold under agreements to repurchase or overnight borrowings from correspondent banks.

Long-Term Debt

The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. There were no long-term borrowings from the FHLB outstanding at March 31, 2023 and December 31, 2022.

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% of Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

As a result of the Severn merger, the Company acquired Junior Subordinated Debt Securities due in 2035 which had an outstanding principal balance of $20.6 million. The debt balance of $18.4 million at March 31, 2023 and December 31, 2022 was presented net of a fair value adjustment of $2.2 million.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $17.8 million for the first three months of 2023 compared to a decrease of $12.6 million for the first three months of 2022. The decrease in cash and cash equivalents in 2023 was mainly due to funding net loan growth of $111.8 million.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other correspondent banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had collateral pledged of approximately $283.5 million and $298.9 million at March 31, 2023 and December 31, 2022, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB.

Total stockholders’ equity decreased $2.6 million, or less than 1%, to $361.6 million at March 31, 2023 when compared to December 31, 2022 primarily due to a Day 1 CECL adjustment of ($7.8) million, partially offset by current year earnings of $6.5 million and a decrease in unrealized losses on available for sale securities of $860 thousand.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1,250%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank and the Company were deemed “well capitalized” under applicable regulatory capital requirements at March 31, 2023.

The following tables present the applicable capital ratios for the Company and the Bank as of March 31, 2023 and December 31, 2022.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
March 31, 2023	ratio	ratio	capital ratio	capital ratio
Shore Bancshares, Inc.	9.26%	11.17%	11.85%	13.85%
Shore United Bank	9.64%	12.30%	12.30%	13.38%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2022	ratio	ratio	capital ratio	capital ratio
Shore Bancshares, Inc.	9.52%	11.62%	12.33%	13.91%
Shore United Bank	9.92%	12.82%	12.82%	13.47%

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the 2022 Annual Report under the caption “Market Risk Management and Interest Sensitivity”. Management recognizes that recent increases in interest rates has had an impact on the Company’s market risk. The procedures used to evaluate and mitigate these risks remain unchanged and we continue to monitor our actual and simulated sensitivity positions since December 31, 2022.

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

An evaluation of the effectiveness of these disclosure controls and procedures as of March 31, 2023 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at March 31, 2023.

The Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related updates, as described further in Note 2 to the consolidated interim financial statements, effective January 1, 2023. Related to the adoption of these new accounting standards, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses and related disclosures, primarily related to the modeling of expected credit losses on loans. There were no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

Other than the additional risk factor referenced below, there are no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report for the year ended December 31, 2022 and those referenced in other reports on file with the SEC.

Adverse developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system and could have a material effect on the Company’s operations and/or stock price.

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank, and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. In connection with high-profile bank failures, uncertainty and concern has been, and may in the future be further, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the bank system more broadly. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could materially and adversely impact the trading prices of our common stock and potentially our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s common stock, par value $0.01 per share (“Common Stock”), during the year-to-date period ended March 31, 2023.

On July 6, 2022, the Company announced a new stock repurchase program. Under the new stock repurchase program, the Company is authorized to repurchase up to $5.0 million of the Company's Common Stock, representing approximately 1.4% of its issued and outstanding Common Stock based on the closing price of the Company’s Common Stock on July 5, 2022. The program may be limited or terminated at any time without prior notice. There were no purchases of the Company’s Common Stock during the first quarter of 2023. The program expired on March 31, 2023.

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

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed on March 31, 2022).

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed March 13, 2020).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101	Inline Interactive Data File

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: May 15, 2023	By:	/s/ Lloyd L. Beatty, Jr.
Lloyd L. Beatty, Jr.
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Vance Adkins
Vance Adkins
Executive Vice President & Chief Financial Officer
(Principal Accounting Officer)