Form 10-Q
period 2023-06-30
SHORE BANCSHARES INC
filed 2023-08-14
CIK 1035092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 9, 2023 was 33,123,020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share and per share data)	2023	2022
ASSETS	(Unaudited)
Cash and due from banks	$35,423	$37,661
Interest-bearing deposits with other banks	10,404	17,838
Cash and cash equivalents	45,827	55,499
Investment securities:
Available-for-sale, at fair value (amortized cost of 89,846 (2023) and $95,999 (2022))	78,069	83,587
Held to maturity, (net of allowance for credit losses of $163 (2023)) (fair value of $473,296 (2023) and $494,627 (2022))	536,970	559,455
Equity securities, at fair value	1,245	1,233
Restricted securities, at cost	21,208	11,169

Loans held for sale, at fair value	6,845	4,248

Loans held for investment ($9,745 (2023) and $8,437 (2022), at fair value)	2,753,223	2,556,107
Less: allowance for credit losses	(29,014)	(16,643)
Loans, net	2,724,209	2,539,464

Premises and equipment, net	51,036	51,488
Goodwill	63,266	63,266
Other intangible assets, net	4,671	5,547
Other real estate owned, net	179	197
Mortgage servicing rights, at fair value	5,466	5,275
Right-of-use assets	9,077	9,629
Cash surrender value on life insurance	60,150	59,218
Other assets	33,413	28,001
TOTAL ASSETS	$3,641,631	$3,477,276

LIABILITIES
Deposits:
Noninterest-bearing	$778,963	$862,015
Interest-bearing	2,158,563	2,147,769
Total deposits	2,937,526	3,009,784

Advances from FHLB - short-term	276,000	40,000
Subordinated debt	43,227	43,072
Total borrowings	319,227	83,072

Lease liabilities	9,392	9,908
Other liabilities	12,346	10,227
TOTAL LIABILITIES	3,278,491	3,112,991

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 19,907,290 (2023) and 19,864,956 (2022)	199	199
Additional paid in capital	202,008	201,494
Retained earnings	169,494	171,613
Accumulated other comprehensive loss	(8,561)	(9,021)
TOTAL STOCKHOLDERS' EQUITY	363,140	364,285
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,641,631	$3,477,276

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$32,729	$23,452	$63,557	$45,537
Interest and dividends on taxable investment securities	3,729	2,392	7,793	4,377
Interest and dividends on tax-exempt investment securities	5	—	12	—
Interest on deposits with other banks	170	826	333	1,080
Total interest income	36,633	26,670	71,695	50,994

INTEREST EXPENSE
Interest on deposits	9,914	1,511	17,195	2,869
Interest on short-term borrowings	3,449	—	4,810	2
Interest on long-term borrowings	776	541	1,532	1,075
Total interest expense	14,139	2,052	23,537	3,946

NET INTEREST INCOME	22,494	24,618	48,158	47,048
Provision for credit losses	667	200	1,880	800

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	21,827	24,418	46,278	46,248

NONINTEREST INCOME
Service charges on deposit accounts	1,264	1,438	2,477	2,797
Trust and investment fee income	399	447	831	961
Interchange credits	1,311	1,253	2,523	2,291
Mortgage-banking revenue	1,054	1,096	2,031	2,963
Title Company revenue	186	426	323	749
Other noninterest income	1,080	1,173	2,443	2,118
Total noninterest income	5,294	5,833	10,628	11,879

NONINTEREST EXPENSE
Salaries and wages	8,955	8,898	17,639	18,460
Employee benefits	2,440	2,269	5,361	4,931
Occupancy expense	1,599	1,485	3,218	3,052
Furniture and equipment expense	477	411	1,011	840
Data processing	1,739	1,668	3,537	3,275
Directors' fees	185	210	435	400
Amortization of other intangible assets	435	511	876	1,028
FDIC insurance premium expense	758	429	1,129	772
Other real estate owned expenses, net	—	57	(1)	51
Legal and professional fees	959	811	1,709	1,448
Merger-related expenses	1,197	241	1,888	971
Other noninterest expenses	2,864	3,104	5,699	5,198
Total noninterest expense	21,608	20,094	42,501	40,426

Income before income taxes	5,513	10,157	14,405	17,701
Income tax expense	1,495	2,658	3,930	4,589

NET INCOME	$4,018	$7,499	$10,475	$13,112

Basic and diluted net income per common share	$0.20	$0.38	$0.53	$0.66

Dividends paid per common share	$0.12	$0.12	$0.24	$0.24

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Net income	$4,018	$7,499	$10,475	$13,112

Other comprehensive income (loss):
Investment securities:
Unrealized holding (losses)/gains on available-for-sale-securities	(549)	(6,161)	634	(9,226)
Tax effect	149	1,682	(174)	2,519
Total other comprehensive (loss) income	(400)	(4,479)	460	(6,707)
Comprehensive income	$3,618	$3,020	$10,935	$6,405

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

For the Three and Six Months Ended June 30, 2023 and 2022

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	(Loss) Income	Equity
Balances, January 1, 2023	$199	$201,494	$171,613	$(9,021)	$364,285

Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(7,818)	—	(7,818)

Net income	—	—	6,457	—	6,457

Other comprehensive income	—	—	—	860	860

Common shares issued for employee stock purchase plan	—	87	—	—	87

Stock-based compensation	—	155	—	—	155

Cash dividends declared	—	—	(2,388)	—	(2,388)

Balances, March 31, 2023	$199	$201,736	$167,864	$(8,161)	$361,638

Net Income	—	—	4,018	—	4,018

Other comprehensive (loss)	—	—	—	(400)	(400)

Common shares issued for employee stock purchase plan	—	102	—	—	102

Stock-based compensation	—	170	—	—	170

Cash dividends declared	—	—	(2,388)	—	(2,388)

Balances, June 30, 2023	$199	$202,008	$169,494	$(8,561)	$363,140

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) (CONTINUED)

				Accumulated
		Additional		Other	Total
	Common	Paid in	Retained	Comprehensive	Stockholders’
(In thousands)	Stock	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2022	$198	$200,473	$149,966	$56	$350,693

Net Income	—	—	5,613	—	5,613

Other comprehensive (loss)	—	—	—	(2,228)	(2,228)

Common shares issued for employee stock purchase plan	—	37	—	—	37

Stock-based compensation	—	130	—	—	130

Cash dividends declared	—	—	(2,381)	—	(2,381)

Balances, March 31, 2022	$198	$200,640	$153,198	$(2,172)	$351,864

Net Income	—	—	7,499	—	7,499

Other comprehensive (loss)	—	—	—	(4,479)	(4,479)

Common shares issued for employee stock purchase plan	—	102	—	—	102

Stock-based compensation	—	172	—	—	172

Cash dividends declared	—	—	(2,381)	—	(2,381)

Balances, June 30, 2022	$198	$200,914	$158,316	$(6,651)	$352,777

See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Six Months Ended
	June 30,
(In thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,475	$13,112
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(847)	(816)
Provision for credit losses	1,880	800
Depreciation and amortization	2,744	2,901
Net amortization of securities	660	781
Amortization of debt issuance costs	61	61
(Gain) on mortgage banking activities	(1,518)	(1,878)
Proceeds from sale of mortgage loans held for sale	47,815	104,005
Originations of loans held for sale	(49,191)	(72,301)
Stock-based compensation expense	325	302
Deferred income tax (benefit) expense	(743)	81
Loss (Gain) on valuation adjustments on mortgage servicing rights	40	(478)
Valuation adjustments on premises transferred to held for sale	271	—
Gain (loss) on sales and valuation adjustments on other real estate owned	(3)	44
Fair value adjustments on loans held for investment, at fair value	(48)	—
Fair value adjustment on equity securities	3	108
Bank owned life insurance income	(758)	(410)
Net changes in:
Accrued interest receivable	731	(368)
Other assets	(2,510)	304
Accrued interest payable	1,721	5
Other liabilities	(458)	(3,202)
Net cash provided by operating activities	10,650	43,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	6,019	12,778
Proceeds from maturities and principal payments of investment securities held to maturity	21,795	23,613
Purchases of securities held to maturity	—	(78,468)
Purchases of equity securities	(15)	(7)
Purchase of restricted securities	(23,979)	(5,735)
Net change in loans	(196,213)	(143,947)
Purchases of premises and equipment	(1,768)	(1,720)
Proceeds from sales of other real estate owned	21	394
Improvements to other real estate owned	—	(34)
Redemption of restricted securities	13,940	—
Purchases of bank owned life insurance	(174)	(10,092)
Proceeds from disposal of premises held for sale	721	—
Net cash (used in) investing activities	(179,653)	(203,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	(83,052)	(38,375)
Interest-bearing deposits	10,970	26,704
Short-term borrowings	236,000	(4,143)
Common stock dividends paid	(4,776)	(4,762)
Issuance of common stock	189	139
Net cash provided by (used in) financing activities	159,331	(20,437)
Net (decrease) in cash and cash equivalents	(9,672)	(180,604)
Cash and cash equivalents at beginning of period	55,499	583,613
Cash and cash equivalents at end of period	$45,827	$403,009

SHORE BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (CONTINUED)

Supplemental cash flows information:
Interest paid	$21,836	$4,101
Income taxes paid	$6,372	$2,261
Remeasurement of lease liabilities arising from right-of-use assets	$(5)	$(678)
Transfers from loans to other real estate owned	$—	$69
Unrealized gain (loss) on securities available for sale	$634	$(9,226)
Transfers of premises to held for sale (included in other assets)	$750	$—

See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.

Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2023, the consolidated results of income and comprehensive income for the three and six months ended June 30, 2023 and 2022, changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022, have been included. All such adjustments were of a normal recurring nature. The amounts as of December 31, 2022 were derived from the 2022 audited financial statements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.

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

ASC 326 also replaced the Company’s previous accounting policies for purchased credit-impaired (PCI) loans and troubled-debt restructurings (TDRs). With the adoption of ASC 326, loans previously designated as PCI loans were designated as purchased loans with credit deterioration (PCD loans). The Company adopted ASC 326 using the prospective transition approach for PCD loans that were previously identified as PCI and accounted for under ASC 310-30. On January 1, 2023, the Company’s PCD loans were adjusted to reflect the addition of expected credit losses to the amortized cost basis of the loans and a corresponding increase to the ACL. The remaining noncredit discount, which represented the difference between the adjusted amortized cost basis and the outstanding principal balance on PCD loans, will be accreted into interest income over the estimated remaining lives of the loans using the effective interest rate method. The evaluation of the ACL will include PCD loans together with other loans that share similar risk characteristics, rather than using the separate pools that were used under PCI accounting, unless the loans are specifically identified for individual evaluation under our CECL methodology. The adoption of ASC 326 also replaced previous TDR accounting guidance, and the evaluation of the ACL will include loans previously designated as TDRs together with other loans that share similar risk characteristics, unless the loans are specifically identified for individual evaluation under our CECL methodology.

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

The Company has elected to exclude accrued interest receivable from the amortized cost basis and fair value of its held to maturity and available for sale debt securities and has included such accrued interest of $2.1 million at June 30, 2023 within the other assets line item of the Consolidated Balance Sheets.

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

Loans Held for Investment

The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for credit losses. The Company has elected to exclude accrued interest receivable from the amortized cost basis of its loans held for investment and has included such accrued interest of $6.6 million at June 30, 2023 within the other assets line item of the Consolidated Balance Sheets. Interest on loans is recorded to interest income based on the contractual rates and the amount of outstanding principal of the loans. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net Income	$4,018	$7,499	$10,475	$13,112
Weighted average shares outstanding - Basic and Diluted	19,903	19,847	19,895	19,838

Earnings per common share - Basic and Diluted	$0.20	$0.38	$0.53	$0.66

There were no potentially dilutive shares outstanding during the three and six months ended June 30, 2023 and 2022.

Note 4 – Investment Securities

On January 1, 2023, the Company adopted ASC 326, which made changes to accounting for available for sale debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell a security prior to maturity. In addition, ASC 326 requires an allowance for credit losses to be recorded on held to maturity debt securities measured at amortized cost. All securities information presented as of June 30, 2023 is in accordance with ASC 326. All securities information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update refer to Note 2.

The following table summarizes the activity in the ACL on held-to-maturity securities:

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2023
Provision for credit losses - HTM Debt Securities	$—	$163

The ACL for held-to-maturity securities was initially determined to be immaterial as of the date of adoption of ASC 326. Upon re-estimation in the first quarter of 2023, an ACL of $163 thousand was recorded based on the results of our evaluation at March 31, 2023. Based on the Company’s current period re-evaluation, no provision for credit losses was recorded for the three months ended June 30, 2023.

The following tables provide information on the amortized cost and estimated fair values of debt securities.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available-for-sale securities:
June 30, 2023
U.S. Government agencies	$21,465	$5	$3,408	$18,062
Mortgage-backed	66,367	—	8,188	58,179
Other debt securities	2,014	—	186	1,828
Total	$89,846	$5	$11,782	$78,069

December 31, 2022
U.S. Government agencies	$21,798	$5	$3,625	$18,178
Mortgage-backed	72,183	2	8,666	63,519
Other debt securities	2,018	—	128	1,890
Total	$95,999	$7	$12,419	$83,587

No available for sale securities were sold during the three and six months ended June 30, 2023 and 2022.

		Gross	Gross	Estimated	Allowance
	Amortized	Unrealized	Unrealized	Fair	for credit
(Dollars in thousands)	Cost	Gains	Losses	Value	losses
Held-to-maturity securities:
June 30, 2023
U.S. Government agencies	$144,882	$—	$13,035	$131,847	$—
Mortgage-backed	379,779	—	49,407	330,372	—
States and political subdivisions	1,472	39	30	1,481	—
Other debt securities	11,000	—	1,404	9,596	163
Total	$537,133	$39	$63,876	$473,296	$163

December 31, 2022
U.S. Government agencies	$148,097	$—	$13,601	$134,496	$—
Mortgage-backed	398,884	—	50,464	348,420	—
States and political subdivisions	1,474	35	28	1,481	—
Other debt securities	11,000	—	770	10,230	—
Total	$559,455	$35	$64,863	$494,627	$—

Equity securities with an aggregate fair value of $1.2 million at June 30, 2023 and $1.2 million at December 31, 2022 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $(3) thousand for the six months ended June 30, 2023 and $(108) thousand for the six months ended June 30, 2022, respectively.

Credit Quality Information

The Company monitors the credit quality of held-to-maturity securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade held-to-maturity securities at June 30, 2023 or December 31, 2022. Held-to-maturity securities that are not rated are agency mortgage-backed securities sponsored by US government agencies, as well as direct obligations of the agencies, with the remainder being subordinated debt of other financial institutions.

The following table shows the amortized cost of held-to-maturity securities based on their lowest publicly available credit rating as of June 30, 2023.

	June 30, 2023
	Investment Grade
(Dollars in thousands)	Aaa	Aa1	A3	Baa1	Baa2	Baa3	NR	Total
U.S. Government agencies	$137,359	$—	$—	$—	$—	$—	$7,523	$144,882
Mortgage-backed	—	—	—	—	—	—	379,779	379,779
States and political subdivisions	—	1,472	—	—	—	—	—	1,472
Other debt securities	—	—	4,000	4,000	500	500	2,000	11,000
Total Held-to Maturity Securities	$137,359	$1,472	$4,000	$4,000	$500	$500	$389,302	$537,133

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022.

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
June 30, 2023
Available-for-sale securities:
U.S. Government agencies	$952	$5	$16,705	$3,403	$17,657	$3,408
Mortgage-backed	1,128	29	57,051	8,159	58,179	8,188
Other debt securities	—	—	1,828	186	1,828	186
Total	$2,080	$34	$75,584	$11,748	$77,664	$11,782

	Less than		More than
	12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
December 31, 2022
Available-for-sale securities:
U.S. Government agencies	$1,165	$4	$16,585	$3,621	$17,750	$3,625
Mortgage-backed	29,125	2,409	34,167	6,257	63,292	8,666
Other debt securities	1,890	128	—	—	1,890	128
Total	$32,180	$2,541	$50,752	$9,878	$82,932	$12,419

Held-to-maturity securities:
U.S. Government agencies	$67,332	$2,786	$67,163	$10,815	$134,495	$13,601
Mortgage-backed	148,771	9,402	199,649	41,062	348,420	50,464
States and political subdivisions	780	28	—	—	780	28
Other debt securities	8,091	409	2,139	361	10,230	770
Total	$224,974	$12,625	$268,951	$52,238	$493,925	$64,863

There were one hundred sixteen available-for-sale debt securities with a fair value below the amortized cost basis, with unrealized losses totaling $11.8 million as of June 30, 2023.  The Company concluded that a credit loss does not exist in its available-for-sale securities portfolio as of June 30, 2023, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-back securities are issued by either US government agencies or US government sponsored enterprises.  Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the US government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

All held-to-maturity and available for sale securities were current with no securities past due or on nonaccrual as of June 30, 2023.

The Company has securities which have been pledged as collateral for obligations to federal, state, and local government agencies, and other purpose as required or permitted by law, or sold under agreements to repurchase. At June 30, 2023 the amortized cost of pledged available-for-sale securities was $65.5 million and $166.2 million of pledged held to maturity securities. The comparable amounts for December 31, 2022 were $83.3 million and $19.2 million, respectively.

The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2023.

	Available for sale		Held to maturity
	Amortized		Amortized
(Dollars in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$30	$30	$1,019	$1,009
Due after one year through five years	8,771	8,345	123,636	114,964
Due after five years through ten years	36,753	32,325	58,643	52,809
Due after ten years	44,292	37,369	353,835	304,514
Total	$89,846	$78,069	$537,133	$473,296

The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses

On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the most significant accounting policies that the Company follows see Note 2 – Adoption of Accounting Standards and Note 1 of the 2022 Annual Report. All loan information presented as of June 30, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022, or a prior date is presented in accordance with previously applicable GAAP.

The Company makes residential mortgage, commercial and consumer loans to customers primarily in Anne Arundel County, Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent and Sussex County, Delaware and in Accomack County, Virginia. The following table provides information about the principal classes of the loan portfolio at June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Construction	$220,228	$246,319
Residential real estate	938,151	810,497
Commercial real estate	1,130,346	1,065,409
Commercial	138,459	147,856
Consumer	326,039	286,026
Total loans	2,753,223	2,556,107
Allowance for credit losses	(29,014)	(16,643)
Total loans, net	$2,724,209	$2,539,464

Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Included in loans were deferred costs, net of fees, of $2.0 million and $1.4 million at June 30, 2023 and December 31, 2022.  At June 30, 2023 and December 31, 2022, included in total loans were $332.4 million and $372.2 million in loans, acquired as part of the acquisition of Severn Bancorp, Inc. (“Severn”), effective October 31, 2021. These balances were presented net of the related discount which totaled $5.7 million and $6.7 million at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, the Bank was servicing $352.3 million in loans for the Federal National Mortgage Association and $78.0 million in loans for Freddie Mac.

The following table provides information on nonaccrual loans by loan class as of June 30, 2023.

	Nonaccrual	Nonaccrual	Loans past due
	with no	with an	90 days or more
	allowance for	allowance for	and still
(Dollars in thousands)	credit loss	credit loss	accruing
June 30, 2023
Nonaccrual loans:
Construction	$173	$—	$79
Residential real estate	2,602	131	250
Commercial real estate	368	—	721
Commercial	156	—	—
Consumer	27	24	—
Total	$3,326	$155	$1,050

Interest income	$—	$—	$2

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

Rating 8 – Substandard - Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. Substandard loans are the first adversely classified loans on the Bank's watchlist. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor or operating losses. When a loan is assigned to this category the Bank may estimate a specific reserve in the credit loss allowance analysis and/or place the loan on nonaccrual. These assets listed may include assets with histories of repossessions or some that are non-performing bankruptcies. These relationships will be reviewed at least quarterly.

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

Rating 10 – Loss – Loss assets are uncollectible or of little value.

The following table provides information on loan risk ratings as of June 30, 2023 and gross write-offs during the six months ended June 30, 2023.

								Revolving
	Term Loans by Origination Year						Revolving	converted to
(Dollars in thousands)	Prior	2019	2020	2021	2022	2023	loans	term loans	Total
June 30, 2023
Construction
Pass	$15,492	$7,228	$16,242	$42,062	$103,722	$34,080	$1,205	$—	$220,031
Substandard	185	—	—	12	—	—	—	—	197
Total	$15,677	$7,228	$16,242	$42,074	$103,722	$34,080	$1,205	$—	$220,228
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$217,796	$35,596	$68,945	$177,830	$232,814	$127,464	$73,990	$321	$934,756
Special Mention	41	—		—	—	—	193	—	234
Substandard	2,973	—	—	—	—	—	188	—	3,161
Total	$220,810	$35,596	$68,945	$177,830	$232,814	$127,464	$74,371	$321	$938,151
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$374,795	$105,944	$153,693	$195,339	$208,386	$71,276	$9,083	$1,223	$1,119,739
Special Mention	8,421	142	—	1,395	—	—	—	—	9,958
Substandard	649	—	—	—	—	—	—	—	649
Total	$383,865	$106,086	$153,693	$196,734	$208,386	$71,276	$9,083	$1,223	$1,130,346
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$16,181	$3,927	$10,511	$33,807	$16,906	$5,100	$49,134	$1,541	$137,107
Special Mention	—	—	—	457	—	—	440	251	1,148
Substandard	156	—	—	—	—	—	—	48	204
Total	$16,337	$3,927	$10,511	$34,264	$16,906	$5,100	$49,574	$1,840	$138,459
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$894	$1,517	$17,458	$88,451	$157,030	$59,935	$702	$—	$325,987
Special Mention	—	—	—	—	—	—	2	—	2
Substandard	—	26	—	—	23	—	1	—	50
Total	$894	$1,543	$17,458	$88,451	$157,053	$59,935	$705	$—	$326,039
Gross Charge-offs	$—	$—	$—	$(4)	$—	$(279)	$—	$(1)	$(284)

Total
Pass	625,158	154,212	266,849	537,489	718,858	297,855	134,114	3,085	2,737,620
Special Mention	8,462	142	—	1,852	—	—	635	251	11,342
Substandard	3,963	26	—	12	23	—	189	48	4,261
Total loans by risk category	$637,583	$154,380	$266,849	$539,353	$718,881	$297,855	$134,938	$3,384	$2,753,223

Total gross charge-offs	$—	$—	$—	$(4)	$—	$(279)	$—	$(1)	$(284)

The following tables provide information on the aging of the loan portfolio as of June 30, 2023 and December 31, 2022.

	Accruing
		30‑59 days	60‑89 days	90 days or more	Total
(Dollars in thousands)	Current (1)	past due	past due	past due	past due	Nonaccrual	Total
June 30, 2023
Construction	$218,784	$683	$509	$79	$1,271	$173	$220,228
Residential real estate	932,852	574	1,742	250	2,566	2,733	938,151
Commercial real estate	1,128,529	685	43	721	1,449	368	1,130,346
Commercial	138,303	—	—	—	—	156	138,459
Consumer	324,312	1,509	167	—	1,676	51	326,039
Total	$2,742,780	$3,451	$2,461	$1,050	$6,962	$3,481	$2,753,223
Percent of total loans	99.7%	0.1%	0.1%	—%	0.2%	0.1%	100.0%
(1)	Includes loans measured at fair value of $9.7 million at June 30, 2023.

	Accruing
		30‑59 days	60‑89 days	90 days or more	Total
(Dollars in thousands)	Current (1)	past due	past due	past due	past due	Nonaccrual	PCI	Total
December 31, 2022
Construction	$239,990	$4,343	$1,015	$24	$5,382	$297	$650	$246,319
Residential real estate	787,070	6,214	891	1,107	8,212	1,259	13,956	810,497
Commercial real estate	1,052,314	369	—	710	1,079	150	11,866	1,065,409
Commercial	147,511	15	—	—	15	174	156	147,856
Consumer	285,750	223	11	—	234	28	14	286,026
Total	$2,512,635	$11,164	$1,917	$1,841	$14,922	$1,908	$26,642	$2,556,107
Percent of total loans	98.3%	0.4%	0.1%	0.1%	0.6%	0.1%	1.0%	100.0%
(1)	Includes loans measured at fair value of $8.4 million at December 31, 2022.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and six months ended June 30, 2023 and June 30, 2022. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer (1)	Total
For three months ended
June 30, 2023
Allowance for credit losses:
Beginning Balance	$2,689	$8,747	$9,858	$1,921	$5,249	$28,464
Charge-offs	—	—	—	—	(177)	(177)
Recoveries	4	3	—	1	119	127
Net (charge-offs) recoveries	4	3	—	1	(58)	(50)

Provision	(307)	401	409	34	63	600
Ending Balance	$2,386	$9,151	$10,267	$1,956	$5,254	$29,014
(1)	Gross charge-offs of consumer loans for the three months ended June 30, 2023 included $172 of demand deposit overdrafts.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For three months ended
June 30, 2022
Allowance for credit losses:
Beginning Balance	$2,857	$2,575	$4,500	$1,835	$2,932	$14,699

Charge-offs	—	(4)	(6)	(26)	(111)	(147)
Recoveries	4	73	555	20	79	731
Net (charge-offs) recoveries	4	69	549	(6)	(32)	584

Provision	484	134	(608)	(148)	338	200
Ending Balance	$3,345	$2,778	$4,441	$1,681	$3,238	$15,483

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer (1)	Total
For the six months ended
June 30, 2023
Allowance for credit losses:
Beginning Balance	$2,973	$2,622	$4,899	$1,652	$4,497	$16,643
Impact of ASC326 Adoption	1,222	4,974	3,742	401	452	10,791
Charge-offs	—	—	—	—	(284)	(284)
Recoveries	7	34	—	8	165	214
Net (charge-offs) recoveries	7	34	—	8	(119)	(70)

Provision	(1,816)	1,521	1,626	(105)	424	1,650
Ending Balance	$2,386	$9,151	$10,267	$1,956	$5,254	$29,014
(1)	Gross charge-offs of consumer loans for the six months ended June 30, 2023 included $279 of demand deposit overdrafts.

		Residential	Commercial
(Dollars in thousands)	Construction	real estate	real estate	Commercial	Consumer	Total
For the six months ended
June 30, 2022
Allowance for credit losses:
Beginning Balance	$2,454	$2,858	$4,598	$2,070	$1,964	$13,944

Charge-offs	—	(4)	(6)	(25)	(220)	(255)
Recoveries	7	119	705	25	138	994
Net (charge-offs) recoveries	7	115	699	—	(82)	739

Provision	884	(195)	(856)	(389)	1,356	800
Ending Balance	$3,345	$2,778	$4,441	$1,681	$3,238	$15,483

There were no modifications to loans for borrowers experiencing financial difficulty (“BEFD”) during the three and six months ending June 30, 2023.

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment.

	June 30, 2023
(Dollars in thousands)	Real Estate Collateral	Other Collateral	Total
Construction	$252	$—	$252
Residential real estate	3,219	—	3,219
Commercial real estate	1,239	—	1,239
Commercial	—	156	156
Consumer	—	51	51
Total	$4,710	$207	$4,917

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended June 30, 2023.

Foreclosure Proceedings

There were $39 thousand of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of June 30, 2023 and $263 thousand as of December 31, 2022, respectively. There were no residential real estate properties included in the balance of other real estate owned at June 30, 2023 and 1 residential real estate property totaling $18 thousand at December 31, 2022.

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

		Recorded	Recorded		June 30, 2022
	Unpaid	investment	investment		Quarter-to-date	Year-to-date	Interest
	principal	with no	with an	Related	average recorded	average recorded	income
(Dollars in thousands)	balance	allowance	allowance	allowance	investment	investment	recognized
December 31, 2022
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$314	$322	$—
Residential real estate	1,363	1,259	—	—	1,487	1,482	—
Commercial real estate	159	150	—	—	740	823	—
Commercial	359	174	—	—	208	265	—
Consumer	29	28	—	—	31	52	—
Total	$2,207	$1,908	$—	$—	$2,780	$2,944	$—

Impaired accruing TDRs:
Construction	$10	$10	$—	$—	$18	$20	$—
Residential real estate	2,849	1,176	1,539	127	2,773	3,221	56
Commercial real estate	1,680	1,680	—	—	2,147	2,431	38
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	9	—
Total	$4,539	$2,866	$1,539	$127	$4,938	$5,681	$94

Other impaired accruing loans:
Construction	$24	$24	$—	$—	$265	$133	$3
Residential real estate	1,107	1,107	—	—	5	17	4
Commercial real estate	710	710	—	—	524	471	4
Commercial	—	—	—	—	—	4	1
Consumer	—	—	—	—	—	19	—
Total	$1,841	$1,841	$—	$—	$794	$644	$12

Total impaired loans:
Construction	$331	$331	$—	$—	$597	$475	$3
Residential real estate	5,319	3,542	1,539	127	4,265	4,720	60
Commercial real estate	2,549	2,540	—	—	3,411	3,725	42
Commercial	359	174	—	—	208	269	1
Consumer	29	28	—	—	31	80	—
Total	$8,587	$6,615	$1,539	$127	$8,512	$9,269	$106

There were no loans modified and considered to be TDRs during the three and six months ended June 30, 2022. All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of December 31, 2022.

There were no TDRs which subsequently defaulted within 12 months of modification for the three and six months ended June 30, 2022. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to other real estate owned (OREO) or repossessed assets.

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

The following tables present information about the Company’s leases:

(Dollars in thousands)	June 30, 2023		December 31, 2022
Lease liabilities	$9,392		$9,908
Right-of-use assets	$9,077		$9,629
Weighted average remaining lease term	12.36	years	12.55	years
Weighted average discount rate	2.55%		2.50%

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Lease cost (in thousands)	2023	2022	2023	2022
Operating lease cost	$327	$332	$667	$666
Short-term lease cost	—	—	—	—
Total lease cost	$327	$332	$667	$666

Cash paid for amounts included in the measurement of lease liabilities	$310	$311	$631	$621

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

As of
Lease payments due (in thousands)	June 30, 2023
Six months ending December 31, 2023	$600
2024	1,141
2025	917
2026	916
2027	849
Thereafter	6,584
Total undiscounted cash flows	$11,007
Discount	1,615
Lease liabilities	$9,392

Total gross rental income was $291 thousand and $254 thousand for the three months ended June 30, 2023 and 2022, respectively. Total gross rental income was $684 thousand and $526 thousand for the six months ended June 30, 2023 and 2022, respectively.

The following table presents our minimum future annual rental income on such leases as of June 30, 2023.

As of
(In thousands)	June 30, 2023
Six months ending December 31, 2023	$412
2024	701
2025	719
2026	737
2027	418
Thereafter	1,554
Total	$4,541

Note 7 – Goodwill and Other Intangibles

The following table provides information on the significant components of goodwill and other acquired intangible assets at June 30, 2023 and December 31, 2022.

June 30, 2023
					Weighted
	Gross	Accumulated		Net	Average
	Carrying	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Charges	Amortization	Amount	(in years)

Goodwill	$65,476	$(1,543)	$(667)	$63,266	—

Other intangible assets
Amortizable
Core deposit intangible	$10,504	$—	$(5,833)	$4,671	2.4
Total other intangible assets	$10,504	$—	$(5,833)	$4,671

December 31, 2022
						Weighted
	Gross	Measurement	Accumulated		Net	Average
	Carrying	Period	Impairment	Accumulated	Carrying	Remaining Life
(Dollars in thousands)	Amount	Adjustments	Charges	Amortization	Amount	(in years)

Goodwill	$65,631	$(155)	$(1,543)	$(667)	$63,266	—

Other intangible assets
Amortizable
Core deposit intangible	$10,504	$—	$—	$(4,957)	$5,547	2.6
Total other intangible assets	$10,504	$—	$—	$(4,957)	$5,547

The aggregate amortization expense was $876 thousand for the six months ended June 30, 2023 and $1.0 million for the six months ended June 30, 2022.

At June 30, 2023, estimated future remaining amortization for amortizing intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2023	$806
2024	1,376
2025	1,070
2026	765
2027	459
Thereafter	195
Total amortizing intangible assets	$4,671

Note 8 – Other Assets

The Company had the following other assets at June 30, 2023 and December 31, 2022.

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Accrued interest receivable	$8,778	$9,384
Deferred income taxes	10,879	7,357
Prepaid expenses	2,921	2,680
Income taxes receivable	1,301	74
Other assets	9,534	8,506
Total	$33,413	$28,001

Note 9 - Borrowings

At June 30, 2023, subordinated debt consisted of $25.0 million of long-term debt issued by the Company in August 2020 and $20.6 million of long-term debt acquired in the acquisition of Severn in 2021.  The recorded balance of subordinated debt issued in 2020, net of unamortized issuance costs was $24.7 million at June 30, 2023 and December 31, 2022.  The recorded balance of the debt acquired from Severn was $18.5 million at June 30, 2023 and $18.4 million at December 31, 2022, which is presented net of the unamortized fair value adjustment of $2.1 million at June 30, 2023 and $2.2 at December 31, 2022.  These obligations mature in 2030 and 2035, respectively. Further information on these obligations is provided in the 2022 Annual Report.

At June 30, 2023 and December 31, 2022, the Company had short-term borrowings from the FHLB of $276.0 million and $40.0 million, respectively. The outstanding obligations at June 30, 2023 carried interest rates ranging from 5.07% to 5.32%.

Note 10 – Other Liabilities

The Company had the following other liabilities at June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Accrued interest payable	$2,710	$989
Accrued salaries and wages	1,391	1,360
Accounts payable	249	353
Deferred compensation liability	6,448	5,679
Other liabilities	1,548	1,846
Total	$12,346	$10,227

Note 11 - Stock-Based Compensation

At the 2016 annual meeting of the Company’s stockholders, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 472,320 shares remained available for grant at June 30, 2023.

The following tables provide information on stock-based compensation expense for the three and six months ended June 30, 2023 and 2022.

	For Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Stock-based compensation expense	$170	$172	$325	$302
Excess tax benefits (deficiencies) related to stock-based compensation	(1)	2	21	45

	June 30,
(Dollars in thousands)	2023		2022
Unrecognized stock-based compensation expense	$279		$461
Weighted average period unrecognized expense is expected to be recognized	0.8	years	0.7	years

The following table summarizes restricted stock award activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2023.

	2023
		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at beginning of period	36,860	$20.15
Granted	27,550	17.49
Vested	(30,199)	20.01
Forfeited	(900)	17.49
Nonvested at end of period	33,311	$17.63

The fair value of restricted stock awards that vested during the first six months of 2023 and 2022 was $523 thousand and $505 thousand, respectively.

Note 12 – Derivatives

The Company maintains and accounts for derivatives, in the form of interest rate lock commitments (IRLCs) and mandatory forward contracts, in accordance with the FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses through mortgage-banking revenue in the Consolidated Statements of Income.

IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. We are exposed to price risk from the time a mortgage loan is locked in until the time the loan is sold. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 120 days, however, this period may be longer for construction to permanent loans that are originated with the intent of selling in the secondary market upon permanent financing. For these IRLCs and our closed inventory in loans held for sale, we attempt to protect the Bank from changes in interest rates through the use of to be announced (TBA) securities, which are forward contracts, as well as, to a  significantly lesser degree, loan level commitments in the form of best efforts and mandatory forward contracts. These assets and liabilities are included in the Consolidated Balance Sheets in other assets and accrued expenses and other liabilities, respectively.

The following table provides information pertaining to the carrying amounts of our derivative financial instruments at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Asset - IRLCs	$15,045	$32	$4,166	$35
Asset - TBA securities	17,100	117	8,750	41
Liability - IRLCs	—	—	1,150	7
Liability - TBA securities	6,250	19	1,000	6

Note 13 – Accumulated Other Comprehensive Income (Loss)

The Company records unrealized holding gains (losses), net of tax, on investment securities available for sale as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following tables provide information on the changes in the component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022.

Unrealized
gains (losses) on
available for sale
(Dollars in thousands)	securities
Balance, March 31, 2023	$(8,161)
Other comprehensive income	(400)
Balance, June 30, 2023	$(8,561)

Balance, March 31, 2022	$(2,172)
Other comprehensive (loss)	(4,479)
Balance, June 30, 2022	$(6,651)

Unrealized
gains (losses) on
available for sale
(Dollars in thousands)	securities
Balance, December 31, 2022	$(9,021)
Other comprehensive income	460
Balance, June 30, 2023	$(8,561)

Balance, December 31, 2021	$56
Other comprehensive (loss)	(6,707)
Balance, June 30, 2022	$(6,651)

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

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2023
MSRs (1)	$5,466	Market Approach	Weighted average prepayment speed (PSA) (2)	111

IRLCs - asset	$32	Market Approach	Range of pull through rate	86% - 100%
			Average pull through rate	98%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2022
MSRs (1)	$5,275	Market Approach	Weighted average prepayment speed (PSA) (2)	121

IRLCs - net asset	$28	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	92%
(1)	The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)	PSA = Public Securities Association Standard Prepayment Model

The following table presents activity in MSRs for the three and six months ended June 30, 2023.

	For the Three Months Ended	For the Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2023
Beginning balance	$5,310	$5,275
Servicing rights resulting from sales of loans	114	231
Valuation adjustment	42	(40)
Ending balance	$5,466	$5,466

The following table presents activity in the IRLCs for the three and six months ended June 30, 2023.

	For the Three Months Ended	For the Six Months Ended
(Dollars in thousands)	June 30, 2023	June 30, 2023
Beginning balance	$101	$28
Valuation adjustment	(69)	4
Ending balance	$32	$32

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

The following tables present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022. No assets were transferred from one hierarchy level to another during the first six months of 2023 or 2022.

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Assets:
Securities available for sale:
U.S. Government agencies	$18,062	$—	$18,062	$—
Mortgage-backed	58,179	—	58,179	—
Other debt securities	1,828	—	1,828	—
	78,069	—	78,069	—

Equity securities	1,245	—	1,245	—

TBA securities	117	—	117	—
LHFS	6,845	—	6,845	—
LHFI, at fair value	9,745	—	9,745	—
MSRs	5,466	—	—	5,466
IRLCs	32	—	—	32
Total assets at fair value	$101,519	$—	$96,021	$5,498

Liabilities:
TBA securities	$19	$—	$19	$—
Total liabilities at fair value	$19	$—	$19	$—

			Significant
			Other	Significant
		Quoted	Observable	Unobservable
		Prices	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Assets:
Securities available for sale:
U.S. Government agencies	$18,178	$—	$18,178	$—
Mortgage-backed	63,519	—	63,519	—
Other debt securities	1,890	—	1,890	—
	83,587	—	83,587	—

Equity securities	1,233	—	1,233	—

TBA securities	41	—	41	—
LHFS	4,248	—	4,248	—
LHFI, at fair value	8,437	—	8,437	—
MSRs	5,275	—	—	5,275
IRLCs	35	—	—	35
Total assets at fair value	$102,856	$—	$97,546	$5,310

Liabilities:
IRLCs	$7	$—	$—	$7
TBA securities	6	—	6	—
Total liabilities at fair value	$13	$—	$6	$7

Below is a discussion on the Company’s assets measured at fair value on a nonrecurring basis.

Individually Evaluated Collateral-Dependent Loans

Loans for which repayment is substantially expected to be provided through the operation or sale of collateral are considered collateral dependent, and are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, where applicable. Individually evaluated collateral-dependent loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the factors identified above. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy.

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

The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at June 30, 2023 and December 31, 2022. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
					Weighted
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Average (1)
June 30, 2023
Nonrecurring measurements:

Individually evaluated collateral dependent loans	$890	Appraisal of collateral	Liquidation expense	10%	10%

Other real estate owned	$179	Appraisal of collateral	Appraisal adjustments	0% - 20%	(0%)

	Quantitative Information about Level 3 Fair Value Measurements
					Weighted
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Average (1)
December 31, 2022
Nonrecurring measurements:

Other real estate owned	$197	Appraisal of collateral	Appraisal adjustments	0% - 20%	(2%)

(1)Unobservable inputs were weighted by the relative fair value of the instruments.

The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table. Fair values for June 30, 2023 and December 31, 2022 were estimated using an exit price notion.

	June 30, 2023		December 31, 2022
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amount	Value	Amount	Value
Financial assets
Level 1 inputs
Cash and cash equivalents	$45,827	$45,827	$55,499	$55,499

Level 2 inputs
Investment securities available for sale	$78,069	$78,069	$83,587	$83,587
Investment securities held to maturity	536,970	473,296	559,455	494,626
Equity securities	1,245	1,245	1,233	1,233
Restricted securities	21,208	21,208	11,169	11,169
LHFS	6,845	6,845	4,248	4,248
TBA securities	117	117	41	41
Cash surrender value on life insurance	60,150	60,150	59,218	59,218
Loans, at fair value	9,745	9,745	8,437	8,437

Level 3 inputs
Loans, net	$2,714,464	$2,550,457	$2,531,027	$2,431,808
MSRs	5,466	5,466	5,275	5,275
IRLCs	32	32	35	35

Financial liabilities
Level 2 inputs
Deposits:
Noninterest-bearing demand	$778,963	$778,963	$862,015	$862,015
Checking plus interest	694,221	694,221	694,101	694,101
Money market	600,724	600,724	709,132	709,132
Savings	270,884	270,884	319,814	319,814
Club	1,098	1,098	374	374
Certificates of deposit	591,636	583,747	424,348	410,455
Advances from FHLB - short-term	276,000	276,012	40,000	40,002
Subordinated debt	43,227	40,377	43,072	41,193
TBA Securities	19	19	6	6

Level 3 inputs
IRLCs	—	—	7	7

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

The following table provides information on commitments outstanding at June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$378,045	$406,353
Letters of credit	9,130	8,009
Total	$387,175	$414,362

The Company provides banking services to customers who do business in the cannabis industry.  Prior to the second quarter of 2022, the Company restricted these businesses to include only those in the medical-use cannabis industry in the state of Maryland.  During the second quarter of 2022, the Company expanded its cannabis banking program to include both medical and adult -use licensees in other states, with an initial offering of the Company’s existing Maryland customers with multi-state operations. While the Company is providing banking services to customers that are engaged in the growing, processing, and sales of cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally-insured financial institution being subject to such aiding and abetting liability, the strict enforcement of Federal laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines.  There is an uncertainty of the potential impact to the Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of June 30, 2023, the Company had not accrued an amount for the potential impact of any such actions.

Following is a summary of the level of business activities with our cannabis industry customers:

● Deposit and loan balances at June 30, 2023 were approximately $121.8 million, or 4.2% of total deposits, and $59.8 million, or 2.2% of total gross loans, respectively.

● Interest and noninterest income for the six months ended June 30, 2023, were approximately $4.8 million and $549 thousand, respectively.

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

All contract issuance costs are expensed as incurred. We had no contract assets or liabilities at June 30, 2023.

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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,264	$1,438	$2,477	$2,797
Trust and investment fee income	399	447	831	961
Interchange income	1,311	1,253	2,523	2,291
Title Company revenue	186	426	323	749
Other noninterest income	500	582	945	1,042
Noninterest Income (in-scope of Topic 606)	3,660	4,146	7,099	7,840
Noninterest Income (out-of-scope of Topic 606)	1,634	1,687	3,529	4,039
Total Noninterest Income	$5,294	$5,833	$10,628	$11,879

Note 17 – Subsequent Events

On July 3, 2023, the Company announced that it had completed the acquisition, effective July 1, 2023, of The Community Financial Corporation (“TCFC”).

Pursuant to the terms of the merger agreement, each outstanding share of TCFC ‘s common stock was converted into the right to receive 2.3287 shares of the Company’s common stock. The value of the total transaction consideration was approximately $153.6 million. The consideration included the issuance of 13,201,693 shares of the Company’s common stock, which had a value of $11.56 per share, which was the closing price of the Company’s common stock on June 30, 2023, the last trading day prior to the consummation of the acquisition. Also included in the total consideration were cash in lieu of any fractional shares, converted share-based payment awards, and debt of TCFC that was effectively settled upon closing.

As of the closing, TCFC had more than $2.4 billion in assets and operated ten full-service offices in Maryland and two full-service offices in Virginia.

(Dollars in thousands)
Purchase Price:
Shore Bancshares, Inc common stock paid at closing price of $11.56 as of June 30, 2023	$152,612
Effective settlement of pre-existing debt	500
Cash consideration (cash in lieu for fractional shares)	4
Fair value of converted share-based payment awards	499
Total purchase price	$153,615

Sales of Acquired Securities

As of July 24, 2023, the Company sold most of the available-for-sale securities portfolio acquired from TCFC on July 1, 2023, for net proceeds of $430 million and used $380 million of the proceeds to reduce FHLB advances and brokered deposits. Management anticipates these actions will positively impact the return on average assets, net interest margin and the tangible common equity ratios in the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this report are to Shore Bancshares, Inc. and its consolidated subsidiaries.

Forward-Looking Information

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” “aim” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report and other reports and registration statements filed by us with the Securities and Exchange Commission (“SEC”). For information on the factors that could cause actual results to differ from the expectations stated in the forward- looking statements, see “Risk Factors” under Part I, Item 1A of our 2022 Form 10-K and other reports filed by us with the SEC.

Any forward-looking statement speaks only as of the date of this Quarterly Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law.

Introduction

The following discussion and analysis is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this Quarterly Report, as well as the audited consolidated financial statements and related notes included in the 2022 Annual Report.

Shore Bancshares, Inc. is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank, N.A. The Bank operates 30 full-service branches in Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County, Anne Arundel County and Worcester County in Maryland, Kent County and Sussex County in Delaware and in Accomack County, Virginia. The Company engages in trust and wealth management services through Wye Financial Partners, a division of Shore United Bank, N.A. The Company also engages in title work for real estate transactions through Mid-Maryland Title Company, Inc. (“Title Company”).  As a result of the acquisition of TCFC, which was effective July 1, 2023, the Bank now operates 43 full-service branches in the above locations as well as Calvert County, St Mary’s County, and Charles County in Maryland and Fredericksburg City and Spotsylvania County in Virginia.

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

The most significant accounting policies that the Company follows are presented in Note 1 of the 2022 Annual Report along with Note 2 of the current period interim financial information. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies relating to the allowance for credit losses on loans and goodwill are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

Allowance for Credit Losses on Loans

The Company adopted ASU No. 2026-13, “Financial Instruments – Credit Losses (Topic 326)”, as amended, on January 1, 2023 and in accordance with ASC 326, has recorded an allowance for credit losses (“ACL”) on loans carried at amortized cost.  The ACL represents management’s estimate of expected lifetime credit losses within the Company's loan portfolio as of the balance sheet date.  The ACL is established through a provision for credit losses and is increased by recoveries of loans previously charged off. Loan losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. The calculation of expected credit losses is determined using cash flow methodology, and includes considerations of historical experience, current conditions, and reasonable and supportable economic forecasts that may affect collection of the recorded balances. The Company assesses an ACL to groups of loans which share similar risk characteristics or on an individual basis, as deemed appropriate. Changes in the ACL on loans, and as a result, the related provision for credit losses, can materially affect financial results. Although the overall balance is determined based on specific portfolio segments and individually assessed assets, the entire balance is available to absorb credit losses for loans in the portfolio.

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

OVERVIEW

The Company reported net income of $4.0 million for the second quarter of 2023, or diluted income per common share of $0.20, compared to net income of $7.5 million, or diluted income per common share of $0.38, for the second quarter of 2022. For the first quarter of 2023, the Company reported net income of $6.5 million, or diluted income per common share of $0.32. Net income, excluding merger related expenses, for the second quarter of 2023 was $4.9 million or $0.25 per diluted common share, compared to net income, excluding merger related expenses, of $7.0 million or $0.35 per diluted common share for the first quarter of 2023 and net income, excluding merger related expenses, of $7.7 million or $0.39 per diluted common share for the second quarter of 2022. When comparing net income, excluding merger related expenses, for the second quarter of 2023 to the second quarter of 2022, net income decreased $2.8 million, primarily due to decreases in net interest income of $2.1 million and noninterest income of $539 thousand, coupled with increases in both noninterest expense of $558 thousand and provision for credit losses of $467 thousand.  When comparing the second quarter of 2023 to the first quarter of 2023, excluding merger related expenses, net income decreased $1.9 million, due to decreases in net interest income of $3.2 million and noninterest income of $40 thousand, coupled with an increase in noninterest expense of $209 thousand, partially offset by a decrease in provision for credit losses of $546 thousand. Merger related expenses recorded for the second quarter of 2023 and the first quarter of 2023 were $1.2 million and $691 thousand, respectively.

For the first six months of 2023, the Company reported net income of $10.5 million, or diluted income per common share of $0.53, compared to net income of $13.1 million, or diluted income per common share of $0.66, for the first six months of 2022. When comparing net income for the first six months of 2023 to the first six months of 2022, the decrease in net income was primarily due to a decrease in noninterest income of $1.3 million and an increase in noninterest expense of $2.1 million, partially offset by an increase in net interest income of $1.1 million.

RESULTS OF OPERATIONS

Net Interest Income

Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $22.5 million for the second quarter of 2023 and $24.7 million for the second quarter of 2022. Tax-equivalent net interest income was $25.7 million for the first quarter of 2023. The decrease in net interest income when comparing the second quarter of 2023 to the second quarter of 2022 was due to increases in interest expense on interest-bearing deposits and FHLB short-term borrowings. The Company’s net interest margin decreased to 2.68% for the second quarter of 2023 from 3.18% for the first quarter of 2023 and decreased compared to 3.10% for the second quarter of 2022. The decrease in the net interest margin when compared to the first quarter of 2023 and the second quarter of 2022 was primarily due to increased funding costs as rates on deposits and borrowings increased at a faster pace than yields on loans as well as a change in the overall mix of interest-bearing liabilities. The average balance of FHLB short -term borrowings increased from $114.0 million in the first quarter of 2023 to $261.8 million in the second quarter of 2023. In addition, the migration of deposits from lower rate to higher rate accounts, specifically reciprocal deposits, contributed to the decrease in margins. The modest increase in average loan yields during the second quarter of 2023 to 4.85% from 4.79% in the first quarter of 2023 was due to a change in the overall mix of loans with more loans onboarded from lower yielding consumer mortgages than higher yielding commercial portfolios. Average consumer mortgage loans have increased from 33.0% of average loans in the fourth quarter of 2022 to 34.9% of average loans in the second quarter of 2023. Management intends to significantly decrease consumer mortgage portfolio production in the second half of 2023 and emphasize the mortgage loan production of saleable loans. In addition, management intends to reduce the annualized growth rate on all loans to between 4%-6% in the second half of 2023.

Interest Income

On a tax-equivalent basis, interest income increased $10.0 million, or 37.4%, for the second quarter of 2023 when compared to the second quarter of 2022. The improvement to interest income was the result of increases in interest and fees on loans and income from investment securities. The primary driver for the increase in interest income on loans was the higher average volume of loans of $492.8 million coupled with an increase in the average yield of 60bps.  The average balance of taxable investment securities increased $98.9 million and the average yield increased, providing $1.3 million of additional income.

On a tax-equivalent basis, interest income increased $1.6 million, or 4.5%, for the second quarter of 2023 when compared to the first quarter of 2023. The primary driver for the increase in interest income was growth in the average balance of loans of $98.3 million, or 3.8%, coupled with a higher average yield of 6bps.

Interest Expense

Interest expense increased $12.1 million, or 589.0%, when comparing the second quarter of 2023 to the second quarter of 2022. The increase in interest expense from the second quarter of 2022 was due to increases in expenses on interest-bearing deposits of $8.4 million and FHLB short-term borrowings of $3.4 million, primarily a result of an increase in the rates paid on interest-bearing deposits and an increase in the average balance of FHLB short-term borrowings of $261.2 million.

Interest expense increased $4.7 million, or 50.5%, when comparing the second quarter of 2023 to the first quarter of 2023 primarily due to increases in rates paid on interest-bearing liabilities. These interest-bearing liabilities included increases in the rate on interest-bearing deposits of 50bps and FHLB short-term borrowings of 44bps.

The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended June 30, 2023 and 2022.

	For Three Months Ended			For Three Months Ended
	June 30, 2023			June 30, 2022
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$2,709,944	$32,780	4.85%	$2,217,139	$23,490	4.25%
Investment securities:
Taxable	645,178	3,729	2.32	546,252	2,392	1.75
Tax-exempt	664	6	3.62	—	—	—
Interest-bearing deposits	13,397	170	5.09	426,535	826	0.78
Total earning assets	3,369,183	36,685	4.37%	3,189,926	26,708	3.36%
Cash and due from banks	29,923			26,162
Other assets	225,935			218,353
Allowance for credit losses	(28,730)			(15,273)
Total assets	$3,596,311			$3,419,168

Interest-bearing liabilities
Demand deposits	$685,674	3,913	2.29%	$644,881	354	0.22%
Money market and savings deposits	907,068	2,526	1.12	1,019,295	522	0.21
Certificates of deposit $100,000 or more	312,367	2,337	3.00	234,325	337	0.58
Other time deposits	225,495	1,138	2.03	221,714	298	0.54
Interest-bearing deposits	2,130,604	9,914	1.87	2,120,215	1,511	0.29
Advances from FHLB - short-term	261,797	3,449	5.28	—	—	—
Advances from FHLB - long-term	—	—	—	10,075	15	0.60
Subordinated debt	43,185	776	7.21	42,876	527	4.93
Total interest-bearing liabilities	2,435,586	14,139	2.33%	2,173,166	2,053	0.38%
Noninterest-bearing deposits	778,058			872,883
Other liabilities	19,442			19,927
Stockholders’ equity	363,225			353,192
Total liabilities and stockholders’ equity	$3,596,311			$3,419,168

Net interest spread		$22,546	2.04%		$24,655	2.98%
Net interest margin			2.68%			3.10%

Tax-equivalent adjustment
Loans		$51			$38
Investment securities		1			—
Total		$52			$38
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations.

Net Interest Income

Tax-equivalent net interest income increased $1.1 million, or 2.4%, during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase in net interest income was primarily due to an increase in total interest income of $20.7 million, or 40.6%, with interest and fees on loans driving an increase of $18.0 million, or 39.6%. The improvement of interest and fees on loans was primarily due to the increase in the average balance of loans of $472.8 million, or 21.6%. Interest on investment securities increased $3.4 million, or 78.0%, primarily due to an increase in the average balance of $110.7 million, or 20.5%. Total interest expense increased $19.6 million, or 496.5%, primarily due to a 135bps increase in rates paid on interest-bearing deposits. In addition, an increase in the average balance of FHLB short-term borrowings of $188.3 million, or 100%, increased interest expense by $4.8 million.

Interest Income

On a tax-equivalent basis, interest income increased $20.7 million, or 40.6%, for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022. The increase was primarily due to higher interest and fees on loans of $18.0 million, or 39.5%, and increased interest income on taxable investment securities of $3.4 million, or 78.0%. The increase in interest and fees on loans was due to a higher average balance of loans of $472.8 million, or 21.6%, and the increase in interest on taxable investment securities was due to a higher average balance in these securities of $110.7 million, or 20.5%.

Interest Expense

Total interest expense increased $19.6 million, or 496.5%, primarily due to a 135bps increase in rates paid on interest-bearing deposits. In addition, an increase in the average balance of FHLB short term borrowings of $188.3 million, or 100%, increased interest expense by $4.8 million.

	For Six Months Ended			For Six Months Ended
	June 30, 2023			June 30, 2022
	Average	Income(1)/	Yield/	Average	Income(1)/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets
Loans (2), (3)	$2,661,066	$63,646	4.82%	$2,188,236	$45,614	4.20%
Investment securities:
Taxable	649,329	7,793	2.42	538,676	4,377	1.64
Tax-exempt	665	15	4.55	—	—	—
Interest-bearing deposits	13,622	333	4.93	506,224	1,080	0.43
Total earning assets	3,324,682	71,787	4.35%	3,233,136	51,071	3.19%
Cash and due from banks	29,266			5,569
Other assets	226,989			224,219
Allowance for credit losses	(29,364)			(14,759)
Total assets	$3,551,573			$3,448,165

Interest-bearing liabilities
Demand deposits	$690,258	7,149	2.09%	$617,461	582	0.19%
Money market and savings deposits	955,541	4,899	1.03	1,048,634	1,120	0.22
Certificates of deposit $100,000 or more	277,096	3,413	2.48	260,312	623	0.48
Other time deposits	216,500	1,734	1.62	198,828	544	0.55
Interest-bearing deposits	2,139,395	17,195	1.62	2,125,235	2,869	0.27
Securities sold under retail repurchase agreements and federal funds purchased	—	—	—	1,377	2	0.29
Advances from FHLB - short-term	188,293	4,810	5.15	—	—	—
Advances from FHLB - long-term	—	—	—	10,096	29	0.58
Subordinated debt	43,147	1,532	7.16	42,840	1,046	4.92
Total interest-bearing liabilities	2,370,835	23,537	2.00%	2,179,548	3,946	0.37%
Noninterest-bearing deposits	798,994			893,282
Other liabilities	19,539			22,233
Stockholders’ equity	362,205			353,102
Total liabilities and stockholders’ equity	$3,551,573			$3,448,165

Net interest spread		$48,250	2.35%		$47,125	2.82%
Net interest margin			2.93%			2.94%

Tax-equivalent adjustment
Loans		$89			$77
Investment securities		3			—
Total		$92			$77
(1)	All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2)	Average loan balances include nonaccrual loans.
(3)	Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations.

Noninterest Income

Total noninterest income for the second quarter of 2023 decreased $40 thousand from $5.33 million to $5.29 million compared to the first quarter of 2023 and decreased $539 thousand, or 9.2%, when compared to $5.83 million in the second quarter of 2022. The decrease compared to the first quarter of 2023 was primarily due to decreases in other loan and fee income, rental income and trust and investment fee income, partially offset by increases in interchange credits, mortgage banking revenue, service charges on deposit accounts, and revenue from the Title Company. The decrease in noninterest income when compared to the second quarter of 2022 was primarily due to decreases in revenue from the Title Company, service charges on deposit accounts and revenue associated with mortgage banking, partially offset by increases in interchange credits and other fees on bank services.

Total noninterest income for the six months ended June 30, 2023 decreased $1.3 million, or 10.5%, when compared to the same period in 2022. The decrease in noninterest income consisted of revenue associated with the mortgage division, title company revenue and service charges on deposit accounts, partially offset by an increase interchange credits and other noninterest income.

Noninterest Expense

Total noninterest expense, excluding merger related expenses, for the second quarter of 2023 increased $209 thousand to $20.4 million, or 1.0%, when compared to the first quarter of 2023 expense of $20.2 million and increased $558 thousand, or 2.8%, when compared to the second quarter of 2022 expense of $19.9 million. The increase in noninterest expense when compared to the first quarter of 2023 was primarily due to increases in FDIC insurance premiums, salaries and wages and legal and professional fees partially offset by decreases in employee related benefits. The increase from the second quarter of 2022 was primarily due to increases in FDIC insurance premiums, legal and professional fees and employee related benefits partially offset by decreases in other loan expense.

Total noninterest expense, excluding merger related expenses, for the six months ended June 30, 2023 increased $1.2 million, or 2.9%, when compared to the same period in 2022. The increase was primarily the result of an increase in employee benefits, occupancy expense, other intangibles, data processing costs, other noninterest expenses, and FDIC insurance premiums due to recent volatility in the banking industry and additional legal and professional fees related to a larger overall organization.

Provision for Credit Losses

The provision for credit losses was $667 thousand for the three months ended June 30, 2023. The comparable amounts were $1.2 million and $200 thousand for the three months ended March 31, 2023, and June 30, 2022, respectively. The provision for the second quarter of 2023 reflected the strong growth in total loans compared to the first quarter of 2023 and declined slightly based on the composition of growth and the Company’s evaluation of factors used in developing its estimate. The increase in the provision when compared to the second quarter of 2022 was primarily a result of higher reserves required by the Company’s CECL allowance model as compared to the incurred loss model utilized in 2022. Net charge-offs for the second quarter of 2023 were $50 thousand, compared to net charge-offs of $20 thousand for the first quarter of 2023 and net recoveries of $573 thousand for the second quarter of 2022.

The provision for credit losses for the six months ended June 30, 2023 and 2022 was $1.9 million and $800 thousand, respectively. The increase in the provision for credit losses was the result of loan growth during the first six months of 2023 outpacing loan growth during the first six months of 2022 by $51.7 million as well as higher levels of reserves required by the Company’s CECL allowance model as compared to the incurred loss methodology utilized in 2022.

Income Taxes

The Company reported income tax expense of $1.5 million for the second quarter of 2023, $2.7 million for the second quarter of 2022 and $2.4 million for the first quarter of 2023. Income tax expense decreased when compared to the second quarter of 2022 and the first quarter of 2023 due to lower pre-tax earnings. The effective tax rate for the second quarter of 2023 was 27.1%, 27.4% for the first quarter of 2023, and 26.2% for the second quarter of 2022. Income tax expense was $3.9 million for the six months ended June 30, 2023, and $4.6 million for the six months ended June 30, 2022. The effective tax rate was 27.3% for the six months ended June 30, 2023, and 25.9% for the six months ended June 30, 2022. The higher rate for the six months period in 2023 was due to an increase in merger-related nondeductible expenses and apportionment of earnings in states with higher tax rates.

ANALYSIS OF FINANCIAL CONDITION

Loans Held for Sale

The Bank originates residential mortgage loans for sale on the secondary market, which are recorded at fair value. At June 30, 2023 and December 31, 2022, the fair value of loans held for sale amounted to $6.8 million and $4.2 million, respectively.

The Bank makes certain representations to purchasers in the sale of the mortgage loans related to loan ownership, loan compliance and legality, and accurate documentation. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, the Bank may be required to repurchase the loan or indemnify the purchaser.

Loans Held for Investment

The following tables represent the composition of the Company’s loan portfolio at June 30, 2023 and December 31, 2022.

	June 30, 2023
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans
Construction	$208,230	$11,998	$220,228
Residential real estate	824,497	113,654	938,151
Commercial real estate	957,911	172,435	1,130,346
Commercial	104,597	33,714	138,311
Consumer	325,425	614	326,039
Total loans excluding PPP loans	2,420,660	332,415	2,753,075
PPP loans	148	—	148
Total loans	$2,420,808	$332,415	$2,753,223
Allowance for credit losses			(29,014)
Total loans, net			$2,724,209

	December 31, 2022
		Loans acquired from
(Dollars in thousands)	Legacy Loans	Severn acquisition	Total Loans
Construction	$226,908	$19,411	$246,319
Residential real estate	680,423	130,074	810,497
Commercial real estate	879,265	186,144	1,065,409
Commercial	111,826	35,843	147,669
Consumer	285,315	711	286,026
Total loans excluding PPP loans	2,183,737	372,183	2,555,920
PPP loans	187	—	187
Total loans	$2,183,924	$372,183	$2,556,107
Allowance for credit losses			(16,643)
Total loans, net			$2,539,464

The acquisition of Severn added $584.6 million in total loans as of October 31, 2021, of which $332.4 million in total loans remained outstanding as of June 30, 2023. Excluding these loans and PPP loans, total legacy loans increased $236.9 million, or 10.8%, when compared to December 31, 2022. Most of our loans, excluding PPP loans, are secured by real estate and are classified as construction, residential or commercial real estate loans. The increase in legacy loans, excluding PPP loans, was comprised of increases in residential real estate loans of $144.1 million, or 21.2%, consumer loans of $40.1 million, or 14.1% and commercial real estate loans of $78.6 million or 8.9%, partially offset by decreases in construction loans of $18.7 million, or 8.2%, and commercial loans of $7.2 million, or 6.5%, at June 30, 2023 compared to December 31, 2022. At June 30, 2023, the legacy loan portfolio, excluding PPP loans, was comprised of 39.6% commercial real estate, 34.1% residential real estate, 13.4% consumer, 8.6% construction and 4.3% commercial. That compares to 40.3%, 31.2%, 13.1%, 10.4% and 5.1%, respectively, at December 31, 2022. We do not engage in foreign or subprime lending activities. See Note 5, “Loans and Allowance for Credit Losses”, in the Notes to Consolidated Financial Statements and below under the caption “Allowance for Credit Losses” for additional information.

Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. Construction loans were $220.2 million, or 8.0% of total loans, at June 30, 2023 and $246.3 million, or 9.6% of total loans, at December 31, 2022. Commercial real estate loans were $1.13 billion, or 41.1% of total loans, at June 30, 2023, compared to $1.07 billion, or 41.7% of total loans, at December 31, 2022.

The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Company, like many community banks, has a concentration in commercial real estate loans, and the Company has experienced significant growth in its commercial real estate portfolio in recent years. At June 30, 2023, non-owner-occupied commercial real estate loans (including construction, land and land development loans) represented 287.5% of total risk-based capital. At such time, construction, land and land development loans represented 60.9% of total risk-based capital.

The commercial real estate portfolio (including construction) has increased 94.4% during the prior 36 months. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include periodic stress testing analysis to evaluate changes to cash flows, owing to interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

Allowance for Credit Losses on Loans

The allowance for credit losses was $29.0 million at June 30, 2023, $16.6 million at December 31, 2022 and $15.5 million at June 30, 2022. There were net charge-offs of $50 thousand for the second quarter of 2023, compared to net charge-offs of $20 thousand for the first quarter of 2023 and net recoveries of $573 thousand for the second quarter of 2022. The ratio of annualized net charge-offs to average loans was 0.01% for the second quarter of 2023, compared to annualized net charge-offs of 0.00% for the first quarter of 2023 and annualized net recoveries of 0.10% for the second quarter of 2022. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to maintain overall credit quality. The allowance for credit losses on loans as a percentage of period-end loans was 1.05% at June 30, 2023 and 0.65% at December 31, 2022.

The following tables present a summary of the activity in the allowance for credit losses at or for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended
	June 30, 2023			June 30, 2022
			Percentage of net			Percentage of net
			charge-offs (recoveries)			charge-offs (recoveries)
			(annualized) to			(annualized) to
			average loans			average loans
		Net (charge-offs)	outstanding		Net (charge-offs)	outstanding
(Dollars in thousands)	Average balances	recoveries	during the year	Average balances	recoveries	during the year
Construction	$228,689	$4	(0.01)%	$253,742	$4	(0.01)%
Residential real estate	902,353	3	-	670,999	69	(0.04)
Commercial real estate	1,109,044	—	-	932,782	549	(0.24)
Commercial	138,067	1	-	164,944	(50)	0.12
Consumer	324,454	119	0.07	177,531	1	-
Total	$2,702,607	$127	0.01%	$2,199,998	$573	(0.10)%

Allowance for credit losses at period end as a percentage of total period end loans (1)	1.05%	0.68%
Allowance for credit losses at period end as a percentage of total period end loans (2)	1.05%	0.89%
Allowance for credit losses at period end as a percentage of average loans (3)	1.07%	0.70%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans	833.50%	574.94%

(1)	At June 30, 2023 and June 30, 2022, these ratios included all loans held for investment, including PPP loans of $148 thousand and $1.7 million, respectively.
(2)	For 2023, this ratio excludes only PPP loans given the Company’s adoption of the CECL standard. For periods in 2022, this ratio excludes PPP loans and loans acquired in the Severn and Northwest branch acquisitions.
(3)	At June 30, 2023 and June 30, 2022, these ratios included all loans held for investment, including average PPP loans of $157 thousand and $7.6 million, respectively.

	For the Six Months Ended
	June 30, 2023			June 30, 2022
			Percentage of net			Percentage of net
			charge-offs (recoveries)			charge-offs (recoveries)
			(annualized) to			(annualized) to
			average loans			average loans
		Net (charge-offs)	outstanding		Net (charge-offs)	outstanding
(Dollars in thousands)	Average balances	recoveries	during the year	Average balances	recoveries	during the year
Construction	$238,540	$7	(0.01)%	$253,156	$7	(0.01)%
Residential real estate	869,069	34	(0.01)	658,108	115	(0.04)
Commercial real estate	1,094,387	—	-	917,956	699	(0.15)
Commercial	139,975	8	(0.01)	169,525	(74)	0.09
Consumer	312,877	(119)	0.08	169,298	(8)	0.01
Total	$2,654,848	$(70)	0.01%	$2,168,043	$739	(0.07)%

Allowance for credit losses at period end as a percentage of total period end loans (1)	1.05%	0.68%
Allowance for credit losses at period end as a percentage of total period end loans (2)	1.05%	0.89%
Allowance for credit losses at period end as a percentage of average loans (3)	1.09%	0.71%
Allowance for credit losses at period end as a percentage of period end nonaccrual loans	833.50%	574.94%

(1)	At June 30, 2023 and June 30, 2022, these ratios included all loans held for investment, including PPP loans of $148 thousand and $1.7 million, respectively.
(2)	For 2023, this ratio excludes only PPP loans given the Company’s adoption of the CECL standard. For periods in 2022, this ratio excludes PPP loans and loans acquired in the Severn and Northwest branch acquisitions.
(3)	At June 30, 2023 and June 30, 2022, these ratios included all loans held for investment, including average PPP loans of $166 thousand and $13.0 million, respectively.

Nonperforming Assets

As shown in the following table, nonperforming assets were $4.7 million at June 30, 2023 and $3.9 million at December 31, 2022. The balance of nonperforming assets increased primarily due to an increase in total nonaccrual loans of $1.6 million, or 82.4%.

The following table summarizes our nonperforming assets at June 30, 2023 and December 31, 2022.

(Dollars in thousands)	June 30, 2023	December 31, 2022
Nonperforming assets
Nonaccrual loans	$3,481	$1,908
Total loans 90 days or more past due and still accruing	1,050	1,841
Other real estate owned	179	197
Total nonperforming assets	$4,710	$3,946

As a percent of total loans:
Nonaccrual loans	0.13%	0.07%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.17%	0.15%

As a percent of total assets:
Nonaccrual loans	0.10%	0.05%
Nonperforming assets	0.13%	0.11%

Investment Securities

The investment portfolio includes debt and equity securities. Securities are classified as either available for sale or held to maturity. Investment securities available for sale are stated at estimated fair value based on quoted prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity.

Investment securities in the held to maturity category are stated at cost adjusted for amortization of premiums and accretion of discounts and the allowance for credit losses. We have the intent and ability to hold such securities until maturity. At June 30, 2023, 12.7% of the portfolio of debt securities was classified as available for sale and 87.3% was classified as held to maturity, compared to 14.5% and 85.5% respectively, at December 31, 2022. See Note 3 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.

Investment securities, including restricted stock, totaled $637.5 million at June 30, 2023, a $18.0 million, or 2.7%, decrease since December 31, 2022. At June 30, 2023, 74.5% of the securities available for sale were mortgage-backed, 23.1% were U.S. Government agencies and 2.3% were corporate bonds, compared to 76.0%, 21.7% and 2.3%, respectively, at year-end 2022. At June 30, 2023, 69.8% of the securities held to maturity were mortgage-backed, 27.9% were U.S. Government agencies, 2.0% were subordinated debt instruments and less than 1% were community reinvestment bonds, compared to 70.4%, 27.2%, 2.1% and less than 1%, respectively, at year-end 2022. Our investments in mortgage-backed securities are issued or guaranteed by U.S. Government agencies or government-sponsored agencies.

Deposits

Total deposits at June 30, 2023 amounted to $2.94 billion, a decrease of $72.3 million, or 2.4%, when compared to the level at December 31, 2022. The decrease in total deposits consisted of a decrease in money market and savings accounts of $157.3 million and $83.1 million in noninterest bearing deposits partially offset by an increase in total time deposits of $168.0 million. The decrease in money market and savings accounts was mainly due to competitive market pressures for these products. The decrease in noninterest bearing deposits were mainly due to a shift to higher yielding accounts.

Total estimated uninsured deposits were $503.5 million or 17.1% of total deposits at June 30, 2023 and $671.1 million or 22.3% of total deposits at December 31, 2022.

Short-Term Borrowings

The Company had $276.0 million of short-term borrowings consisting of short-term advances with the FHLB as of June 30, 2023, compared to short-term borrowings consisting of advances with the FHLB of $40.0 million at December 31, 2022. This increase was due to funding needs as a result of the decrease in deposits and the increase in loans. Other short-term borrowings may consist of overnight borrowing from correspondent banks or securities sold under agreements to repurchase, primarily with commercial depositors. Short-term advances are defined as those with original maturities of one year or less. At June 30, 2023 and December 31, 2022, the Company had no securities sold under agreements to repurchase or overnight borrowings from correspondent banks.

Long-Term Debt

The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. There were no long-term borrowings from the FHLB outstanding at June 30, 2023 and December 31, 2022.

On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% of Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

As a result of the Severn merger, the Company acquired Junior Subordinated Debt Securities due in 2035 which had an outstanding principal balance of $20.6 million. The debt balance of $18.5 million at June 30, 2023 and $18.4 million at December 31, 2022 was presented net of a fair value adjustment of $2.1 million and $2.2 million, respectively.

Liquidity and Capital Resources

We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net decrease in cash and cash equivalents was $9.7 million for the first six months of 2023 compared to a decrease of $180.6 million for the first six months of 2022. The decrease in cash and cash equivalents in 2023 was mainly due to funding net loan growth of $196.2 million.

To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other correspondent banks whereby it has $15 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. The Bank is also a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had available lendable collateral of approximately $264.4 million and $298.9 million at June 30, 2023 and December 31, 2022, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB.

Total stockholders’ equity decreased $1.1 million, or less than 1%, to $363.1 million at June 30, 2023 when compared to December 31, 2022 primarily due to a $7.8 million CECL adjustment in the first quarter of 2023 and dividends paid of $4.8 million, partially offset by $10.5 million in current year earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1,250%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank and the Company were deemed “well capitalized” under applicable regulatory capital requirements at June 30, 2023.

The following tables present the applicable capital ratios for the Company and the Bank as of June 30, 2023 and December 31, 2022.

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
June 30, 2023	ratio	ratio	capital ratio	capital ratio
Shore Bancshares, Inc.	9.09%	11.04%	11.72%	13.69%
Shore United Bank	9.38%	12.07%	12.07%	13.15%

	Tier 1	Common Equity	Tier 1	Total
	leverage	Tier 1	risk-based	risk-based
December 31, 2022	ratio	ratio	capital ratio	capital ratio
Shore Bancshares, Inc.	9.52%	11.62%	12.33%	13.91%
Shore United Bank	9.92%	12.82%	12.82%	13.47%

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934, as amended (“Exchange Act”) with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including Shore Bancshares, Inc.’s principal executive officer (“PEO”) and its principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2023 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at June 30, 2023.

There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report for the year ended December 31, 2022. Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and those referenced in other reports on file with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s common stock, par value $0.01 per share (“Common Stock”), during the quarter-to-date period ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. Exhibits.

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of December 14, 2022, between Shore Bancshares, Inc. and The Community Financial Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on December 14, 2022)

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).

3.1(ii)	Articles of the Amendment of the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 3, 2023).

3.1(iii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock Series A (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009).

3.1(iv)

Articles Supplementary relating to the reclassification of the Fixed Rate Cumulative Perpetual Preferred Stock Series A, as common stock (incorporated by reference to Exhibit 3.1(i) of the Company’s Form 8-K filed on June 17, 2009).

3.2	Second Amended and Restated By-Laws, dated July 1, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on July 3, 2023).

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed March 13, 2020).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010).

10.1

Assumption and Amendment of Employment Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and James M. Burke (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 3, 2023).

10.2

Assumption and Amendment of Employment Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and Todd L. Capitani (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 3, 2023).

10.3	Retention Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and James M. Burke (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 3, 2023)

10.4

Retention Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and Todd L. Capitani (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on July 3, 2023).

10.5	Retention Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and Donna Stevens (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on July 3, 2023).

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).

101	Inline Interactive Data File

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: August 14, 2023	By:	/s/ James M. Burke
James M. Burke
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Todd L. Capitani
Todd L. Capitani
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)