Form 10-Q
period 2023-09-30
SHORE BANCSHARES INC
filed 2023-11-14
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 0-22345
SHORE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1974638
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18 E. Dover Street, Easton, Maryland	21601
(Address of Principal Executive Offices)	(Zip Code)
(410) 763-7800
Registrant’s Telephone Number, Including Area Code
Not applicable
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of November 13, 2023 was 33,145,695.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and due from banks	$68,097	$37,661
Interest-bearing deposits with other banks	40,612	17,838
Cash and cash equivalents	108,709	55,499
Investment securities:
Available-for-sale, at fair value (amortized cost of $93,052 (2023) and $95,999 (2022))	79,143	83,587
Held to maturity, net of allowance for credit losses of $126 (2023) (fair value of $445,652 (2023) and $494,627 (2022))	523,051	559,455
Equity securities, at fair value	5,434	1,233
Restricted securities, at cost	13,361	11,169
Loans held for sale, at fair value	14,725	4,248

Loans held for investment ($9,302 (2023) and $8,437 (2022), at fair value)	4,617,719	2,556,107
Less: allowance for credit losses	(57,051)	(16,643)
Loans, net	4,560,668	2,539,464

Premises and equipment, net	81,149	51,488
Goodwill	63,266	63,266
Core deposit intangible, net	50,685	5,547
Other real estate owned, net	179	197
Mortgage servicing rights, at fair value	5,890	5,275
Right-of-use assets	12,741	9,629
Cash surrender value on life insurance	100,950	59,218
Accrued interest receivable	15,683	9,384
Deferred income taxes	48,699	7,357
Other assets	24,392	11,260
TOTAL ASSETS	$5,708,725	$3,477,276

LIABILITIES
Deposits:
Noninterest-bearing	$1,211,401	$862,015
Interest-bearing	3,897,343	2,147,769
Total deposits	5,108,744	3,009,784
Advances from FHLB - short-term	—	40,000
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS")	29,079	18,398
Subordinated debt	42,956	24,674
Total borrowings	72,035	83,072
Lease liabilities	13,082	9,908
Other liabilities	9,933	10,227
TOTAL LIABILITIES	5,203,794	3,112,991

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 33,136,182 (2023) and 19,864,956 (2022)	331	199
Additional paid in capital	355,575	201,494
Retained earnings	159,134	171,613
Accumulated other comprehensive loss	(10,109)	(9,021)
TOTAL STOCKHOLDERS' EQUITY	504,931	364,285
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,708,725	$3,477,276
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF (LOSS)/INCOME (Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$64,869	$25,924	$128,424	$71,458
Interest and dividends on taxable investment securities	5,047	3,186	12,840	7,562
Interest and dividends on tax-exempt investment securities	27	—	41	—
Interest on federal funds sold	92	—	92	—
Interest on deposits with other banks	1,213	1,466	1,546	2,546
Total interest income	71,248	30,576	142,943	81,566

INTEREST EXPENSE
Interest on deposits	23,473	2,561	40,668	5,429
Interest on short-term borrowings	692	—	5,501	2
Interest on long-term borrowings	1,461	700	2,992	1,776
Total interest expense	25,626	3,261	49,161	7,207

NET INTEREST INCOME	45,622	27,315	93,782	74,359
Provision for credit losses	28,176	675	30,056	1,475

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	17,446	26,640	63,726	72,884

NONINTEREST INCOME
Service charges on deposit accounts	1,505	1,509	3,981	4,306
Trust and investment fee income	1,933	421	2,764	1,383
Loss on sales and calls of investment securities	(2,166)	—	(2,166)	—
Interchange credits	1,557	1,241	4,081	3,532
Mortgage-banking revenue	1,377	680	3,408	3,643
Title Company revenue	89	397	412	1,146
Bargain purchase gain	12,169	—	12,169	—
Other noninterest income	1,873	1,096	4,317	3,214
Total noninterest income	18,337	5,344	28,966	17,224

NONINTEREST EXPENSE
Salaries and wages	14,183	8,562	31,822	27,022
Employee benefits	3,607	2,191	8,968	7,122
Occupancy expense	2,245	1,496	5,463	4,548
Furniture and equipment expense	750	533	1,761	1,370
Data processing	2,485	1,759	6,022	5,034
Directors' fees	295	217	730	617
Amortization of core deposit intangible	2,634	499	3,510	1,528
FDIC insurance premium expense	618	339	1,747	1,111
Other real estate owned expenses, net	2	1	2	52
Legal and professional fees	1,217	756	2,926	2,204
Merger-related expenses	14,866	159	16,754	1,130
Other noninterest expenses	4,256	2,387	9,956	7,585
Total noninterest expense	47,158	18,899	89,661	59,323
(Loss)/income before income taxes	(11,375)	13,085	3,031	30,785
Income tax (benefit) expense	(4,991)	3,427	(1,060)	8,016
NET (LOSS) INCOME	$(6,384)	$9,658	$4,091	$22,769

Basic and diluted net (loss) income per common share	$(0.19)	$0.49	$0.17	$1.15
Dividends paid per common share	$0.12	$0.12	$0.36	$0.36
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Net (loss) income	$(6,384)	$9,658	$4,091	$22,769

Other comprehensive loss:
Investment securities:
Unrealized holding losses on available-for-sale-securities	(2,132)	(4,307)	(1,498)	(13,533)
Tax effect	584	1,177	410	3,696
Total other comprehensive loss	(1,548)	(3,130)	(1,088)	(9,837)
Comprehensive (loss) income	$(7,932)	$6,528	$3,003	$12,932
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balances, January 1, 2023	$199	$201,494	$171,613	$(9,021)	$364,285
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(7,818)	—	(7,818)
Net income	—	—	6,457	—	6,457
Other comprehensive income	—	—	—	860	860
Common shares issued for employee stock purchase plan	—	87	—	—	87
Stock-based compensation	—	155	—	—	155
Cash dividends declared	—	—	(2,388)	—	(2,388)
Balances, March 31, 2023	$199	$201,736	$167,864	$(8,161)	$361,638

Net income	$—	$—	$4,018	$—	$4,018
Other comprehensive loss	—	—	—	(400)	(400)
Common shares issued for employee stock purchase plan	—	102	—	—	102
Stock-based compensation	—	170	—	—	170
Cash dividends declared	—	—	(2,388)	—	(2,388)
Balances, June 30, 2023	$199	$202,008	$169,494	$(8,561)	$363,140

Net loss	$—	$—	$(6,384)	$—	$(6,384)
Other comprehensive loss	—	—	—	(1,548)	(1,548)
TCFC acquisition	132	152,954	—	—	153,086
Common shares issued for employee stock purchase plan	—	84	—	—	84
Stock-based compensation	—	529	—	—	529
Cash dividends declared	—	—	(3,976)	—	(3,976)
Balances, September 30, 2023	$331	$355,575	$159,134	$(10,109)	$504,931

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) - Continued

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balances, January 1, 2022	$198	$200,473	$149,966	$56	$350,693
Net Income	—	—	5,613	—	5,613
Other comprehensive loss	—	—	—	(2,228)	(2,228)
Common shares issued for employee stock purchase plan	—	37	—	—	37
Stock-based compensation	—	130	—	—	130
Cash dividends declared	—	—	(2,381)	—	(2,381)
Balances, March 31, 2022	$198	$200,640	$153,198	$(2,172)	$351,864

Net Income	$—	$—	$7,499	$—	$7,499
Other comprehensive loss	—	—	—	(4,479)	(4,479)
Common shares issued for employee stock purchase plan	—	102	—	—	102
Stock-based compensation	—	172	—	—	172
Cash dividends declared	—	—	(2,381)	—	(2,381)
Balances, June 30, 2022	$198	$200,914	$158,316	$(6,651)	$352,777

Net Income	$—	$—	$9,658	$—	$9,658
Other comprehensive loss	—	—	—	(3,130)	(3,130)
Common shares issued for employee stock purchase plan	1	124	—	—	125
Stock-based compensation	—	175	—	—	175
Cash dividends declared	—	—	(2,384)	—	(2,384)
Balances, September 30, 2022	$199	$201,213	$165,590	$(9,781)	$357,221
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Nine Months Ended September 30,
(In thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,091	$22,769
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net accretion of acquisition accounting estimates	(6,672)	(1,225)
Provision for credit losses	30,056	1,475
Depreciation and amortization	6,847	4,253
Net amortization of securities	724	1,121
Amortization of debt issuance costs	92	92
Bargain purchase gain	(12,169)	—
(Gain) on mortgage banking activities	(2,602)	(2,526)
Proceeds from sale of mortgage loans held for sale	80,846	128,595
Originations of loans held for sale	(89,485)	(98,020)
Stock-based compensation expense	853	477
Deferred income tax (benefit)	(934)	(723)
Losses on sales and calls of securities	2,166	—
Loss (Gain) on valuation adjustments on mortgage servicing rights	5	(459)
Valuation adjustments on premises transferred to held for sale	271	—
(Gain) Loss on sales and valuation adjustments on other real estate owned	(3)	44
Fair value adjustments on loans held for investments, at fair value	492	—
Fair value adjustment on equity securities	177	162
Bank owned life insurance income	(1,305)	(702)
Net changes in:
Accrued interest receivable	2,810	(721)
Other assets	(10,145)	(304)
Accrued interest payable	1,192	(217)
Other liabilities	(20,663)	(4,030)
Net cash (used in) provided by operating activities	(13,356)	50,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	12,304	16,719
Proceeds from the sale of acquired AFS securities	434,215	—
Proceeds from maturities and principal payments of investment securities held to maturity	35,023	40,603
Proceeds from sale of loans held for investment	8,611	—
Purchases of securities held to maturity	—	(207,466)
Purchases of equity securities	(41)	(12)
Purchase of restricted securities	(26,076)	(5,735)
Net change in loans	(297,999)	(280,874)
Purchases of premises and equipment	(3,654)	(2,274)
Proceeds from sales of other real estate owned	21	394
Improvements to other real estate owned	—	(34)
Redemption of restricted securities	28,224	—
Purchases of bank owned life insurance	(187)	(10,131)
Proceeds from disposal of premises held for sale	721	—
Cash acquired in the acquisition of TCFC, net of cash paid	25,372	—
Net cash provided by (used in) investing activities	216,534	(448,810)

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

	For Nine Months Ended September 30,
(In thousands)	2023	2022

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	(239,293)	(33,689)
Interest-bearing deposits	206,804	23,156
Short-term borrowings	(109,000)	(4,143)
Common stock dividends paid	(8,752)	(7,146)
Issuance of common stock	273	264
Net cash provided by (used in) financing activities	(149,968)	(21,558)
Net increase (decrease) in cash and cash equivalents	53,210	(420,307)
Cash and cash equivalents at beginning of period	55,499	583,613
Cash and cash equivalents at end of period	$108,709	$163,306

Supplemental cash flows information:
Interest paid	$47,243	$7,705
Income taxes paid	$7,894	$7,070
Recognition (remeasurement of) lease liabilities arising from right-of-use assets	$45	$(616)
Transfers from loans to other real estate owned	$—	$69
Unrealized losses on securities available for sale	$(1,498)	$(13,533)
Transfer of premises to held for sale (included in other assets)	$750	$—
See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)
Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2023, the consolidated results of income and comprehensive income for the three and nine months ended September 30, 2023 and 2022, changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022, have been included. All such adjustments were of a normal recurring nature. The amounts as of December 31, 2022 were derived from the 2022 audited financial statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2022. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.
When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries, Shore United Bank, N.A. (the “Bank”) and Mid-Maryland Title Company, Inc. (the “Title Company”).
Pending Recent Accounting Standards
ASU No. 2022-03 - In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.
Note 2 – Adoption of Accounting Standards
On January 1, 2023, the Company adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” ASU 2019-10, “Financial instruments – Credit losses (Topic 326), Derivatives and hedging (Topic 815), and Leases (Topic 842) – Effective dates,” ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses,” ASU 2020-02, “Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842),” ASU 2020-03, “Codification Improvements to Financial Instruments” and ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326) – Troubled Debt Restructurings and Vintage Disclosures” (collectively, ASC 326). The significant impacts of adopting these standards and related updates to the Company’s accounting policies are discussed below.
ASC 326 requires entities to estimate an allowance for credit losses (“ACL”) on certain types of financial instruments measured at amortized cost using a current expected credit losses (“CECL”) methodology, replacing the incurred loss methodology from prior GAAP. It also applies to unfunded commitments to extend credit, including loan commitments, standby letters of credit, and other similar instruments. The impairment model for available-for-sale (“AFS”) debt securities was modified and ASC 326 also provided for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Additionally, the measurement principles for modifications of loans to borrowers experiencing financial difficulty were modified, including how the ACL is measured for such loans.
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
ASC 326 also replaced the Company’s previous accounting policies for purchased credit-impaired (“PCI”) loans and troubled-debt restructurings (“TDRs”). With the adoption of ASC 326, loans previously designated as PCI loans were designated as purchased loans with credit deterioration (“PCD loans”). The Company adopted ASC 326 using the prospective transition approach for PCD loans that were previously identified as PCI and accounted for under ASC 310-30. On January 1, 2023, the Company’s PCD loans were adjusted to reflect the addition of expected credit losses to the amortized cost basis of the loans and a corresponding increase to the ACL. The remaining noncredit discount, which represents the difference between the adjusted amortized cost basis and the outstanding principal balance on PCD loans, will be accreted into interest income over the estimated remaining lives of the loans using the effective interest rate method. The evaluation of the ACL will include PCD loans together with other loans that share similar risk characteristics, rather than using the separate pools that were used under PCI accounting, unless the loans are specifically identified for individual evaluation under our CECL methodology. The adoption of ASC 326 also replaced previous TDR accounting guidance, and the evaluation of the ACL will include loans previously designated as TDRs together with other loans that share similar risk characteristics, unless the loans are specifically identified for individual evaluation under our CECL methodology.
The following table shows the impact of the Company's adoption of ASC 326 on loans, the ACL, and the Company’s reserve for unfunded commitments.

	January 1, 2023
(Dollars in thousands)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Change
Total Loans, gross	$2,556,267	$2,556,107	$160
Allowance for credit losses	(27,434)	(16,643)	(10,791)
Total loans, net	$2,528,833	$2,539,464	$(10,631)

Liabilities: Reserve for Unfunded Commitments	$581	$316	$265
As discussed in Note 3, the Company completed the merger with The Community Financial Corporation (“TCFC”) on July 1, 2023. Due to inconsistencies with historical loan loss data between the Bank and TCFC, management updated the methodology used to estimate the probability of default and the independent economic variables used to forecast default rates. Due to the lack of uniformity of historical data used for probability default data between the legacy banks, management concluded that the exclusive use of either legacy model was inappropriate in a post-merger environment. As a result, management engaged the model vendor to perform a Loss Driver Analysis ("LDA"), which utilized the legacy Shore United and legacy CBTC’s Call Report data to derive gross loan balances and charge-off data on a quarterly basis dating back to 2004. Using this data, the vendor performed regression analyses of a number of independent economic variables to determine the "best fit" of the economic variable to be used as a predictor of expected losses or the periodic default rate ("PDR"). Loss Given Default (“LGD”) values were calculated utilizing Frye-Jacobs model using the same historical gross-charge-off data derived from the Call Reports. In conjunction with our change in methodology used to derive the PDR/LGD, management also reassessed our qualitative factor overlay design.
The following table shows the impact of change in methodology.

(Dollars in thousands)	Balance as of June 30, 2023	Impact of methodology change	Balance as of adoption of methodology change
Construction	$2,386	$33	$2,419
Residential real estate	9,151	4,016	13,167
Commercial real estate	10,267	1,065	11,332
Commercial	1,956	442	2,398
Consumer	5,254	1,791	7,045
Total allowance	$29,014	$7,347	$36,361
The following accounting policies have been updated in connection with the adoption of ASC 326 and apply to periods beginning after December 31, 2022. Accounting policies applying to prior periods are described in the 2022 Annual Report, as discussed above.
Investments in Debt Securities
Investments in debt securities are classified as either held to maturity (“HTM”), AFS, or trading, based on management’s intent. Currently, the Company has classified its debt securities within the AFS and HTM classifications. Debt securities purchased with the positive intent and ability to hold to maturity are classified as HTM and are recorded at amortized cost, net of any ACL. Debt securities not classified as HTM are classified as AFS and are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income (loss).
Gains or losses are recognized in net income on the trade date using the amortized cost of the specific security sold. Purchase premiums are recognized in interest income using the effective interest rate method over the period from purchase to maturity or, for callable securities, the earliest call date, and purchase discounts are recognized in the same manner from purchase to maturity.

The Company has elected to exclude accrued interest receivable from the amortized cost basis and fair value of its HTM and AFS debt securities and has included such accrued interest of $2.0 million at September 30, 2023 within the accrued interest receivable line item of the Consolidated Balance Sheets.
The Company estimates an ACL for held to maturity debt securities on a collective basis by major security type and standard credit rating. Certain securities in our HTM securities portfolio are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be zero and, therefore, we do not record an ACL.
The estimate of an ACL on our HTM securities that are not guaranteed by the U.S. government considers historical credit loss information and severity of loss in the event of default and leverages external data. No ACL is recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income.
An ACL on held to maturity debt securities that do not share common risk characteristics with our collective portfolio are individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows and the recorded amortized cost basis of the security.
For debt securities AFS, impairment is recognized in its entirety in net income if either (i) we intend to sell the security or (ii) it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-likely-than-not that the Company will be required to sell the security before recovery, the Company evaluates unrealized losses to determine whether a decline in fair value below amortized cost basis is a result of a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security, or other factors such as changes in market interest rates. If a credit loss exists, an ACL is recorded that reflects the amount of the impairment related to credit losses, limited by the amount by which the specific security’s amortized cost basis exceeds its fair value. Changes in the ACL are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities AFS not resulting from credit losses are recorded in other comprehensive income (loss). The Company regularly reviews unrealized losses in its investments in securities and cash flows expected to be collected from impaired securities based on criteria including the extent to which market value is below amortized cost, the financial health of and specific prospects for the issuer, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery.
Loans Held for Investment
The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the ACL. The Company has elected to exclude accrued interest receivable from the amortized cost basis of its loans held for investment and has included such accrued interest of $13.6 million at September 30, 2023 within the accrued interest receivable line item of the Consolidated Balance Sheets. Interest on loans is recorded to interest income based on the contractual rates and the amount of outstanding principal of the loans. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method.
Loans acquired in a business combination are recorded at estimated fair value on the date of acquisition. In the case of loans that have experienced more than insignificant deterioration in credit quality since origination as of the acquisition date, the loan’s amortized cost basis is increased above estimated fair value by the amount of expected credit losses as of the acquisition date, and a corresponding ACL is also recorded.
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
Cash flow projections and estimated expected losses on loans which share common risk characteristics are based in part on forecasts economic independent variables, namely the national unemployment rate, 10 year Treasury rate and changes in GDP that are reasonable and supportable over a twelve month period and incorporated into the estimate of expected credit losses using a statistical regression analysis. For periods beyond those for which reasonable and supportable forecasts are available, projections are based on a reversion of the corresponding economic independent variable from the last forecast to a historical average level over the following twelve months.
Management’s estimate of the ACL on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management include changes in general market, economic and business conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral; and other factors as deemed necessary and appropriate. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
Reserve for Unfunded Commitments
The Company records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancellable by the Company. The reserve for unfunded commitments is measured based on the principles utilized in estimating the ACL on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses. During the three and nine months ended September 30, 2023, the Company recorded a $241,000 and $308,000, respectively, provision for credit losses associated with its unfunded commitments.

Note 3 – Business Combinations
On July 1, 2023 (the “Acquisition Date”), the Company completed the acquisition of TCFC, a Maryland charted commercial bank, in accordance with the definitive agreement that was entered into on December 14, 2022, by and among the Company and TCFC. The primary reasons for the merger included: expansion of the branch network and commanding market share positions in attractive Maryland markets and a growing presence in Virginia and Delaware; attractive low-cost funding base; strong cultural alignment and a deep commitment to shareholders, customers, employees, and communities served by Shore and TCFC, meaningful value creation to shareholders; and increased trading liquidity for both companies and increased dividends for TCFC shareholders. In connection with the completion of the merger, former TCFC shareholders received 2.3287 shares of the Company’s common stock. The value of the total transaction consideration was approximately $153.6 million. The consideration included the issuance of 13,201,693 shares of the Company’s common stock, which had a value of $11.56 per share, which was the closing price of the Company’s common stock on June 30, 2023, the last trading day prior to the consummation of the acquisition. Also included in the total consideration were cash in lieu of any fractional shares, converted share-based payment awards, and debt of TCFC that was effectively settled upon closing.
The acquisition of TCFC was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The provisional amount of bargain purchase gain as of the Acquisition Date was approximately $12.2 million. The exchange ratio was determined at the time of announcement of the merger between the Company and TCFC in December of 2022 when the stock price of the Company was much higher than at the legal merger date. The decline in the Company’s stock price was the primary driver in recording a bargain purchase gain on this transaction. The decline in stock price for the Company was comparable to other financial institutions similar to the Company leading up to the merger due to bank failures in the first quarter of 2023 and increases to overnight borrowing rates by the Fed which resulted in continued pressure on net interest margins. The Company will continue to keep the measurement of bargain purchase gain open for any additional adjustments to the fair value of certain accounts, for example loans, that may arise during the Company’s final review procedures of any updated information. If considered necessary, any subsequent adjustments to the fair value of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to bargain purchase gain within the first 12 months following the Acquisition Date. The bargain purchase gain is not expected to be included as taxable income for tax purposes.
As a a result of the integration of operations of TCFC, it is not practicable to determine revenue or net income included in the Company’s consolidated operating results relating to TCFC since the Acquisition Date, as TCFC’s results cannot be separately identified. Comparative pro-forma financial statements for the prior year period were not presented, as adjustments to those statements would not be indicative of what would have occurred had the acquisition taken place on January 1, 2022. In particular, adjustments that would have been necessary to be made to record the loans at fair value, the provision of credit losses or the core deposit intangible would not be practical to estimate.

(Dollars in thousands)
Purchase Price Consideration:
Shore Bancshares, Inc. common stock paid at closing price of $11.56 as of June 30, 2023		$152,612
Effective settlement of pre-existing debt (1)		500
Cash consideration (cash in lieu for fractional shares)		5
Fair value of converted restricted stock units (2)		475
Total purchase price		$153,592

Identifiable assets:
Cash and cash equivalents	$25,377
Total securities	454,468
Loans, net	1,765,255
Premises and equipment, net	29,277
Core deposit intangible, net	48,648
Other assets	93,161
Total identifiable assets	$2,416,186

Identifiable Liabilities
Deposits	$2,131,141
Total debt	97,545
Other liabilities	21,739
Total identifiable liabilities	$2,250,425

Provisional fair value of net assets acquired		$165,761

Provisional bargain purchase gain		$(12,169)
____________________________________
(1)SHBI held $500,000 in subordinated debt of TCFC. The debt was effectively settled.
(2)Represents the number of TCFC restricted stock units outstanding and the equity exchange ratio, further multiplied by the price per share of SHBI common stock of $11.56 and the estimated ratio of the completed service period relative to the total service period of the underlying awards.
The Company recorded all loans acquired at the estimated fair value on the acquisition date with no carryover of the related allowance for loan losses.
The Company determined the net discounted value of cash flows on gross loans totaling $1.9 billion, including 3,858 of Non-PCD loans and 323 PCD loans. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan-to-loan value ratios, loss exposures, and remaining balances. These Non-PCD loans were segregated into pools based on loan and payment type. The effect of the valuation process was a total net discount $120.9 million at the Acquisition Date.

Note 4 – Investment Securities
On January 1, 2023, the Company adopted ASC 326, which made changes to accounting for AFS debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires an ACL to be recorded on HTM debt securities measured at amortized cost. All securities information presented as of September 30, 2023 is in accordance with ASC 326. All securities information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP. For further discussion on the Corporation’s accounting policies and policy elections related to the accounting standard update refer to Note 2.
The following table summarizes the activity in the ACL on HTM securities.

(Dollars in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Balance, beginning of period	$163	$—
Other debt securities, provision for credit losses	(37)	126
Balance, end of period	$126	$126
The ACL for HTM securities was initially determined to be immaterial as of the date of adoption of ASC 326. Upon re-estimation in the third quarter of 2023, an ACL recovery of $37,000 was recorded based on the results of our evaluation at September 30, 2023. The provision for credit losses of $126,000 was recorded for the nine months ended September 30, 2023.
The following tables provide information on the amortized cost and estimated fair values of debt securities.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
September 30, 2023
U.S. Government agencies	$23,622	$4	$3,995	$19,631
Mortgage-backed-residential	63,371	—	9,798	53,573
Other debt securities	6,059	26	146	5,939
Total	$93,052	$30	$13,939	$79,143

December 31, 2022
U.S. Government agencies	$21,798	$5	$3,625	$18,178
Mortgage-backed-residential	72,183	2	8,666	63,519
Other debt securities	2,018	—	128	1,890
Total	$95,999	$7	$12,419	$83,587
No AFS securities were sold from the Company’s legacy securities’ portfolios during the three and nine months ended September 30, 2023 and 2022. The Company sold virtually all of the AFS securities portfolio acquired from TCFC immediately after the legal merger with the proceeds of $430.0 million, and recognized gross losses of $2.2 million from the sale of securities.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity securities:
September 30, 2023
U.S. Government agencies	$143,494	$—	$14,873	$128,621	$—
Mortgage-backed-residential	367,712	—	61,177	306,535	—
States and political subdivisions	1,471	2	68	1,405	—
Other debt securities	10,500	—	1,409	9,091	126
Total	$523,177	$2	$77,527	$445,652	$126

December 31, 2022
U.S. Government agencies	$148,097	$—	$13,601	$134,496	$—
Mortgage-backed-residential	398,884	—	50,464	348,420	—
States and political subdivisions	1,474	35	28	1,481	—
Other debt securities	11,000	—	770	10,230	—
Total	$559,455	$35	$64,863	$494,627	$—
Equity securities with an aggregate fair value of $5.4 million at September 30, 2023 and $1.2 million at December 31, 2022 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $0.3 million for the nine months ended September 30, 2023 and $0.1 million for the nine months ended September 30, 2022, respectively.
Credit Quality Information
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at September 30, 2023 or December 31, 2022. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being sub-debt of other banks.
The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of September 30, 2023.

	September 30, 2023
	Investment Grade
(Dollars in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Government agencies	$143,494	$—	$—	$—	$—	$—	$143,494
Mortgage-backed-residential	367,712	—	—	—	—	—	367,712
States and political subdivisions	—	1,471	—	—	—	—	1,471
Other debt securities	—	—	4,000	4,000	500	2,000	10,500
Total Held-to Maturity Securities	$511,206	$1,471	$4,000	$4,000	$500	$2,000	$523,177
The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2023
Available-for-sale securities:
U.S. Government agencies	$596	$1	$16,352	$3,994	$16,948	$3,995
Mortgage-backed-residential	433	4	53,140	9,794	53,573	9,798
Other debt securities	—	—	1,866	146	1,866	146
Total	$1,029	$5	$71,358	$13,934	$72,387	$13,939

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Available-for-sale securities:
U.S. Government agencies	$1,165	$4	$16,585	$3,621	$17,750	$3,625
Mortgage-backed-residential	29,125	2,409	34,167	6,257	63,292	8,666
Other debt securities	1,890	128	—	—	1,890	128
Total	$32,180	$2,541	$50,752	$9,878	$82,932	$12,419

Held-to-maturity securities:
U.S. Government agencies	$67,332	$2,786	$67,163	$10,815	$134,495	$13,601
Mortgage-backed-residential	148,771	9,402	199,649	41,062	348,420	50,464
States and political subdivisions	780	28	—	—	780	28
Other debt securities	8,091	409	2,139	361	10,230	770
Total	$224,974	$12,625	$268,951	$52,238	$493,925	$64,863
There were 116 AFS debt securities with a fair value below the amortized cost basis, totaling $13.9 million of aggregate fair value as of September 30, 2023. The Company concluded that a credit loss does not exist in its AFS securities portfolio as of September 30, 2023, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-back securities are issued by either U.S. government agencies or U.S. government sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All HTM and AFS securities were current with no securities past due or on nonaccrual as of September 30, 2023.
The Company has securities which have been pledged as collateral for obligations to federal, state, and local government agencies, and other purpose as required or permitted by law, or sold under agreements to repurchase. At September 30, 2023, the carrying value of pledged AFS securities was $53.3 million and $180.7 million of pledged HTM securities. The comparable amounts for December 31, 2022 were $72.1 million and $19.2 million, respectively.
The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at September 30, 2023.

	Available for sale		Held to maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,478	$2,479	$7,000	$6,873
Due after one year through five years	16,520	15,113	119,922	110,186
Due after five years through ten years	31,108	27,144	52,517	45,947
Due after ten years	42,946	34,407	343,738	282,646
Total	$93,052	$79,143	$523,177	$445,652
The maturity dates for debt securities are determined using contractual maturity dates.

Note 5 – Loans and Allowance for Credit Losses
On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the most significant accounting policies that the Company follows see Note 2 – Adoption of Accounting Standards and Note 1 of the Company’s 2022 Annual Report on Form 10-K. All loan information presented as of September 30, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022, or a prior date is presented in accordance with previously applicable GAAP.
The Company makes residential mortgage, commercial, and consumer loans to customers primarily in Anne Arundel County, Baltimore County, Charles County, Calvert County, St Mary’s County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent and Sussex County, Delaware and in Accomack County and Spotsylvania County in Virginia. The following table provides information about the principal classes of the loan portfolio at September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	% of Total Loans	December 31, 2022	% of Total Loans
Construction	$328,750	7.12%	$246,319	9.64%
Residential real estate	1,439,464	31.17%	810,497	31.71%
Commercial real estate	2,283,521	49.45%	1,065,409	41.68%
Commercial	229,474	4.97%	147,856	5.78%
Consumer	330,411	7.16%	286,026	11.19%
Credit Cards	6,099	0.13%	—	—%
Total loans	4,617,719	100.00%	2,556,107	100.00%
Allowance for credit losses on loans	(57,051)		(16,643)
Total loans, net	$4,560,668		$2,539,464
Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Included in loans were deferred costs, net of fees, of $2.0 million and $1.4 million at September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, included in total loans were $307.8 million and $372.2 million in loans, acquired as part of the acquisition of Severn Bancorp, Inc. (“Severn”), effective October 31, 2021. These balances were presented net of the related discount which totaled $4.9 million and $6.7 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 included in total loans were $1.7 billion acquired as part of the acquisition of TCFC, effective July 1, 2023. These balances were presented net of the related discount which totaled $109.8 million at September 30, 2023.
The following purchased credit deteriorated loans were acquired in connection with the merger on the Acquisition Date.

(Dollars in Thousands)	Par Value	Purchase Discount	Allowance	Purchase Price
Construction	$177	$(11)	$(3)	$163
Residential real estate	8,379	(1,157)	(215)	7,007
Commercial real estate	55,779	(6,864)	(985)	47,930
Commercial	2,137	(59)	(278)	1,800
Consumer	519	(35)	(14)	470
Credit Card	999	(144)	(18)	837
Total	$67,990	$(8,270)	$(1,513)	$58,207
At September 30, 2023, the Bank was servicing $361.8 million in loans for the Federal National Mortgage Association and $100.8 million in loans for Freddie Mac.

The following table provides information on nonaccrual loans by loan class as of September 30, 2023.

(Dollars in thousands)	Non-accrual with no allowance for credit loss	Non-accrual with an allowance for credit loss	Total Non-accruals
September 30, 2023
Nonaccrual loans:
Construction	$147	$—	$147
Residential real estate	3,603	299	3,902
Commercial real estate	3,866	—	3,866
Commercial	174	671	845
Consumer	203	19	222
Total	$7,993	$989	$8,982

Interest income	$—	$—	$—

(Dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accruals
September 30, 2023
Nonaccrual loans:
Construction	$147	$—	$147
Residential real estate	2,258	1,644	3,902
Commercial real estate	749	3,117	3,866
Commercial	1	844	845
Consumer	221	1	222
Total	$3,376	$5,606	$8,982
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

The following table provides information on loan risk ratings as of September 30, 2023 and gross write-offs during the nine months ended September 30, 2023.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
(Dollars in thousands)	Prior	2019	2020	2021	2022	2023
September 30, 2023
Construction
Pass	$27,243	$14,732	$29,531	$40,493	$135,418	$72,852	$8,331	$—	$328,600
Substandard	138	—	—	12	—	—	—	—	150
Total	$27,381	$14,732	$29,531	$40,505	$135,418	$72,852	$8,331	$—	$328,750
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$330,183	$55,088	$107,259	$248,445	$355,912	$218,563	$116,868	$876	$1,433,194
Special Mention	41	259	—	—	—	—	192	—	492
Substandard	5,320	—	—	—	—	—	458	—	5,778
Total	$335,544	$55,347	$107,259	$248,445	$355,912	$218,563	$117,518	$876	$1,439,464
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$683,984	$192,789	$302,597	$430,908	$430,214	$195,260	$16,420	$2,202	$2,254,374
Special Mention	13,931	141	—	6,184	4,475	—	—	426	25,157
Substandard	1,498	1,937	—	555	—	—	—	—	3,990
Total	$699,413	$194,867	$302,597	$437,647	$434,689	$195,260	$16,420	$2,628	$2,283,521
Gross Charge-offs	$(513)	$—	$(814)	$—	$—	$—	$—	$—	$(1,327)

Commercial
Pass	$25,796	$14,254	$15,332	$43,209	$40,337	$24,582	$62,679	$1,641	$227,830
Special Mention	137	—	—	440	—	—	75	243	895
Substandard	1	186	—	—	23	—	493	46	749
Total	$25,934	$14,440	$15,332	$43,649	$40,360	$24,582	$63,247	$1,930	$229,474
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$682	$1,258	$15,574	$83,768	$150,126	$78,067	$713	$—	$330,188
Special Mention	—	—	—	—	—	—	1	—	1
Substandard	—	26	—	117	78	—	1	—	222
Total	$682	$1,284	$15,574	$83,885	$150,204	$78,067	$715	$—	$330,411
Gross Charge-offs	$(45)	$—	$(16)	$(3)	$(1)	$(328)	$(1)	$(5)	$(399)

Total
Pass	$1,067,888	$278,121	$470,293	$846,823	$1,112,007	$589,324	$205,011	$4,719	$4,574,186
Special Mention	14,109	400	—	6,624	4,475	—	268	669	26,545
Substandard	6,957	2,149	—	684	101	—	952	46	10,889
Total loans by risk category	$1,088,954	$280,670	$470,293	$854,131	$1,116,583	$589,324	$206,231	$5,434	$4,611,620

Total gross charge-offs	$(558)	$—	$(830)	$(3)	$(1)	$(328)	$(1)	$(5)	$(1,726)

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
(Dollars in thousands)	Prior	2019	2020	2021	2022	2023
September 30, 2023
Credit Cards
Performing	$—	$—	$—	$—	$—	$—	$6,099	$—	$6,099
Non-Performing	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$6,099	$—	$6,099
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$(60)	$—	$(60)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$6,099	$—	$6,099
Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(60)	$—	$(60)

Total Recorded Investment	$1,088,954	$280,670	$470,293	$854,131	$1,116,583	$589,324	$212,330	$5,434	$4,617,719
The following tables provide information on the aging of the loan portfolio as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	30‑59 days past due	60‑89 days past due	90 days past due and still accruing	90 days past due and not accruing	Total past due	Current Non-accrual	Current Accrual Loans (1)	Total
September 30, 2023
Construction	$1,035	$—	$65	$147	$1,247	$—	$327,503	$328,750
Residential real estate	3,036	250	871	1,669	5,826	1,644	1,431,994	1,439,464
Commercial real estate	785	445	—	749	1,979	3,117	2,278,425	2,283,521
Commercial	103	—	—	—	103	844	228,527	229,474
Consumer	593	2,744	1,160	214	4,711	1	325,699	330,411
Credit Cards	61	41	53	—	155	—	5,944	6,099
Total	$5,613	$3,480	$2,149	$2,779	$14,021	$5,606	$4,598,092	$4,617,719

Percent of total loans	0.1%	0.1%	—%	—%	0.3%	0.1%	99.6%	100.0%
(1)Includes loans measured at fair value of $9.3 million at September 30, 2023.

	Accruing
(Dollars in thousands)	Current (1)	30‑59 days past due	60‑89 days past due	90 days or more past due	Total past due	Non-accrual	PCI	Total
December 31, 2022
Construction	$239,990	$4,343	$1,015	$24	$5,382	$297	$650	$246,319
Residential real estate	787,070	6,214	891	1,107	8,212	1,259	13,956	810,497
Commercial real estate	1,052,314	369	—	710	1,079	150	11,866	1,065,409
Commercial	147,511	15	—	—	15	174	156	147,856
Consumer	285,750	223	11	—	234	28	14	286,026
Total	$2,512,635	$11,164	$1,917	$1,841	$14,922	$1,908	$26,642	$2,556,107

Percent of total loans	98.3%	0.4%	0.1%	0.1%	0.6%	0.1%	1.0%	100.0%
(1)Includes loans measured at fair value of $8.4 million at December 31, 2022.

The following tables provide a summary of the activity in the ACL allocated by loan class for the three and nine months ended September 30, 2023 and September 30, 2022. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Beginning Balance	Merger Adjustments (2)	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For three months ended September 30, 2023
Construction	$2,386	$3	$—	$3	$3	$1,439	$3,831
Residential real estate	9,151	215	—	3	3	9,806	19,175
Commercial real estate	10,267	985	(1,327)	—	(1,327)	12,875	22,800
Commercial	1,956	278	—	2	2	2,101	4,337
Consumer (1)	5,254	14	(115)	45	(70)	1,658	6,856
Credit Card	—	18	(60)	—	(60)	94	52
Total	$29,014	$1,513	$(1,502)	$53	$(1,449)	$27,973	$57,051
(1)Gross charge-offs of consumer loans for the three months ended September 30, 2023 included $95,000 of demand deposit overdrafts.
(2)Merger adjustments consist of gross-up for acquired PCD loans in the TCFC merger.

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For three months ended September 30, 2022
Construction	$3,345	$—	$2	$2	$(315)	$3,032
Residential real estate	2,778	—	12	12	218	3,008
Commercial real estate	4,441	—	243	243	325	5,009
Commercial	1,681	(202)	60	(142)	368	1,907
Consumer	3,238	—	4	4	79	3,321
Total	$15,483	$(202)	$321	$119	$675	$16,277

(Dollars in thousands)	Beginning Balance	Impact of ASC326 Adoption	Merger Adjustments (2)	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For nine months ended September 30, 2023
Construction	$2,973	$1,222	$3	$—	$10	$10	$(377)	$3,831
Residential real estate	2,622	4,974	215	—	37	37	11,327	19,175
Commercial real estate	4,899	3,742	985	(1,327)	—	(1,327)	14,501	22,800
Commercial	1,652	401	278	—	10	10	1,996	4,337
Consumer (1)	4,497	452	14	(399)	210	(189)	2,082	6,856
Credit Card	—	—	18	(60)	—	(60)	94	52
Total	$16,643	$10,791	$1,513	$(1,786)	$267	$(1,519)	$29,623	$57,051
(1)Gross charge-offs of consumer loans for the nine months ended September 30, 2023 included $0.4 million of demand deposit overdrafts.
(2)Merger adjustments consist of gross-up for acquired PCD loans in the TCFC merger.

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For nine months ended September 30, 2022
Construction	$2,454	$—	$9	$9	$569	$3,032
Residential real estate	2,858	(4)	131	127	23	3,008
Commercial real estate	4,598	(6)	948	942	(531)	5,009
Commercial	2,070	(416)	200	(216)	53	1,907
Consumer	1,964	(31)	27	(4)	1,361	3,321
Total	$13,944	$(457)	$1,315	$858	$1,475	$16,277

There were no modifications to loans for borrowers experiencing financial difficulty (“BEFD”) during the three and nine months ended September 30, 2023.
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment.

	September 30, 2023
(Dollars in thousands)	Real Estate Collateral	Other Collateral	Total
Construction	$250	$—	$250
Residential real estate	7,620	—	7,620
Commercial real estate	5,411	—	5,411
Commercial	—	1,100	1,100
Consumer	—	1,381	1,381
Total	$13,281	$2,481	$15,762
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended September 30, 2023
Foreclosure Proceedings
There were $0.7 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of September 30, 2023 and $0.3 million as of December 31, 2022, respectively. There were no residential real estate properties included in the balance of other real estate owned (“OREO”) at September 30, 2023 and one residential real estate property totaling $18,000 at December 31, 2022.

Prior to the adoption of ASC 326
The following table provides information about all loans acquired from Severn as of December 31, 2022.

	December 31, 2022
(Dollars in thousands)	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total

Outstanding principal balance	$29,620	$349,262	$378,882
Carrying amount
Construction	$650	$18,761	$19,411
Residential real estate	13,956	116,118	130,074
Commercial real estate	11,866	174,278	186,144
Commercial	156	35,687	35,843
Consumer	14	697	711
Total loans	$26,642	$345,541	$372,183
The following table presents a summary of the change in the accretable yield on PCI loans acquired from Severn.

(Dollars in thousands)	Nine Months Ended September 30, 2022
Accretable yield, beginning of period	$5,367
Accretion	(1,195)
Reclassification of nonaccretable difference due to improvement in expected cash flows	399
Other changes, net	287
Accretable yield, end of period	$4,858
The following tables include impairment information relating to loans and the ACL on loans as of December 31, 2022.

(Dollars in thousands)	Ending balance: Individually evaluated for impairment	Ending balance: Collectively evaluated for impairment	Acquired Loans- PCI	Total (1)
December 31, 2022
Loan Receivables:
Construction	$331	$236,901	$650	$237,882
Residential real estate	5,081	791,460	13,956	810,497
Commercial real estate	2,540	1,051,003	11,866	1,065,409
Commercial	174	147,526	156	147,856
Consumer	28	285,984	14	286,026
Total	$8,154	$2,512,874	$26,642	$2,547,670

Allowance for credit losses on loans:	Allocated to loans individually evaluated for impairment	Allocated to loans collectively evaluated for impairment	Total
Construction	$—	$2,973	$2,973
Residential real estate	127	2,495	2,622
Commercial real estate	—	4,899	4,899
Commercial	—	1,652	1,652
Consumer	—	4,497	4,497
Total	$127	$16,516	$16,643
(1)Excludes loans measured at fair value of $8.4 million at December 31, 2022.

The following tables provide information on impaired loans and any related allowance by loan class as of December 31, 2022. The difference between the unpaid principal balance and the recorded investment is the amount of partial charge-offs that have been taken and interest paid on nonaccrual loans that has been applied to principal.

	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	September 30, 2022
(Dollars in thousands)					Quarter-to-date average recorded investment	Year-to-date average recorded investment	Interest income recognized
December 31, 2022
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$297	$314	$—
Residential real estate	1,363	1,259	—	—	1,639	1,534	—
Commercial real estate	159	150	—	—	466	704	—
Commercial	359	174	—	—	197	242	—
Consumer	29	28	—	—	40	48	—
Total	$2,207	$1,908	$—	$—	$2,639	$2,842	$—

Impaired accruing TDRs:
Construction	$10	$10	$—	$—	$14	$18	$1
Residential real estate	2,849	1,176	1,539	127	2,750	3,064	83
Commercial real estate	1,680	1,680	—	—	1,830	2,231	48
Commercial	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	6	—
Total	$4,539	$2,866	$1,539	$127	$4,594	$5,319	$132

Other impaired accruing loans:
Construction	$24	$24	$—	$—	$304	$190	$6
Residential real estate	1,107	1,107	—	—	745	259	3
Commercial real estate	710	710	—	—	537	493	7
Commercial	—	—	—	—	13	7	1
Consumer	—	—	—	—	—	13	—
Total	$1,841	$1,841	$—	$—	$1,599	$962	$17

Total impaired loans:
Construction	$331	$331	$—	$—	$615	$522	$7
Residential real estate	5,319	3,542	1,539	127	5,134	4,857	86
Commercial real estate	2,549	2,540	—	—	2,833	3,428	55
Commercial	359	174	—	—	210	249	1
Consumer	29	28	—	—	40	67	—
Total	$8,587	$6,615	$1,539	$127	$8,832	$9,123	$149
There were no loans modified and considered to be TDRs during the three and nine months ended September 30, 2022. All accruing TDRs were in compliance with their modified terms. Both performing and non-performing TDRs had no further commitments associated with them as of December 31, 2022.
There were no TDRs which subsequently defaulted within 12 months of modification for the three and nine months ended September 30, 2022. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to other real estate owned (OREO) or repossessed assets.

The following tables provide information on loan risk ratings as of December 31, 2022.

(Dollars in thousands)	Pass/Performing (1)	Pass	Special Mention	Substandard	Doubtful	PCI	Total
December 31, 2022
Construction	$231,160	$14,212	$—	$297	$—	$650	$246,319
Residential real estate	761,405	32,467	1,239	1,430	—	13,956	810,497
Commercial real estate	929,501	121,711	1,814	517	—	11,866	1,065,409
Commercial	131,084	15,958	484	174	—	156	147,856
Consumer	285,786	196	2	28	—	14	286,026
Total	$2,338,936	$184,544	$3,539	$2,446	$—	$26,642	$2,556,107
(1)Includes loans measured at fair value of $8.4 million at December 31, 2022.
Note 6 – Goodwill and Other Intangibles
The following table provides information on the significant components of goodwill and other acquired intangible assets at September 30, 2023 and December 31, 2022.

	September 30, 2023
(Dollars in thousands)	Gross Carrying Amount	Additions	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Goodwill	$65,476	$—	$(1,543)	$(667)	$63,266	n/a

Core deposit intangible	$10,503	$48,648	$—	$(8,466)	$50,685	4.9
Total core deposit intangible	$10,503	$48,648	$—	$(8,466)	$50,685

	December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Measurement Period Adjustments	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Goodwill	$65,631	$(155)	$(1,543)	$(667)	$63,266	n/a

Core deposit intangible	$10,504	$—	$—	$(4,957)	$5,547	2.6
Total core deposit intangible	$10,504	$—	$—	$(4,957)	$5,547
The aggregate amortization expense was $3.5 million for the nine months ended September 30, 2023 and $1.5 million for the nine months ended September 30, 2022.
At September 30, 2023, estimated future remaining amortization for amortizing core deposit intangible within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2023	$2,595
2024	9,779
2025	8,589
2026	7,399
2027	6,208
Thereafter	16,115
Total amortizing core deposit intangible	$50,685

Note 7 – Leases
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
During the third quarter of 2023, the Company acquired long-term branch leases and equipment leases due to the acquisition of TCFC. These leases were reassessed by management as of the Acquisition Date, which included updating the incremental borrowing rates and remaining lease terms.
The following tables present information about the Company’s leases.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Lease liabilities	$13,082	$9,908
Right-of-use assets	$12,741	$9,629
Weighted average remaining lease term	11.07 years	12.55 years
Weighted average discount rate	3.18%	2.50%
Remaining lease term - min	0.64 years	0.16 years
Remaining lease term - max	17.93 years	18.68 years

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost (in thousands)	2023	2022	2023	2022
Operating lease cost	$485	$340	$1,153	$1,007
Total lease cost	$485	$340	$1,153	$1,007

Cash paid for amounts included in the measurement of lease liabilities	$459	$318	$1,090	$939
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of September 30, 2023
Three months ending December 31, 2023	$460
2024	1,768
2025	1,544
2026	1,554
2027	1,454
Thereafter	8,669
Total undiscounted cash flows	$15,449
Discount	2,367
Lease liabilities	$13,082
Total gross rental income was $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Total gross rental income was $0.9 million and $0.7 million for the nine months ended September 30, 2023, and 2022, respectively.

The following table presents our minimum future annual rental income on such leases as of September 30, 2023.

(In thousands)	As of September 30, 2023
Three months ending December 31, 2023	$206
2024	701
2025	719
2026	737
2027	418
Thereafter	1,554
Total	$4,335
Note 8 - Deposits
Deposits consist of the following categories as of the dates indicated:

(dollars in thousands)	September 30, 2023		December 31, 2022
	Balance	%	Balance	%
Noninterest-bearing demand	$1,211,401	23.70%	$862,015	28.60%
Interest-bearing:
Demand	1,210,051	23.70%	694,101	23.10%
Money market deposits	1,179,049	23.10%	709,132	23.60%
Savings	371,755	7.30%	320,188	10.60%
Certificates of deposit	1,136,488	22.20%	424,348	14.10%
Total interest-bearing	3,897,343	76.30%	2,147,769	71.40%

Total Deposits	$5,108,744	100.00%	$3,009,784	100.00%
At September 30, 2023, the scheduled contractual maturities of certificates of deposit are as follows:

(dollars in thousands)	September 30, 2023
Within one year	$894,384
Year 2	162,135
Year 3	48,171
Year 4	15,530
Year 5	15,816
Thereafter	452
$1,136,488
The aggregate amount of certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 at September 30, 2023 and December 31, 2022 was $311.3 million and $77.7 million, respectively.

Note 9 - Borrowings
Long-term debt consisted of the following:

	September 30,
(dollars in thousands)	2023	2022	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
September 2030 Subordinated Debentures	$25,000	$25,000	2020	2030	2025	5.375% through September 2025, 3-month SOFR + 5.265% thereafter
October 2030 Subordinated Debentures	19,500	—	2020	2030	2025	4.75% through October 2025, 3-month SOFR + 4.58% thereafter
Total subordinated debentures	44,500	25,000

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.00%
Tri-County Capital Trust I	7,000	—	2004	2034		90-day SOFR + 2.60%
Tri-County Capital Trust II	5,000	—	2005	2035		90-day SOFR + 1.70%
Total trust preferred securities	32,619	20,619
Less net discount and unamortized issuance costs	(5,084)	(2,547)
Total long-term debt	$72,035	$43,072
At September 30, 2023, subordinated notes consisted of $25.0 million of long-term debt issued by the Company in August 2020, and $19.5 million of long-term debt assumed as a result of the merger with TCFC. The recorded balance of subordinated debt issued in 2020 and the assumed subordinated debt from TCFC, net of unamortized issuance costs and fair value discounts, respectively, were $24.8 million and $18.2 million, respectively.
The Company also assumed trust preferred securities in the aggregate of $32.6 million as a result of the merger with TCFC in 2023 and the acquisition of Severn in 2021. Trust preferred securities consisted of $20.6 million issued to Severn Capital Trust I, $7.0 million issued by Tri-County Capital Trust I and $5.0 million issued by Tri-County Capital Trust II. The recorded balance of the debt acquired from Severn at September 30, 2023 was $18.5 million, net of the unamortized fair value adjustment of $2.1 million. At September 30, 2023, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.4 million and $4.2 million, which are presented as net of the unamortized fair value adjustment of $0.6 million and $0.8 million, respectively.
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the FHLB to meet short-term liquidity needs. Short-term borrowings from the Federal Home Loan Bank (“FHLB”) at September 30, 2023 and December 31, 2022 were zero and $40.0 million, respectively. Further information on these obligations is provided in the Company’s 2022 Annual Report on Form 10-K.
Note 10 - Stock-Based Compensation
At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 472,320 shares remained available for grant at September 30, 2023.
The Company assumed 3,977 shares of restricted stock and 90,783 of restricted stock units at a fair market value of $11.56 per share as a result of the merger with TCFC. The recipients of the restricted stock unites do not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until the recipient becomes the record holder of those shares.
The following table summarizes restricted stock award and restricted stock unit activity for the Company under the 2016 Equity Plan for the nine months ended September 30, 2023.

	Restricted Stock		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	36,860	$20.15	—	$—
Replacement awards issued in acquisition of TCFC	3,977	11.56	90,783	11.56
Granted	53,655	14.73	91,047	11.56
Vested	(40,525)	17.65	(11,459)	11.56
Forfeited	(1,671)	17.49	(1,202)	11.56
Nonvested at end of period	52,296	$15.95	169,169	$11.56
The fair value of restricted stock awards that vested during the first nine months of 2023 and 2022 was $0.6 million and $0.5 million, respectively. The fair value of restricted stock units vested during the first nine months of 2023 was $0.1 million.
Note 11 – Derivatives
The Company maintains and accounts for derivatives, in the form of interest rate lock commitments (“IRLCs”) and mandatory forward contracts, in accordance with the FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses through mortgage-banking revenue in the Consolidated Statements of Income.
IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. We are exposed to price risk from the time a mortgage loan is locked in until the time the loan is sold. The period of time between issuance of a loan commitment and closing and sale of the loan generally ranges from 14 days to 120 days, however, this period may be longer for construction to permanent loans that are originated with the intent of selling in the secondary market upon permanent financing. For these IRLCs and our closed inventory in loans held for sale (“LHFS”), we attempt to protect the Bank from changes in interest rates through the use of to be announced (“TBA”) securities, which are forward contracts, as well as, to a significantly lesser degree, loan level commitments in the form of best efforts and mandatory forward contracts. These assets and liabilities are included in the Consolidated Balance Sheets in other assets and accrued expenses and other liabilities, respectively.
The following table provides information pertaining to the carrying amounts of our derivative financial instruments at September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset - IRLCs	$10,969	$89	$4,166	$35
Asset - TBA securities	22,900	359	8,750	41
Liability - IRLCs	8,354	50	1,150	7
Liability - TBA securities	500	—	1,000	6
Note 12 – Accumulated Other Comprehensive Income (Loss)
The Company records unrealized holding gains (losses), net of tax, on investment securities AFS as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
(Dollars in thousands)	Net Unrealized Gains And (Losses)	Net Unrealized Gains And (Losses)	Net Unrealized Gains And (Losses)	Net Unrealized Gains And (Losses)
Beginning of period	$(8,561)	$(6,651)	$(9,021)	$56
Other comprehensive losses, net of tax before reclassifications	(1,548)	(3,130)	(1,088)	(9,837)
End of period	$(10,109)	$(9,781)	$(10,109)	$(9,781)

Note 13 – Regulatory Capital
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of September 30, 2023 and December 31, 2022, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of December 31, 2022, the most recent notification from our primary regulator categorized the Bank, as well capitalized under the regulatory framework for prompt corrective action. At September 30, 2023, there were no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.
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

Regulatory Capital and Ratios	Regulatory Minimum Ratio + CCB (1)	The Company		The Bank
(dollars in thousands)		September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Common equity		$504,931	$364,285	$566,129	$395,594
Goodwill		(63,266)	(63,266)	(63,266)	(63,266)
Core deposit intangible (3)		(37,507)	(5,547)	(37,507)	(5,547)
DTAs that arise from net operating loss and tax credit carry forwards		(9,158)	—	(6,765)	—
AOCI (gains) losses		10,109	9,021	10,109	9,021
Common Equity Tier 1 Capital		405,109	304,493	468,700	335,802
TRUPs		29,079	18,398	—	—
Tier 1 Capital		434,188	322,891	468,700	335,802
Allowable reserve for credit losses and other Tier 2 adjustments		58,190	16,855	58,190	16,855
Subordinated notes		42,956	24,674	—	—
Tier 2 Capital		$535,334	$364,420	$526,890	$352,657

Risk-Weighted Assets ("RWA")		$4,707,597	$2,619,400	$4,703,362	$2,618,939
Average Assets ("AA")		$5,674,370	$3,390,516	$5,661,864	$3,386,771

Common Tier 1 Capital to RWA	7.00%	8.61%	11.62%	9.97%	12.82%
Tier 1 Capital to RWA	8.50%	9.22%	12.33%	9.97%	12.82%
Tier 2 Capital to RWA	10.50%	11.37%	13.91%	11.20%	13.47%
Tier 1 Capital to AA (Leverage) (2)	n/a	7.65%	9.52%	8.28%	9.92%
____________________________________
(1)The regulatory minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB").
(2)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. The PCA well capitalized is defined as 5.00%.
(3)Core deposit intangible at September 30, 2023 is net of deferred tax liability.
Bank and holding company regulations impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.
At September 30, 2023, the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

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
Investment Securities Available for Sale
Fair value measurement for investment securities AFS is based on quoted prices from an independent pricing service. The fair value measurements consider observable data that may include present value of future cash flows, prepayment assumptions, credit loss assumptions and other factors. The Company classifies its investments in U.S. Treasury securities, if any, as Level 1 in the fair value hierarchy, and it classifies its investments in U.S. Government agencies securities and mortgage-backed securities issued or guaranteed by U.S. Government sponsored entities as Level 2.
Equity Securities
Fair value measurement for equity securities is based on quoted market prices retrieved by the Company via on-line resources. Although these securities have readily available fair market values, the Company determined that they should be classified as level 2 investments in the fair value hierarchy due to not being considered traded in a highly active market.
LHFS
LHFS are carried at fair value, which is determined based on Mark to Trade for allocated/committed loans or Mark to Market analysis for unallocated/uncommitted loans based on third-party pricing models (Level 2).
Mortgage Servicing Rights
The fair value of mortgage servicing rights (“MSRs”) is determined using a valuation model administered by a third party that calculates the present value of estimated future net servicing income (Level 3). The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, discount rate, default rates, cost to service (including delinquency and foreclosure costs), escrow account earnings, contractual servicing fee income, and other ancillary income such as late fees. Management reviews all significant assumptions on a quarterly basis. Mortgage loan prepayment speed, a key assumption in the model, is the annual rate at which borrowers are forecasted to repay their mortgage loan principal. The discount rate used to determine the present value of estimated future net servicing income, another key assumption in the model, is an estimate of the required rate of return investors in the market would require for an asset with similar risk. Both assumptions can, and generally will, change as market conditions and interest rates change.
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

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2023
MSRs (1)	$5,890	Market Approach	Weighted average prepayment speed (PSA) (2)	108

IRLCs - net asset	$39	Market Approach	Range of pull through rate	84% - 100%
			Average pull through rate	98%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2022
MSRs (1)	$5,275	Market Approach	Weighted average prepayment speed (PSA) (2)	121

IRLCs - net asset	$28	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	92%
____________________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)PSA = Public Securities Association Standard Prepayment Model
The following table presents activity in MSRs for the three and nine months ended September 30, 2023.

(Dollars in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning balance	$5,466	$5,275
Servicing rights resulting from sales of loans	390	620
Valuation adjustment	34	(5)
Ending balance	$5,890	$5,890
The following table presents activity in the IRLCs for the three and nine months ended September 30, 2023.

(Dollars in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Beginning balance	$32	$28
Valuation adjustment	7	11
Ending balance	$39	$39
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

The following tables present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022. No assets were transferred from one hierarchy level to another during the first nine months of 2023 or 2022.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Assets:
Securities available for sale:
U.S. Government agencies	$19,631	$—	$19,631	$—
Mortgage-backed	53,573	—	53,573	—
Other debt securities	5,939	—	5,939	—
	79,143	—	79,143	—

Equity securities	5,434	—	5,434	—

TBA forward trades	359	—	359	—
Loans Held for Sale	14,725	—	14,725	—
Loans Held for Investment, at fair value	9,302	—	9,302	—
MSRs	5,890	—	—	5,890
IRLCs	89	—	—	89
Total assets at fair value	$114,942	$—	$108,963	$5,979

Liabilities:
IRLCs	$50	$—	$—	$50
TBA securities	—	—	—	—
Total liabilities at fair value	$50	$—	$—	$50

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets:
Securities available for sale:
U.S. Government agencies	$18,178	$—	$18,178	$—
Mortgage-backed	63,519	—	63,519	—
Other debt securities	1,890	—	1,890	—
	83,587	—	83,587	—

Equity securities	1,233	—	1,233	—

TBA forward trades	41	—	41	—
Loans Held for Sale	4,248	—	4,248	—
Loans Held for Investment, at fair value	8,437	—	8,437	—
MSRs	5,275	—	—	5,275
IRLCs	35	—	—	35
Total assets at fair value	$102,856	$—	$97,546	$5,310

Liabilities:
IRLCs	$7	$—	$—	$7
TBA securities	6	—	6	—
Total liabilities at fair value	$13	$—	$6	$7

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
The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at September 30, 2023 and December 31, 2022. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average (1)
September 30, 2023
Nonrecurring measurements:
Individually evaluated collateral dependent loans	$619	Appraisal of collateral	Liquidation expense	10%	10%

Other real estate owned	$179	Appraisal of collateral	Appraisal adjustments	(0%) - (20%)	(0%)

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average (1)
December 31, 2022
Nonrecurring measurements:
Other real estate owned	$197	Appraisal of collateral	Appraisal adjustments	(0%) - 20%	(2%)
_________________________________
(1)Unobservable inputs were weighted by the relative fair value of the instruments.

Note 15 – Fair Value of Financial Instruments
Financial instruments require disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contractual obligation which requires the exchange of cash. Certain items are specifically excluded from the financial instrument fair value disclosure requirements, including the Company’s common stock, OREO, premises and equipment and other assets and liabilities.
The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table. Fair values for September 30, 2023 and December 31, 2022 were estimated using an exit price notion.

September 30, 2023	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$108,709	$108,709	$108,709	$—	$—
Investment securities - AFS	79,143	79,143	—	79,143	—
Investment securities - HTM, net	523,051	445,652	—	445,652	—
Equity securities	5,434	5,434	—	5,434	—
Restricted securities	13,361	13,361	—	13,361	—
Loans held for sale	14,725	14,725	—	14,725	—
TBA derivatives trades	359	359	—	359	—
Cash surrender value on life insurance	100,950	100,950	—	100,950	—
Loans, at fair value	9,302	9,302	—	9,302	—
Loans, net	4,551,366	4,425,585	—	—	4,425,585
MSRs	5,890	5,890	—	—	5,890
IRLCs	89	89	—	—	89

Liabilities
Deposits:
Noninterest-bearing demand	$1,211,401	$1,211,401	$—	$1,211,401	$—
Checking plus interest	1,210,052	1,210,052	—	1,210,052	—
Money Market	1,179,049	1,179,049	—	1,179,049	—
Savings	370,049	370,049	—	370,049	—
Club	1,706	1,706	—	1,706	—
Certificates of Deposit	1,136,488	1,124,904	—	1,124,904	—
Subordinated debt	42,956	41,503	—	41,503	—
TRUPS	29,079	27,364	—	27,364	—
IRLCs	50	50	—	—	50

See the Company’s methodologies disclosed in Note 21 of the Company’s 2022 Annual Report for the fair value methodologies used as of December 31, 2022:

December 31, 2022	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$55,499	$55,499	$55,499	$—	$—
Investment securities - AFS	83,587	83,587	—	83,587	—
Investment securities - HTM	559,455	494,626	—	494,626	—
Equity securities	1,233	1,233	—	1,233	—
Restricted securities	11,169	11,169	—	11,169	—
Loans held for sale	4,248	4,248	—	4,248	—
TBA securities	41	41	—	41	—
Cash surrender value on life insurance	59,218	59,218	—	59,218	—
Loans, at fair value	8,437	8,437	—	8,437	—
Loans, net	2,531,027	2,431,808	—	—	2,431,808
MSRs	5,275	5,275	—	—	5,275
IRLCs	35	35	—	—	35

Liabilities
Deposits:
Noninterest-bearing demand	$862,015	$862,015	$—	$862,015	$—
Checking plus interest	694,101	694,101	—	694,101	—
Money Market	709,132	709,132	—	709,132	—
Savings	319,814	319,814	—	319,814	—
Club	374	374	—	374	—
Certificates of Deposit	424,348	410,455	—	410,455	—
Advances from FHLB - short term	40,000	40,002	—	40,002	—
Subordinated debt	43,072	41,193	—	41,193	—
TBA Securities	6	6	—	6	—
IRLCs	7	7	—	—	7
Note 16 – Commitments and Contingencies
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
The following table provides information on commitments outstanding at September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$618,628	$406,353
Letters of credit	28,896	8,009
Total	$647,524	$414,362
The Company provides banking services to customers who do business in the cannabis industry. Prior to the second quarter of 2022, the Company restricted these businesses to include only those in the medical-use cannabis industry in the state of Maryland. During the second quarter of 2022, the Company expanded its cannabis banking program to include both medical and adult-use licensees in other states, with an initial offering to the Company’s existing Maryland customers with multi-state operations. While the Company is providing banking services to customers that are engaged in the growing, processing, and sales of cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate Federal laws. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally-insured financial institution being subject to such aiding and abetting liability, the strict enforcement of Federal laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of September 30, 2023, the Company had not accrued an amount for the potential impact of any such actions.
Following is a summary of the level of business activities with our cannabis industry customers:
•Deposit and loan balances at September 30, 2023 were approximately $175.5 million, or 3.4% of total deposits, and $76.2 million, or 1.7% of total gross loans, respectively.
•Interest and noninterest income for the nine months ended September 30, 2023, were approximately $7.2 million and $0.8 million, respectively.
In the normal course of business, the Company may become involved in litigation arising from banking, financial, and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results, or liquidity.
Note 17 – Earnings Per Share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022

Net (Loss)/Income	$(6,384)	$9,658	$4,091	$22,769

Average number of common shares outstanding	33,129	19,852	24,354	19,842
Dilutive effect of common stock equivalents	—	—	—	—
Average number of shares used to calculate diluted EPS	33,129	19,852	24,354	19,842

Anti-dilutive shares	219	—	219	—

Earnings per common share
Basic	$(0.19)	$0.49	$0.17	$1.15
Diluted	$(0.19)	$0.49	$0.17	$1.15
There were no potentially dilutive shares outstanding during the three and nine months ended September 30, 2022.
Note 18 – Revenue Recognition
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
Trust and Investment Fee Income
Trust and investment fee income primarily comprise fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives.
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
All contract issuance costs are expensed as incurred. We had no contract assets or liabilities at September 30, 2023.
Other Noninterest Income
Other noninterest income consists of: fees, exchange, other service charges, safety deposit box rental fees, and other miscellaneous revenue streams. Fees and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard and VISA. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that rentals and renewals of safe deposit boxes will be recognized on a monthly basis consistent with the duration of the performance obligation.
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,505	$1,509	$3,981	$4,306
Trust and investment fee income	1,933	421	2,764	1,383
Interchange income	1,557	1,241	4,081	3,532
Title Company revenue	89	397	412	1,146
Other noninterest income	1,266	494	2,212	1,495
Noninterest Income (in-scope of Topic 606)	6,350	4,062	13,450	11,862
Noninterest Income (out-of-scope of Topic 606)	11,987	1,282	15,516	5,362
Total Noninterest Income	$18,337	$5,344	$28,966	$17,224

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.
Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this Quarterly Report on Form 10Q are to Shore Bancshares, Inc. and its consolidated subsidiaries.
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
If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the Securities and Exchange Commission (“SEC”). For information on the factors that could cause actual results to differ from the expectations stated in the forward- looking statements, see “Risk Factors” under Part I, Item 1A of our 2022 Form 10-K, Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and other reports filed by us with the SEC.
Any forward-looking statement speaks only as of the date of this Quarterly Report on Form 10-Q, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law.
Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.
The most significant accounting policies that the Company follows are presented in Note 1 of the 2022 Annual Report along with Note 2 of the current period interim financial information. These policies, along with the disclosures presented in the notes to the financial statements and in this MD&A, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies the ACL on loans and goodwill are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.
Allowance for Credit Losses on Loans
The Company adopted ASU No. 2026-13, “Financial Instruments – Credit Losses (Topic 326)”, as amended, on January 1, 2023 and in accordance with ASC 326, has recorded an ACL on loans carried at amortized cost. The ACL represents management’s best estimate of expected lifetime credit losses within the Company's loan portfolio as of the balance sheet date. The ACL is established through a provision for credit losses and is increased by recoveries of loans previously charged off. Loan losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. The calculation of expected credit losses is determined using cash flow methodology, and includes considerations of historical experience, current conditions, and reasonable and supportable economic forecasts that may affect collection of the recorded balances. The Company assesses an ACL to groups of loans which share similar risk characteristics or on an individual basis, as deemed appropriate. Changes in the ACL on loans, and as a result, the related provision for credit losses, can materially affect financial results. Although the overall balance is determined based on specific portfolio segments and individually assessed assets, the entire balance is available to absorb credit losses for loans in the portfolio.

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
Goodwill and Bargain Purchase Gain
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
A bargain purchase gain represents the excess of the fair value of net assets acquired over the cost of an acquisition. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgement. Bargain purchase gain is recorded within noninterest income in the period it was generated. An acquirer has a measurement period to finalize the accounting for a business combination which could adjust bargain purchase gain if material facts or circumstances arise.
Loans Acquired in a Business Combination
Acquired loans are classified as either (i) purchase credit-deteriorated (“PCD”) loans or (ii) purchased performing loans and are recorded at fair value on the date of acquisition.
PCD loans are those for which there is more than insignificant evidence of credit deterioration since origination. When determining fair value, PCD loans are aggregated into pools based on common risk characteristics as of the date of acquisition such as loan type, date of origination, and evidence of credit quality deterioration such as internal risk grades and past due and nonaccrual status. At the acquisition date, the ACL is determined and added to the fair value of the loan to determine the new amortized cost basis. The difference between the new amortized cost basis and the unpaid principal balance is either a noncredit discount or premium that will be amortized or accredited into the interest income over the remaining life of the loan. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCD loan portfolio at its carrying amount.
The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. Purchased performing loans do not have a more-than-insignificant deterioration in credit quality since origination and have an ACL established in a manner that is consistent with the Company originated loans. The allowance for PCD loans is determined based upon the Company’s methodology for estimating the allowance under CECL, and is recorded as an adjustment to the acquired loan balance on the date of acquisition. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records a reserve for credit losses based on the Company’s methodology for determining the allowance under CECL. The allowance for non-PCD loans is recorded through a charge to provision for credit losses in the period in which the loans were purchased or acquired.
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
The provision for income taxes includes the impact of reserve provisions and changes in the reserves that are considered appropriate as well as the related net interest and penalties. In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities which may assert assessments against the Company. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of its provision for income taxes. The Company remains subject to examination for tax years ending on or after December 31, 2020.
Introduction
The following MD&A is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2022 Annual Report.
Shore Bancshares, Inc. is headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank, N.A. (the “Bank”). The Bank operates 42 full-service branches in Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County, Anne Arundel County, Charles County, St Mary's County, Calvert County and Worcester County in Maryland, Kent County and Sussex County in Delaware and Accomack County and Spotsylvania County in Virginia. The Company engages in trust and wealth management services through Wye Financial Partners, a division of Shore United Bank, N.A. The Company also engages in title work for real estate transactions through its wholly-owned subsidiary, Mid-Maryland Title Company, Inc.
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
OVERVIEW
Third quarter results include the successful completion of the merger (the “merger”) on July 1, 2023 with The Community Financial Corporation (“TCFC”) with total assets exceeding $5.7 billion for the combined company. In the third quarter of 2023, the Company’s net loss was $6.4 million or $(0.19) per diluted common share compared to net income of $4.0 million or $0.20 per diluted common share for the second quarter of 2023, and net income of $9.7 million or $0.49 per diluted common share for the third quarter of 2022. Net income for the first nine months of 2023 was $4.1 million or $0.17 per diluted common share, compared to net income for the first nine months of 2022 of $22.8 million or $1.15 per diluted common share.
The Company’s financial results for any periods ended prior to July 1, 2023 reflect the Company’s results only on a standalone, pre-merger basis. As a result of the merger, the Company’s financial results for the third quarter of 2023 may not be directly comparable to prior reported periods.
Third Quarter 2023 Highlights:
Merger with TCFC
The Company acquired TCFC and its wholly-owned subsidiary Community Bank of the Chesapeake (“CBTC”) on July 1, 2023. The merger and acquisition method of accounting was used to account for the transaction with the Company as the acquirer. The Company recorded the assets and liabilities of TCFC at their respective fair values as of July 1, 2023. The transaction was valued at approximately $153.6 million and expanded the Bank’s footprint into the Southern Maryland Counties of Charles, St. Mary’s and Calvert and the greater Fredericksburg area in Virginia, which includes, Stafford and Spotsylvania Counties. This acquired market area is one of the fastest growing regions in the country and is home to a mix of federal facilities and industrial and high-tech businesses. These areas boast a strong median household income, low unemployment and projected population growth better than national averages. Based on information from the U.S. Bureau of Labor Statistics, unemployment rates in legacy CBTC’s footprint have historically remained well below the national average.
At the time of the acquisition, TCFC added $2.4 billion in assets, $454.5 million in investments, $1.8 billion in loans, $2.0 billion in deposits, $150.6 million in brokered deposits, $69.0 million in FHLB advances and $32.0 million in subordinated debt and trust preferred debentures. The excess of the fair value of net TCFC assets acquired over the merger consideration resulted in a $12.2 million bargain purchase gain.

For the three months ended September 30, 2023, the Company incurred net expenses of $31.2 million related to the merger with TCFC including acquisition costs of $14.9 million, losses from the sale of CBTC legacy securities of $2.2 million and, increases to the ACL of $20.1 million. In addition, the Company changed its method of estimating the ACL, which resulted in an increase of $7.3 million related to legacy SHBI loans. These expenses were partially offset by non-recurring revenues including a net transition payment of $1.1 million to move CBTC’s securities broker of record to the Bank’s broker of record and a bargain purchase gain of $12.2 million. For the first six months of 2023, the Company incurred $1.9 million in merger and acquisition costs. The Company incurred net expenses related to the merger and non-recurring merger related activities with TCFC of $33.1 million for the nine months ended September 30, 2023.
As a result of the merger, fair value accounting adjustments, net accretion interest income increased $5.1 million to $5.4 million for the three months ended September 30, 2023 compared $0.3 million for the three months ended June 30, 2023. In addition, the Bank’s core deposit intangible (“CDI”) increased to $50.7 million at September 30, 2023 from $5.5 million at December 31, 2022. The increase in the CDI resulted in increased CDI amortization of $2.2 million to $2.6 million for the three months ended September 30, 2023 compared to $0.4 million for the three months ended June 30, 2023.
Capital
The TCFC merger led to a 20% dilution in tangible book value per share which was $11.80 at September 30, 2023 compared to $14.83 at June 30, 2023. The principal cause of the dilution was due to the Company’s stock price decline between the announcement date of December 14, 2022 and legal close date of July 1, 2023. In addition, fair value discount adjustments of approximately $110.0 million to the acquired loan portfolio due to increasing interest rates in the last 12-18 months had an impact on the dilution. The Company’s tangible common equity ratio at September 30, 2023 was 7.00%. The Company’s Tier 1 and Tier 2 Risk-Based Capital Ratios at September 30, 2023 were 9.22% and 11.37%, respectively. The Bank’s Tier 1 and Tier 2 Risk-Based Capital Ratios at September 30, 2023 were 9.97% and 11.20%, respectively. The loan fair value adjustments will accrete back through income (and capital) as the loans mature and should lead to earnings per share accretion moving forward.
Margin Expansion
The Company sold most of AFS securities portfolio acquired from TCFC for net proceeds of $434.2 million and used $380.0 million to reduce higher cost FHLB advances and brokered deposits. As a result of this balance sheet restructuring, net interest margin (“NIM”) increased to 3.35% for the third quarter of 2023 from 2.68% for the second quarter of 2023. Excluding net accretion interest income of $5.4 million and $0.3 million for the same time periods, NIM increased 32 basis points to 2.96% for the third quarter of 2023 from 2.64% for the second quarter of 2023.
Funding and Liquidity
Total funding, which includes customer deposits, FHLB advances, and brokered deposits, increased $1.9 billion from $3.2 billion at June 30, 2023 to $5.1 billion at September 30, 2023. The Bank had no FHLB advances at September 30, 2023. The Bank's uninsured deposits at September 30, 2023 greater than the Federal Deposit Insurance Corporation's ("FDIC") $250,000 insurance limit were $1.0 billion or 19.76% of total deposits. At September 30, 2023, there were $144.9 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank's uninsured deposits, excluding the market value of pledged collateral, at September 30, 2023 were $864.6 million or 16.92% of total deposits.
At September 30, 2023, the Bank had approximately $1.1 billion of available liquidity including: $108.7 million in cash, $954.4 million in secured borrowing capacity at the FHLB and the other correspondent banks, and $35.0 million in unsecured lines of credit. At September 30, 2023, available liquidity of approximately $1.1 billion was 127% of uninsured deposits of $864.6 million, excluding the market value of pledged collateral.
During the third quarter, the merger drove a 73.91% quarterly increase in total deposits to $5.1 billion and a 55.5% quarterly increase in noninterest bearing (“NIB”) deposits to $1.2 billion. At September 30, 2023, brokered deposits amounted to $111.0 million or 2.2% of total deposits. The Bank’s loan to deposit ratio at September 30, 2023 was 89%.
Increased Allowance for Credit Losses (“ACL”)
The ACL increased from $29.0 million and 1.05% of total loans at June 30, 2023 to $57.1 million and 1.24% of total loans at September 30, 2023. The Bank's provision for credit losses for the third quarter of 2023 was $28.2 million and consisted of $20.1 million related to the acquisition of TCFC legacy loans including $0.2 million related to unfunded commitments to extend credit, $7.3 million due to a change in ACL methodology on the Bank’s legacy loans and $0.8 million related to third quarter activity. Management believes that the allowance was adequate as of September 30, 2023.
Asset Quality:
Non-accrual loans, other real estate owned (“OREO”) and loan modifications to borrowers' experiencing financial difficulties ("BEFDs") were $9.2 million or 0.16% of total assets at September 30, 2023 compared to $3.9 million or 0.11% of total assets at December 31, 2022, and $4.7 million or 0.13% of total assets at June 30, 2023. Classified assets increased $8.4 million to $11.1 million or 0.19% of total assets at September 30, 2023 from $2.7 million or 0.08% of total assets at December 31, 2022. Classified assets are substandard loans and OREO. The increase in classified assets was due to the acquisition of TCFC classified loans of $5.1 million, the Company’s legacy classified loans of $5.8 million and OREO of $0.2 million at September 30, 2023. The modest increase in nonperforming and classified assets was the result of a small increase in late payments in consumer loans and a proactive review of larger commercial relationships in the current interest rate environment.

SUMMARY OF OPERATING RESULTS
A comparison of the results of operations for the three and nine months ended September 30, 2023 and September 30, 2022 is presented below.

	Unaudited (QTD)		Unaudited (YTD)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
OPERATING DATA
Interest income	$71,248	$30,576	$142,943	$81,566
Interest expenses	25,626	3,261	49,161	7,207
Net interest income (“NII”)	45,622	27,315	93,782	74,359
Provision for credit loses	28,176	675	30,056	1,475
NII after provision for credit losses	17,446	26,640	63,726	72,884
Noninterest income	18,337	5,344	28,966	17,224
Noninterest expenses	47,158	18,899	89,661	59,323
(Loss)/income before income tax taxes	(11,375)	13,085	3,031	30,785
Income tax (benefit) expense	(4,991)	3,427	(1,060)	8,016
Net (loss) income	$(6,384)	$9,658	$4,091	$22,769

	Unaudited (QTD)		Unaudited (YTD)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
KEY OPERATING RATIOS
Return on average assets (“ROAA”)	(0.44)%	1.11%	0.13%	0.88%
Return on average equity (“ROAE”)	(4.75)	10.72	1.30	8.59
Return on average tangible equity (“ROATCE”) Non-GAAP (1)	3.27	13.98	7.61	11.63
Average total equity to average total assets	9.24	10.38	9.77	10.29
Interest rate spread	2.61	3.18	2.46	2.95
Net interest margin	3.35	3.38	3.12	3.09
Efficiency ratio (2)	73.73	57.87	73.04	64.78
Non-interest income to average assets	1.26	0.62	0.90	0.67
Non-interest expense to average assets	3.24	2.18	2.79	2.30
Net operating expense to average assets (3)	1.98	1.56	1.89	1.63

COMMON SHARE DATA
Basic and diluted net (loss) income per common share	$(0.19)	$0.49	$0.17	$1.15
Cash dividends paid per common share	$0.12	$0.12	$0.36	$0.36
Common dividend payout ratio	(63.16)%	24.49%	211.76%	31.30%
____________________________________
(1)ROATCE is computed by dividing net earnings applicable to common shareholders by average tangible common shareholders' equity. ROATCE is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. Refer to Use of Non-GAAP Financial Measures for additional details.
(2)Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(3)Net operating expense is the sum of noninterest expense offset by noninterest income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Summary of Financial Results
The Company reported a net loss for the three months ended September 30, 2023 of $6.4 million or ($0.19) diluted earnings per share compared to net income of $9.7 million or diluted earnings per share of $0.49 for the three months ended September 30, 2022. The Company’s ROAA, ROACE1 and ROATCE2 were (0.44)%, (4.75)% and 3.27% for the three months ended September 30, 2023 compared to 1.11%, 10.72% and 13.98% for the three months ended September 30, 2022.
The Company’s net loss in the third quarter of 2023 compared to net income for the same quarter in 2022, was primarily due to merger activity with merger related expenses and increased provision for loan losses being the largest drivers of the net loss. These decreases to pretax earnings were partially offset by increased net interest income from an increased balance sheet as a result of the merger with TCFC. The increase to noninterest income was principally due to the bargain purchase gain of $12.2 million recognized in the third quarter of 2023.

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Interest and dividend income	$71,248	$30,576	$40,672	133.02%
Interest expenses	25,626	3,261	22,365	685.83%
Net interest income	45,622	27,315	18,307	67.02%
Provision for credit losses	28,176	675	27,501	4074.22%
Noninterest income	18,337	5,344	12,993	243.13%
Noninterest expenses	47,158	18,899	28,259	149.53%
Income before income taxes	(11,375)	13,085	(24,460)	(186.93)%
Income tax (benefit) expense	(4,991)	3,427	(8,418)	(245.64)%
Net (loss) income	$(6,384)	$9,658	$(16,042)	(166.10)%
Net Interest Income
Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $45.7 million for the third quarter of 2023 and $27.4 million for the third quarter of 2022. The increase in net interest income when compared to the prior periods was primarily due to the overall increased size of the balance sheet from the merger in the third quarter of 2023.

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Interest and dividend income
Loans, including fees	$64,869	$25,924	$38,945	150.23%
Interest and dividends on investment securities	5,166	3,186	1,980	62.15%
Interest on deposits with banks	1,213	1,466	(253)	(17.26)%
Total Interest and Dividend Income	$71,248	$30,576	$40,672	133.02%

Interest Expenses
Deposits	$23,473	$2,561	$20,912	816.56%
Short-term borrowings	692	—	692	—%
Long-term debt	1,461	700	761	108.71%
Total Interest Expenses	$25,626	$3,261	$22,365	685.83%

Taxable-equivalent adjustment	$80	$35	$45	128.57%

Tax Equivalent Net Interest Income	$45,702	$27,350	$18,352	67.10%
____________________________________
1For additional details, see "Reconciliation of Non-GAAP Measures (Unaudited).
2For additional details, see "Reconciliation of Non-GAAP Measures (Unaudited).

Average Balances and Yields
The following table sets forth average balances, average yields and costs, and certain other information for the periods indicated. Tax-equivalent adjustments were made. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effects of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended September 30,			Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets
Loans (1), (2), (3)
Consumer real estate	$1,141,707	$14,548	5.06%	$743,227	$7,990	4.27%
Commercial real estate	2,831,569	40,536	5.68	1,201,785	13,668	4.51
Commercial	233,756	5,315	9.02	152,182	1,984	5.17
Consumer	332,486	4,183	4.99	209,891	2,146	4.06
State and political	929	10	4.27	1,504	15	3.96
Credit Cards	6,164	149	9.59	—	—	—
Other	16,137	201	4.94	18,690	157	3.87
Total Loans	4,562,748	64,942	5.65	2,327,279	25,960	4.43

Investment securities:
Taxable	778,081	5,047	2.59	618,378	3,185	2.06
Tax-exempt (1)	663	34	20.51	—	—	—
Federal funds sold	7,533	92	4.85	—	—	—
Interest-bearing deposits	55,547	1,213	8.66	264,576	1,466	2.20
Total earning assets	5,404,572	71,328	5.24%	3,210,233	30,611	3.78%
Cash and due from banks	51,714			31,724
Other assets	359,798			218,163
Allowance for credit losses	(46,700)			(15,755)
Total assets	$5,769,384			$3,444,365

	Three Months Ended September 30,			Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-bearing liabilities
Demand deposits	$1,056,956	$6,659	2.50%	$646,399	$1,070	0.66%
Money market and savings deposits	1,572,920	6,810	1.72	1,034,580	907	0.35
Brokered deposits	98,649	1,225	4.93	—	—	—
Certificates of deposit $100,000 or more	706,642	6,272	3.52	222,697	308	0.55
Other time deposits	285,743	2,507	3.48	215,014	275	0.51
Interest-bearing deposits (4)	3,720,910	23,473	2.50	2,118,690	2,560	0.48
Advances from FHLB - short-term	70,348	692	3.90	—	—	—
Advances from FHLB - long-term	—	—	—	10,035	16	0.63
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS") (4)	71,907	1,461	8.06	42,953	685	6.33
Total interest-bearing liabilities	3,863,165	25,626	2.63%	2,171,678	3,261	0.60%
Noninterest-bearing deposits	1,345,976			893,968
Accrued expenses and other liabilities	27,057			21,336
Stockholders’ equity	533,186			357,383
Total liabilities and stockholders’ equity	$5,769,384			$3,444,365

Net interest income		$45,702			$27,350

Net interest spread			2.61%			3.18%
Net interest margin			3.35%			3.38%
Cost of Funds			1.95%			0.42%
Cost of Deposits			1.84%			0.34%
Cost of Debt			6.00%			5.25%

Tax-equivalent adjustment
Loans		$73			$35
Investment securities		7			—
Total		$80			$35
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $6.1 million and $0.3 million of accretion interest on loans for the three months ended September 30, 2023 and 2022, respectively.
(4) Interest expense on deposits and borrowing includes amortization of deposit premiums and amortization of borrowing fair value adjustment. There were $(0.5) million and $0.2 million of amortization of deposits premium, and $(0.2) million and $(47,000) of amortization of borrowing fair value adjustment for the three months ended September 30, 2023 and 2022, respectively.

The following table presents changes in interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
	Volume	Due to Rate	Total
Interest income:
Loan Portfolio
Consumer real estate	$5,082	$1,476	$6,558
Commercial real estate	23,333	3,535	26,868
Commercial	1,855	1,477	3,332
Consumer	1,542	495	2,037
State and political	(6)	1	(5)
Credit Cards	149	—	149
Other	(32)	75	43
Taxable investment securities	1,034	828	1,862
Tax-exempt investment securities	34	—	34
Fed funds sold	92	—	92
Interest-bearing deposits	(4,563)	4,310	(253)
Total interest income	$28,520	$12,197	$40,717

Interest-bearing liabilities:
Interest-bearing demand deposits	$2,587	$3,002	$5,589
Money market and savings deposits	2,334	3,570	5,904
Certificate of deposits	6,140	3,281	9,421
Advances from FHLB - Short-term	692	—	692
Advances from FHLB - Long-term	—	(16)	(16)
Subordinated debt	588	187	775
Total interest-bearing liabilities	$12,341	$10,024	$22,365
Net change in net interest income	$16,179	$2,173	$18,352
Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
Net interest income was $45.6 million for the third quarter of 2023, compared to $27.3 million for the third quarter of 2022. The increase in net interest income when compared to the prior period was primarily due to the overall increased size of the balance sheet from the merger in the third quarter of 2023 as well as increases in net accretion interest income. Net accretion interest income for the three months ended September 30, 2023 and September 30, 2022 was $5.4 million and $0.5 million, respectively.
Over the last 18 months, deposits have repriced at a faster rate than loans due to the Federal Reserve Open Market Committee’s increases in short-term interest rates from 0.25% to 5.50%. The Company’s NIM decreased to 3.35% for the third quarter of 2023 from 3.38% for the third quarter of 2022 as the increase in funding costs slightly exceeded the additional interest income from accretion interest from fair value marks, higher yields on CBTC’s legacy loan portfolio, and the benefits to margin for the paydown of higher cost wholesale funding with the proceeds received from the sale of CBTC’s securities portfolio in July 2023. The Company’s increase in the cost of funds was seven basis points greater than the increase in interest-earning asset yields for the comparable periods. Comparing the third quarter of 2023 to the third quarter of 2022, the Company’s interest-earning asset yields increased 146 basis points, while the cost of funds increased 153 basis points.

Provision for Credit Losses (“PCL”) and Allowance for Credit Losses (“ACL”)
See discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this MD&A.
Noninterest Income
Total noninterest income for the third quarter of 2023 of $18.3 million increased $13.0 million from $5.3 million for the third quarter of 2022, primarily due to the bargain purchase gain of $12.2 million and an increase of $1.1 million in trust and investment fee income both the result of the merger, partially offset by a loss of $2.2 million on the sale of investment securities in the third quarter of 2023. Management sold virtually all of CBTC’s AFS investment securities soon after the merger close on July 1, 2023. The $2.2 million loss relates to the difference in the fair values of the securities on July 1, 2023 compared to actual sales proceeds received from the sales on the settlement date.
Noninterest Expense
Total noninterest expense of $47.2 million for the third quarter of 2023 increased $28.3 million or 149.5%, when compared to the third quarter of 2022 expense of $18.9 million. The increases in noninterest expense for the comparable periods were primarily due to merger related expenses and the addition of headcount and infrastructure, including 11 additional branches, amortization of intangible assets, and core processing fees. The Bank’s average full-time equivalent employees (“FTEs”) increased from 453 FTEs for the third quarter of 2022 to 660 FTEs for the third quarter of 2023. Excluding merger related expenses and amortization of core deposit intangible, of $17.5 million for the third quarter of 2023 and $0.7 million for the third quarter of 2022, noninterest expense for the comparable periods was $29.7 million and $18.2 million, respectively. Noninterest expense as a percentage of average assets increased to 3.24% for the three months ended September 30, 2023 from 2.18% for the three months ended September 30, 2022. Excluding merger related expenses and amortization of core deposit intangible for the comparable periods, noninterest expense as a percentage of average assets decreased to 2.04% for the third quarter of 2023 compared to 2.10% for the third quarter of 2022.
Income Taxes
The Company reported income tax benefit of $5.0 million for the third quarter of 2023, and an income tax expense of $3.4 million for the third quarter of 2022. The effective tax rate for the third quarter of 2023 was (43.9%) and 26.2% for the third quarter of 2022. The third quarter 2023 effective tax rate was impacted by a net pre-tax loss, nondeductible merger costs, and reassessment of deferred tax assets and liabilities at an estimated effective tax rate due to an adjustment to state apportionment. The Company’s estimated effective tax rate applied to net deferred tax assets of $48.7 million at September 30, 2023 was 27.52%. The bank's deferred taxes are recorded at 26.00%. As of September 30, 2023 the Company recorded $38.4 million and $34.1 million of gross federal and state net operating loss carryovers, (“NOL’s”). These NOL’s will offset future taxable income to the Company.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Summary of Financial Results
The Company reported net income for the nine months ended September 30, 2023 of $4.1 million or diluted earnings per share of $0.17 compared to net income of $22.8 million or diluted earnings per share of $1.15 for the nine months ended September 30, 2022. The Company’s ROAA, ROACE3 and ROATCE4 were 0.13%, 1.30% and 7.61% for the nine months ended September 30, 2023 compared to 0.88% and 8.59% and 11.63% for the nine months ended September 30, 2022.
The decrease to net income in the first nine months of 2023 compared to the same period in 2022 was primarily due to merger-related expenses and increased provision for loan losses. These decreases to pretax earnings were partially offset by increased net interest income from an increased balance sheet as a result of the merger. The increase to noninterest income was principally due to the bargain purchase gain recognized in the third quarter of 2023 of $12.2 million.

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Interest and dividend income	$142,943	$81,566	$61,377	75.25%
Interest expenses	49,161	7,207	41,954	582.13%
Net interest income	93,782	74,359	19,423	26.12%
Provision for credit loses	30,056	1,475	28,581	1937.69%
Noninterest income	28,966	17,224	11,742	68.17%
Noninterest expenses	89,661	59,323	30,338	51.14%
Income before income taxes	3,031	30,785	(27,754)	(90.15)%
Income tax (benefit) expense	(1,060)	8,016	(9,076)	(113.22)%
Net income	$4,091	$22,769	$(18,678)	(82.03)%
Net Interest Income
As shown in the table below, tax-equivalent net interest income increased $19.5 million to $94.0 million for the nine months ended September 30, 2023 compared to $74.5 million for nine months ended September 30, 2022. The increase in net interest income when compared to the prior period was primarily due to the overall increased size of the balance sheet from the merger and increased accretion interest income in the third quarter of 2023. On a year to date basis, $18.3 million or 93.8% of the $19.5 million increase from the comparable period was from third quarter 2023 merger activity and operations.

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
Interest and dividend income
Loans, including fees	$128,424	$71,458	$56,966	79.72%
Interest and dividends on investment securities	12,973	7,562	5,411	71.56%
Interest on deposits with banks	1,546	2,546	(1,000)	(39.28)%
Total Interest and Dividend Income	$142,943	$81,566	$61,377	75.25%

Interest Expenses
Deposits	$40,668	$5,429	$35,239	649.09%
Short-term borrowings	5,501	2	5,499	274,950.00%
Long-term debt	2,992	1,776	1,216	68.47%
Total Interest Expenses	$49,161	$7,207	$41,954	582.13%

Taxable-equivalent adjustment	$172	$117	$55	47.01%

Tax Equivalent Net Interest Income	$93,954	$74,476	$19,478	26.15%
____________________________________
3For additional details, see "Reconciliation of Non-GAAP Measures (Unaudited).
4For additional details, see "Reconciliation of Non-GAAP Measures (Unaudited).

Average Balances and Yields
The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets
Loans (1), (2), (3)
Consumer real estate	$990,970	$35,929	4.85%	$660,611	$23,491	4.75%
Commercial real estate	1,806,983	71,328	5.28%	1,161,237	36,706	4.23%
Commercial	171,702	9,312	7.25%	210,192	5,863	3.73%
Consumer	318,066	11,440	4.81%	179,054	4,957	3.70%
State and political	936	27	3.86%	1,791	53	3.96%
Credit Cards	2,077	149	9.59%	—	—	—%
Other	11,192	400	4.78%	22,207	505	2.90%
Total Loans	3,301,926	128,585	5.21%	2,235,092	71,575	4.28%

Investment securities:
Taxable	692,718	12,840	2.47	565,535	7,562	1.79
Tax-exempt (1)	664	52	10.44	—	—	—
Federal funds sold	2,539	92	4.84	—	—	—
Interest-bearing deposits	27,750	1,546	7.45	424,790	2,546	0.80
Total earning assets	4,025,597	143,115	4.75%	3,225,417	81,683	3.39%
Cash and due from banks	36,831			14,383
Other assets	271,745			222,236
Allowance for credit losses	(35,206)			(15,095)
Total assets	$4,298,967			$3,446,941

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-bearing liabilities
Demand deposits	$813,834	13,808	2.27%	$627,213	1,652	0.35%
Money market and savings deposits	1,163,595	11,709	1.35	1,046,230	2,027	0.26
Brokered deposits	33,244	1,225	4.93	—	—	—
Certificates of deposit $100,000 or more	421,852	9,685	3.07	247,635	931	0.50
Other time deposits	239,834	4,241	2.36	204,283	819	0.54
Interest-bearing deposits (4)	2,672,359	40,668	2.03	2,125,361	5,429	0.34
Securities sold under retail repurchase agreements and federal funds purchased	—	—	—	913	2	0.29
Advances from FHLB - short-term	148,546	5,501	4.95	—	—	—
Advances from FHLB - long-term	—	—	—	10,075	45	0.60
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS") (4)	52,839	2,992	7.57	42,878	1,731	5.40
Total interest-bearing liabilities	2,873,744	49,161	2.29%	2,179,227	7,207	0.44%
Noninterest-bearing deposits	983,325			891,233
Accrued expenses and other liabilities	22,073			21,932
Stockholders’ equity	419,825			354,549
Total liabilities and stockholders’ equity	$4,298,967			$3,446,941

Net interest income		$93,954			$74,476

Net interest spread			2.46%			2.95%
Net interest margin			3.12%			3.09%
Cost of Funds			1.70%			0.31%
Cost of Deposits			1.49%			0.24%
Cost of Debt			5.64%			4.48%

Tax-equivalent adjustment
Loans		$161			$117
Investment securities		11			—
Total		$172			$117
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $7.0 million and $1.0 million of accretion interest on loans for the nine months ended September 30, 2023 and 2022, respectively.
(4) Interest expense on deposits and borrowing includes amortization of deposit premiums and amortization of borrowing fair value adjustment. There were $(0.3) million and $0.4 million of amortization of deposits premium, and $(0.3) million and $(0.1) million of amortization of borrowing fair value adjustment for the nine months ended September 30, 2023 and 2022, respectively.

The following table presents changes in interest income and interest expense for the periods indicated. For each category of interest earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate); and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Consumer real estate	$11,984	$454	$12,438
Commercial real estate	25,501	9,121	34,622
Commercial	(2,087)	5,536	3,449
Consumer	5,001	1,482	6,483
State and political	(25)	(1)	(26)
Credit Cards	149	—	149
Other	(394)	289	(105)
Taxable investment securities	2,356	2,922	5,278
Tax-exempt investment securities	52	—	52
Fed funds sold	92	—	92
Interest-bearing deposits	(22,124)	21,123	(1,001)
Total interest income	$20,505	$40,926	$61,431

Interest-bearing liabilities:
Interest-bearing demand deposits	3,169	8,987	12,156
Money market and savings deposits	1,185	8,497	9,682
Certificate of deposits	5,854	7,547	13,401
Securities sold under repurchase agreements and federal funds purchased	—	(2)	(2)
Advances from FHLB - Short-term	5,501	—	5,501
Advances from FHLB - Long-term	—	(45)	(45)
Subordinated debt	564	697	1,261
Total interest-bearing liabilities	$16,273	$25,681	$41,954
Net change in net interest income	$4,232	$15,245	$19,477
Net interest income for the first nine months of 2023 was $93.8 million, an increase of $19.4 million, or 26.1%, when compared to the first nine months of 2022. The increase in net interest income was primarily due to an increase in total interest income of $61.4 million, or 75.2%, which included an increase in interest and fees on loans of $57.0 million, or 79.7%. The increase of interest and fees on loans was primarily due to increases in loan yields and in the average balance of loans of $1.1 billion, or 47.7%, largely due to the merger. Interest on investment securities increased $5.3 million, or 69.8%, primarily due to an increase in the average balance of $127.2 million, or 22.5%. Increases to net interest income were partially offset by increased total interest expense of $42.0 million, or 582.1%, primarily due to increases in the cost of funds and in the average balance of interest-bearing deposits of $547.0 million, or 25.7%, largely due to the merger.
The Company’s NIM increased to 3.12% for the first nine months of 2023 from 3.09% for the first nine months of 2022. The increase in the NIM was primarily due to an increase in the average balance and rates earned on total earning assets of $800.2 million and 136 basis points, partially offset by an increase in the average balance and rates paid on interest-bearing liabilities of $694.5 million and 185 basis points. For the comparable periods, the cost of funds increased at a similar rate as interest-earning assets or 139 basis points to 1.70% for the nine months ended September 30, 2023 compared to 0.31% for the nine months ended September 30, 2022. Total net accretion income for the first nine months of 2023 was $6.4 million, compared to $1.2 million for the first nine months of 2022. Prior to the balance sheet restructuring in the third quarter of 2023, the NIM experienced compression due to the Company’s liability sensitive position, deposit rate pressures, and significantly higher FHLB borrowing rates.
Provision for Credit Losses and Allowance for Credit Losses
See discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this MD&A.

Noninterest Income
Total noninterest income for the nine months ended September 30, 2023 of $29.0 million increased $11.7 million or 68.2% from $17.2 million for the nine months ended September 30, 2022. The increase in noninterest income was primarily due to the bargain purchase gain of $12.2 million and an increase of $1.4 million in trust and investment fee income of which $1.1 million of the increase related to the transition of customers to a new broker of record for the Bank's investment division. Both the bargain purchase gain and the transition payment were the result of the merger. Additionally, interchange income increased $0.5 million due to a larger customer base and increased transaction activity. These increases to noninterest income were partially offset by a $2.2 million loss on sales of investment securities in the third quarter and a decrease of $0.7 million in title company revenue. Management sold virtually all of CBTC’s AFS investment securities soon after the merger close on July 1, 2023. The $2.2 million loss relates to the difference in the fair values of the securities on July 1, 2023 compared to actual sales proceeds received from the sales on the settlement date. Title company revenues have fallen in 2023 as real estate settlement activity has decreased in 2023 due to higher interest rates.
Noninterest Expense
Total noninterest expense of $89.7 million for the nine months ended September 30, 2023 increased $30.3 million, or 51.1%, when compared to $59.3 million for the same period in 2022. Almost all noninterest expense line items increased as a result of the merger and the expanded operations of the newly combined Company. Merger-related expenses were almost entirely captured during the third quarter of 2023 and totaled $16.8 million for the first nine months of 2023, compared to $1.1 million for the first nine months of 2022. Excluding merger and acquisition costs and core deposit amortization, of $20.3 million million for the first nine months of 2023 and $2.7 million million for the first nine months of 2022, noninterest expense for the comparable periods was $69.4 million million and $56.7 million million, respectively. Noninterest expense as a percentage of average assets increased to 2.79% for the nine months ended September 30, 2023 from 2.30% for the nine months ended September 30, 2022. Excluding merger and acquisition costs and core deposit amortization for the comparable periods, noninterest expense as a percentage of average assets decreased to 2.16% for the nine months ended September 30, 2023 compared to 2.20% for the nine months ended September 30, 2022. As the Company continues its merger integration, a key focus of management will be to streamline processes, unlock operational efficiencies and reduce overall noninterest expense.
Income Taxes
The Company reported income tax benefit of $1.1 million for the nine months ended September 30, 2023, and income tax expense of $8.0 million for the nine months ended September 30, 2022. The effective tax rate was (35.0%) for the nine months ended September 30, 2023, and 26.0% for the nine months ended September 30, 2022. The 2023 effective tax rate was impacted by nondeductible merger costs incurred. The Company’s estimated effective tax rate applied to net deferred tax assets of $48.7 million at September 30, 2023 was 27.52%. The bank's deferred taxes are recorded at 26.00%. As of September 30, 2023 the Company recorded $38.4 million and $34.1 million of gross federal and state net operating loss carryovers, (“NOL’s”). These NOL’s will offset future taxable income to the Company.

ANALYSIS OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $5.7 billion at September 30, 2023, an increase of $2.2 billion or 64.2%, when compared to $3.5 billion at December 31, 2022. The aggregate increase was primarily due to the merger, with significant increases in loans held for investment of $2.1 billion, or 80.7%, and cash and cash equivalents of $53.2 million, partially offset by an increase in ACL of $40.4 million.
The ratio of the allowance for credit losses on loans to total loans increased from 0.65% at December 31, 2022, to 1.05% at June 30, 2023 and 1.24% at September 30, 2023. The increases were due to the adoption of CECL on January 1, 2023 and the merger with TCFC in July 2023. Due to a lack of uniformity of historical data between the legacy banks in their respective CECL models, management implemented a new post-merger model methodology. The Bank's provision for credit losses for the third quarter of 2023 was $28.2 million and consisted of approximately $20.1 million related to the acquisition of TCFC legacy loans, $7.3 million due to the change in ACL methodology on the Bank’s legacy loans and $0.8 million related to third quarter activity.
Cash and Cash Equivalents
Cash and cash equivalents totaled $108.7 million at September 30, 2023, compared to $55.5 million at December 31, 2022. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
In addition, management sold low cost deposits during the third quarter of 2023 to manage liquidity and earn additional interest income of $0.4 million, earning greater than a 4.5% yield. These funds are off-balance sheet and totaled $68.7 million at September 30, 2023. These sold deposits are available daily if needed to fund the Bank’s operating needs.
Investment Securities
The investment portfolio includes debt and equity securities. Securities are classified as either AFS or HTM. AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At September 30, 2023, 13.1% of the portfolio of debt securities was classified as AFS and 86.9% was classified as HTM, compared to 13.0% and 87.0% respectively, at December 31, 2022. See Note 4 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.
Investment securities, including restricted stock and equity securities, totaled $621.0 million at September 30, 2023, a $34.5 million, or 5.3%, decrease compared to $655.4 million at December 31, 2022. The Bank acquired approximately $454.5 million in securities as a result of the merger and subsequently sold most of the acquired available-for-sale securities (“AFS”) portfolio for net proceeds of434.2 million, and used $380.0 million to reduce higher cost Federal Home Loan Bank (“FHLB”) advances and brokered deposits.
At September 30, 2023, AFS securities, carried at fair value, totaled $79.1 million compared to $83.6 million at December 31, 2022. At September 30, 2023, AFS securities consisted of 67.7% mortgage-backed, 24.8% U.S. Government agencies and 7.5% corporate bonds, compared to 76.0%, 21.7% and 2.3%, respectively, at year-end 2022.
At September 30, 2023, HTM securities, carried at amortized cost, totaled $523.1 million compared to $559.5 million at December 31, 2022. At September 30, 2023, HTM securities consisted of 70.3% mortgage-backed, 27.4% U.S. Government agencies, 2.0% other debt securities, and 0.3% states and political subdivisions, compared to 71.3%, 26.5%, 2.0% and 0.3%, respectively, at year-end 2022.
At September 30, 2023 and December 31, 2022, 97.0% and 97.8%, respectively, of the Bank’s carrying value of it’s investment portfolio consisted of securities issued or guaranteed by U.S. Government agencies or government-sponsored agencies.
Loans
Loans Held for Sale
The Bank originates residential mortgage loans for sale on the secondary market, which are recorded at fair value. At September 30, 2023 and December 31, 2022, the fair value of loans held for sale amounted to $14.7 million and $4.2 million, respectively.
The Bank makes certain representations to purchasers in the sale of the mortgage loans related to loan ownership, loan compliance and legality, and accurate documentation. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, the Bank may be required to repurchase the loan or indemnify the purchaser.
Loans Held for Investment

The following table summarizes the Company’s loan portfolio at September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	%	December 31, 2022	%	$ Change	% Change
Construction	$328,750	7.12%	$246,319	9.64%	$82,431	33.47%
Residential real estate	1,439,464	31.17%	810,497	31.71%	628,967	77.60%
Commercial real estate	2,283,521	49.45%	1,065,409	41.68%	1,218,112	114.33%
Commercial	229,474	4.97%	147,856	5.78%	81,618	55.20%
Consumer	330,411	7.16%	286,026	11.19%	44,385	15.52%
Credit Cards	6,099	0.13%	—	—%	6,099	—%
Total loans	4,617,719	100.00%	2,556,107	100.00%	2,061,612	80.65%
Allowance for credit losses on loans	(57,051)		(16,643)		(40,408)	242.79%
Total loans, net	$4,560,668		$2,539,464		$2,021,204	79.59%
Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Bank has a concentration in commercial real estate loans, and has experienced significant growth in its commercial real estate portfolio in recent years and was further impacted with its acquisition of CBTC. Non-owner occupied commercial real estate (“CRE”) as a percentage of the Bank’s Tier 1 Capital + ACL at September 30, 2023 and December 31, 2022 were $2.1 billion or 394.5% and $1.0 billion or 289.4%, respectively. Construction loans as a percentage of the Bank’s Tier 1 Capital + ACL at September 30, 2023 and December 31, 2022 were $330.0 million or 62.8% and $246.3 million or 69.9%, respectively.
The commercial real estate portfolio (including construction) has increased significantly in the past two years. Management has extensive experience in commercial real estate lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its commercial real estate portfolio. Monitoring practices include stress testing analysis to evaluate changes in collateral values and to cash flows from interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our commercial real estate concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.
The Bank's office CRE portfolio, which included owner-occupied and non-owner occupied CRE loans, was $520.7 million or 11.2% of total loans of $4.6 billion at September 30, 2023, which included $139.0 million or 26.7% with medical tenants and $56.5 million or 10.8% with government or government contractor tenants. There were 529 loans in the office CRE portfolio with an average and median loan size of $1.0 million and $0.3 million, respectively. Loan to Value ("LTV") estimates are less than 70.0% for $356.7 million or 68.0% of the office CRE portfolio.
The Bank had 23 CRE office loans totaling $207.0 million that were greater than $5.0 million at September 30, 2023. For this subset of the office CRE portfolio, at September 30, 2023, the average loan debt-service coverage (“DSC”) ratio was 1.42x and average LTV was 57.04%. Most buildings in the Bank's office CRE portfolio are two stories or less.

Asset Quality
The following table summarizes asset quality information and ratios at September 30, 2023 and December 31, 2022.

(dollars in thousands,)	September 30, 2023	December 31, 2022
ASSET QUALITY
Total portfolio loans	$4,617,719	$2,556,107
Classified Assets (1)	11,068	2,663
Allowance for credit losses on loans	(57,051)	(16,643)

Past due loans - 31 to 89 days	9,093	13,081
Accruing past due loans >= 90 days	2,149	1,841
Total past due (delinquency) loans	11,242	14,922

Non-accrual loans	8,982	1,908
Accruing borrowers experiencing financial difficulty ("BEFD") modifications (2), (3)	—	4,405
Other real estate owned (OREO)	179	197
Non-accrual loans, OREO and BEFD modifications	9,161	6,510

ASSET QUALITY RATIOS
Classified assets to total assets (1)	0.19%	0.08%
Classified assets to risk-based capital (1)	2.07%	0.73%
Allowance for credit losses on loans to total portfolio loans	1.24%	0.65%
Allowance for credit losses on loans to non-accrual loans	635.17%	872.27%
Past due loans - 31 to 89 days to total portfolio loans	0.20%	0.51%
Past due loans >=90 days and non-accrual to total loans	0.24%	0.15%
Total past due (delinquency) to total portfolio loans	0.43%	0.58%
Non-accrual loans to total portfolio loans	0.19%	0.07%
Non-accrual loans and BEFD modifications to total loans	0.19%	0.25%
Non-accrual loans and OREO to total assets	0.16%	0.06%
Non-accrual loans and OREO to total portfolio loans and OREO	0.20%	0.08%
Non-accrual loans, OREO and BEFD modifications to total assets	0.16%	0.19%
____________________________________
(1)Classified assets are substandard loans and OREO. Classified assets do not include special mention loans.
(2)On January 1, 2023, the Company adopted ASU 2022-02–Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the TDR recognition and measurement guidance. As such, loans designated as TDRs prior to January 1, 2023 and are currently performing are no longer reported as a BEFD loan beginning in the quarter ended March 31, 2023, while prior period amounts continue to be reported in accordance with previously applicable GAAP.
(3)BEFD modification loans include both non-accrual and accruing performing loans. All BEFD modification loans are included in the calculation of asset quality financial ratios. Non-accrual BEFD modification loans are included in the non-accrual balance and accruing BEFD modification loans are included in the accruing BEFD modification balance.
Allowance for Credit Losses on Loans
The ACL was $57.1 million at September 30, 2023, $16.6 million at December 31, 2022 and $16.3 million at September 30, 2022. There were net charge-offs of $1.4 million for the third quarter of 2023, compared to net charge-offs of $50,000 for the second quarter of 2023 and net recoveries of $119,000 for the third quarter of 2022. The ratio of annualized net charge-offs to average loans was 0.13% for the third quarter of 2023, compared to annualized net charge-offs of 0.01% for the second quarter of 2023 and annualized net recoveries of 0.02% for the third quarter of 2022. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to maintain overall credit quality. The ACL on loans as a percentage of period-end loans was 1.24% at September 30, 2023 and 0.65% at December 31, 2022.
We adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13. Upon the adoption of ASC 326, the Company recorded a $10.8 million increase to the ACL. ACL balances increased to 1.07% and 1.05% of portfolio loans at March 31, 2023 and June 30, 2023, respectively, compared to 0.65% at December 31, 2022. In the third quarter of 2023, as a result of the merger with TCFC, the ACL increased from $29.0 million and 1.05% of total loans at

June 30, 2023 to $57.1 million and 1.24% of total loans at September 30, 2023. The Bank's provision for credit losses for the third quarter of 2023 was $28.2 million and consisted of $20.1 million related to the acquisition of TCFC legacy loans including $0.2 million related to unfunded commitments to extent credit, $7.3 million due to a change in ACL methodology on the Bank’s legacy loans and $0.8 million related to third quarter activity. Management believes that the allowance is adequate at September 30, 2023. The ACL as a percent of total loans may increase or decrease in future periods based on economic conditions. Management’s determination of the adequacy of the allowance is based on a periodic evaluation of the portfolio. For additional information regarding the allowance for credit losses, refer to Notes 1, 2 and 5 of the Consolidated Financial Statements and the Critical Accounting Policies section of the MD&A.
The following tables present a summary of the net charge-off activity in the ACL at or for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average balances	Net (charge-offs) recoveries	Percentage of net charge-offs (recoveries) (annualized) to average loans outstanding during the year	Average balances	Net (charge-offs) recoveries	Percentage of net charge-offs (recoveries) (annualized) to average loans outstanding during the year
Construction	$398,340	$3	-%	$239,120	$2	-%
Residential real estate	1,425,729	3	-	730,738	12	(0.01)
Commercial real estate	2,389,138	(1,327)	0.22	980,174	243	(0.10)
Commercial	776	2	(1.02)	150,143	(142)	0.38
Consumer	330,929	(70)	0.08	213,984	4	(0.01)
Credit Cards	6,223	(60)	3.83	—	—	-
Total	$4,551,135	$(1,449)	0.13%	$2,314,159	$119	(0.02)%

Allowance for credit losses on loans at period end as a percentage of total period end loans (1)	1.24%	0.68%
Allowance for credit losses on loans at period end as a percentage of total period end loans (2)	1.24%	0.84%
Allowance for credit losses on loans at period end as a percentage of average loans (3)	1.25%	0.70%
Allowance for credit losses on loans at period end as a percentage of period end nonaccrual loans	635.17%	550.08%
____________________________________
(1)At September 30, 2023 and September 30, 2022, these ratios included all loans held for investment, including PPP loans of $129,000 and $291,000, respectively.
(2)For 2023, this ratio excludes only PPP loans given the Company’s adoption of the CECL standard. For periods in 2022, this ratio excludes PPP loans and loans acquired in the Severn and Northwest branch acquisitions.
(3)At September 30, 2023 and September 30, 2022, these ratios included all loans held for investment, including average PPP loans of $137,000 and $749,000, respectively.

	For Nine Months Ended September 30, 2023
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average balances	Net (charge-offs) recoveries	Percentage of net charge-offs (recoveries) (annualized) to average loans outstanding during the year	Average balances	Net (charge-offs) recoveries	Percentage of net charge-offs (recoveries) (annualized) to average loans outstanding during the year
Construction	$292,430	$10	-%	$251,150	$9	-%
Residential real estate	1,056,892	37	-	680,107	127	(0.02)
Commercial real estate	1,528,869	(1,327)	0.12	938,892	942	(0.13)
Commercial	93,925	10	(0.01)	165,692	(216)	0.17
Consumer	319,699	(189)	0.08	181,443	(4)	-
Credit cards	2,075	(60)	3.87	—	—	-
Total	$3,293,890	$(1,519)	0.06%	$2,217,284	$858	(0.05)%

Allowance for credit losses on loans at period end as a percentage of total period end loans (1)	1.24%	0.68%
Allowance for credit losses on loans at period end as a percentage of total period end loans (2)	1.24%	0.84%
Allowance for credit losses on loans at period end as a percentage of average loans (3)	1.73%	0.73%
Allowance for credit losses on loans at period end as a percentage of period end nonaccrual loans	635.17%	550.08%
____________________________________
(1)At September 30, 2023 and September 30, 2022, these ratios included all loans held for investment, including PPP loans of $129,000 and $291,000, respectively.
(2)For 2023, this ratio excludes only PPP loans given the Company’s adoption of the CECL standard. For periods in 2022, this ratio excludes PPP loans and loans acquired in the Severn and Northwest branch acquisitions.
(3)At September 30, 2023 and September 30, 2022, these ratios included all loans held for investment, including average PPP loans of $156,000 and $8.9 million, respectively.

Nonperforming Assets
Classified assets increased $8.4 million to $11.1 million or 0.19% of total assets at September 30, 2023 from $2.7 million or 0.08% of total assets at December 31, 2022. Classified assets are substandard loans and OREO. The increase in classified assets was due to the acquisition of TCFC classified loans of $5.1 million and an increase in Shore legacy classified loans to $5.8 million, and OREO of $0.2 million at September 30, 2023.
As shown in the following table, nonperforming assets were $11.3 million or 0.20% of total assets at September 30, 2023 compared to $3.9 million or 0.11% of total assets at December 31, 2022. The balance of nonperforming assets increased due to a $7.1 million increase in total nonaccrual loans. The modest increase in nonperforming and classified assets was the result of the merger, a small increase in late payments in consumer loans and a proactive review of larger commercial relationships in the current interest rate environment.
The following table summarizes our nonperforming assets at September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Nonperforming assets
Nonaccrual loans	$8,982	$1,908
Total loans 90 days or more past due and still accruing	2,149	1,841
Other real estate owned	179	197
Total nonperforming assets	$11,310	$3,946

As a percent of total loans:
Nonaccrual loans	0.19%	0.07%

As a percent of total loans and other real estate owned:
Nonperforming assets	0.24%	0.15%

As a percent of total assets:
Nonaccrual loans	0.16%	0.05%
Nonperforming assets	0.20%	0.11%
Deposits
The following is a breakdown of the Company’s deposit portfolio at September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023		December 31, 2022
	Balance	%	Balance	%	$ Change	% Change
Noninterest-bearing demand	$1,211,401	23.70%	$862,015	28.60%	$349,386	40.50%
Interest-bearing:
Demand	1,210,051	23.70%	694,101	23.10%	515,950	74.30%
Money market deposits	1,179,049	23.10%	709,132	23.60%	469,917	66.30%
Savings	371,755	7.30%	320,188	10.60%	51,567	16.10%
Certificates of deposit	1,136,488	22.20%	424,348	14.10%	712,140	167.80%
Total interest-bearing	3,897,343	76.30%	2,147,769	71.40%	1,749,574	81.50%

Total Deposits	$5,108,744	100.00%	$3,009,784	100.00%	$2,098,960	69.70%
Total deposits increased $2.1 billion, or 69.7% to $5.1 billion at September 30, 2023 when compared to December 31, 2022. The increase in total deposits was primarily due to the merger, which resulted in an increase in time deposits of $712.1 million, demand deposits of $516.0 million, money market and savings of $521.5 million, and noninterest-bearing deposits of $349.4 million.
Total estimated uninsured deposits were $1.0 billion or 19.76% of total deposits at September 30, 2023 and $871.5 million or 28.95% of total deposits at December 31, 2022. At September 30, 2023, there were $144.9 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank's uninsured deposits, excluding the market value of pledged collateral, at September 30, 2023 were $864.6 million or 16.92% of total deposits.

The Company does not consider reciprocal deposits to be brokered as reciprocal deposits are used to maximize FDIC insurance available to our customers. During 2018, revisions to the Federal Deposit Insurance Act determined that reciprocal deposits are core deposits and are not considered brokered deposits unless they exceed 20% of the Bank’s total liabilities of $5.1 billion. Reciprocal deposits were $1.1 billion at September 30, 2023 compared to $475.8 million at December 31, 2022. Reciprocal deposits as a percentage of the Bank’s liabilities at September 30, 2023 and December 31, 2022 were 20.47% and 15.44%, respectively. For call reporting purposes, there were $24.4 million and zero reciprocal deposits that were considered brokered at September 30, 2023 and December 31, 2022.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At September 30, 2023, the Bank had three local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $406.4 million which represented 8.0% of total deposits of $5.1 billion. At December 31, 2022, there were two customer deposit relationships that exceeded 2% of total deposits, totaling $217.8 million which represented 7.2% of total deposits of $3.0 billion.
Wholesale Funding - Short-Term Borrowings and Brokered Deposits
The Company had no short-term borrowings as of September 30, 2023, compared to short-term advances with the FHLB of $40.0 million at December 31, 2022. Other short-term borrowings may consist of overnight borrowing from correspondent banks or securities sold under agreements to repurchase, primarily with commercial depositors. Short-term advances are defined as those with original maturities of one year or less. At September 30, 2023 and December 31, 2022, the Company had no securities sold under agreements to repurchase or overnight borrowings from correspondent banks.
The Company's wholesale funding increased $71.0 million, which includes FHLB advances and brokered deposits, from $40.0 million in FHLB advances at December 31, 2022 to $111.0 million in brokered deposits at September 30, 2023. Brokered deposits for the Company’s measurement of wholesale funding exclude reciprocal deposit balances that exceeded 2% of total deposits. The Bank decreased wholesale funding by $380.0 million during the third quarter of 2023 using proceeds from the sale of TCFC’s securities portfolio after the legal merger.
Long-Term Debt
The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. There were no long-term borrowings from the FHLB outstanding at September 30, 2023 and December 31, 2022.
On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% of Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.
As a result of the Severn merger, the Company acquired Junior Subordinated Debt Securities due in 2035 which had an outstanding principal balance of $20.6 million. The debt balance of $18.5 million at September 30, 2023 and $18.4 million at December 31, 2022 was presented net of fair value adjustments of $2.1 million and $2.2 million, respectively.
Additionally, as a result of the TCFC merger, the Company acquired Junior Subordinated Debt Securities which had an outstanding principal balance of $12.0 million. The debt balance of $10.5 million at September 30, 2023 was presented net of a fair value adjustment of $1.5 million. In addition, the Company acquired 4.75% fixed-to-floating rate subordinated notes with a carrying value of $19.5 million at September 30, 2023. The notes balance of $18.2 million at September 30, 2023 was presented net of fair value adjustment of $1.3 million.
Stockholders’ Equity

(Dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
Common Stock at par of $0.01	$331	$199	$132	66.33%
Additional paid in capital	355,575	201,494	154,081	76.47%
Retained earnings	159,134	171,613	(12,479)	(7.27)%
Accumulated other comprehensive loss	(10,109)	(9,021)	(1,088)	12.06%
Total Stockholders' Equity	$504,931	$364,285	$140,646	38.61%
Total stockholders’ equity increased $140.6 million, or 38.61%, to $504.9 million at September 30, 2023 when compared to December 31, 2022 primarily due to a $153.1 million additional paid in capital from the merger on July 1, 2023, offset by $7.8 million CECL adjustment in the first quarter of 2023 and dividends paid of $8.8 million.

Liquidity and Capital Resources
We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash and cash equivalents was $53.2 million for the first nine months of 2023 compared to a decrease of $420.3 million for the first nine months of 2022. The increase in cash and cash equivalents in 2023 was mainly due to the proceeds from the sale of acquired AFS securities of $434.2 million.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other correspondent banks whereby it has $35.0 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. At September 30, 2023, the Bank had approximately $1.1 billion of available liquidity including: $108.7 million in cash, and $954.4 million in secured borrowing capacity at the FHLB and the other correspondent banks. The Bank is a member of the FHLB, which provides another source of liquidity. Through the FHLB, the Bank had available lendable collateral of approximately $726.6 million and $298.9 million at September 30, 2023 and December 31, 2022, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 12.50%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank and the Company were deemed “well capitalized” under applicable regulatory capital requirements at September 30, 2023.
The following tables present the applicable capital ratios for the Company and the Bank as of September 30, 2023 and December 31, 2022.

September 30, 2023	Tier 1 leverage ratio	Common Equity Tier 1 ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Shore Bancshares, Inc.	7.65%	8.61%	9.22%	11.37%
Shore United Bank	8.28%	9.97%	9.97%	11.20%

December 31, 2022	Tier 1 leverage ratio	Common Equity Tier 1 ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Shore Bancshares, Inc.	9.52%	11.62%	12.33%	13.91%
Shore United Bank	9.92%	12.82%	12.82%	13.47%

USE OF NON-GAAP FINANCIAL MEASURES
Statements included in the MD&A include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company’s management uses these non-GAAP financial measures and believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP. See Non-GAAP reconciliation schedules that immediately follow:
RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED)
Reconciliation of U.S. GAAP total assets, common equity, common equity to assets and book value to Non-GAAP tangible assets, tangible common equity, tangible common equity to tangible assets and tangible book value.
This Quarterly Report on Form 10-Q, including the accompanying financial statement tables, contains financial information determined by methods other than in accordance with GAAP. This financial information includes certain performance measures, which exclude intangible assets. These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

(dollars in thousands, except per share amounts)	September 30, 2023	December 31, 2022	September 30, 2022
Total assets	$5,708,725	$3,477,276	$3,446,804
Less: intangible assets
Goodwill	63,266	63,266	63,281
Core deposit intangibles	50,685	5,547	6,007
Total intangible assets	113,951	68,813	69,288
Tangible assets	$5,594,774	$3,408,463	$3,377,516

Total common equity	$504,931	$364,285	$357,221
Less: intangible assets	113,951	68,813	69,288
Tangible common equity	$390,980	$295,472	$287,933

Common shares outstanding at end of period	33,136,182	19,864,956	19,857,774

Common equity to assets	8.84%	10.48%	10.36%
Tangible common equity to tangible assets	7.00%	8.67%	8.52%

Common book value per share	$15.24	$18.34	$17.99
Tangible common book value per share	$11.80	$14.87	$14.50

Return on Average Common Equity (“ROACE”)
The ROACE is a financial ratio that measures the profitability of a company in relation to the average shareholders' equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average shareholders' equity for a specific period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022

Net (loss) income (as reported)	$(6,384)	$9,658	$4,091	$22,769

ROACE	(4.75)%	10.72%	1.30%	8.59%

Average Equity	$533,186	$357,383	$419,825	$354,549
Return on Average Tangible Common Equity (“ROATCE”)
ROATCE is computed by dividing net earnings applicable to common shareholders by average tangible common shareholders' equity. Management believes that ROATCE is meaningful because it measures the performance of a business consistently, whether acquired or internally developed. ROATCE is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022

Net (loss) income (as reported)	$(6,384)	$9,658	$4,091	$22,769
Merger and acquisition costs (net of tax)	8,343	117	12,398	837
Core deposit intangible amortization (net of tax)	1,478	368	2,597	1,130
Net (loss) earnings applicable to common shareholders	$3,437	$10,143	$19,086	$24,736

ROATCE	3.27%	13.98%	7.61%	11.63%

Average equity	$533,186	$357,383	$419,825	$354,549
Less: Average goodwill and core deposit intangible	(115,604)	(69,558)	(84,300)	(70,104)
Average Tangible Common Equity	$417,582	$287,825	$335,525	$284,445

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.
Our primary market risk is interest rate fluctuation, and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Item 7 of Part II of the 2022 Annual Report under the caption “Market Risk Management and Interest Sensitivity”. Management recognizes that recent increases in interest rates have had an impact on the Company’s market risk. The procedures used to evaluate and mitigate these risks remain unchanged, and we continue to monitor our actual and simulated sensitivity positions since December 31, 2022.
Item 4 – Controls and Procedures.
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
An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2023 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level at September 30, 2023.
There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.
Item 1A – Risk Factors
There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report for the year ended December 31, 2022, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and those referenced in other reports on file with the SEC.
Item 2 – Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
There were no unregistered sales of the Company’s common stock, par value $0.01 per share (“Common Stock”), during the quarter-to-date period ended September 30, 2023.
Item 3 – Defaults Upon Senior Securities
None
Item 4 – Mine Safety Disclosures
Not Applicable
Item 5 – Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6 – Exhibits.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of December 14, 2022, between Shore Bancshares, Inc. and The Community Financial Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on December 14, 2022)

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).
3.1(ii)	Articles of the Amendment of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 3, 2023).
3.1(iii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock Series A (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009).
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

10.3	Retention Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and James M. Burke (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 3, 2023).
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

SHORE BANCSHARES, INC.

Date: November 14, 2023	By:	/s/ James M. Burke
James M. Burke
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Todd L. Capitani
Todd L. Capitani
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)