Form 10-Q/A
period 2023-09-30
SHORE BANCSHARES INC
filed 2023-12-22
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
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

EXPLANATORY NOTE
Shore Bancshares, Inc. (the “Company” or “SHBI”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amended Quarterly Report” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2023 (the “Original Quarterly Report”), to: (a) amend and restate its financial statements and related disclosures as of and for the three and nine months ended September 30, 2023 and (b) restate management’s conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023.
Restatement Background
As previously announced in the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2023, on December 13, 2023, the Audit Committee (the “Audit Committee”) of the Board of Directors (the “Board”) of the Company, in consultation with management and the Company’s independent registered public accounting firm, Yount, Hyde & Barbour, P.C. (“YHB”), concluded that the Company’s unaudited financial statements for the three and nine months ended September 30, 2023 (the “Unaudited Financial Statements”) included in the Original Quarterly Report contained an error related to the improper recording of the net deferred tax assets attributable to the Company’s acquisition of The Community Financial Corporation (“TCFC”).
On July 1, 2023, the Company consummated the acquisition of TCFC (the “Merger”). The Merger required several valuation adjustments on the Company’s general ledger to properly account for the Merger in accordance with U.S. GAAP. The valuation adjustments on the acquired assets and liabilities resulted in the need for both deferred tax assets and liabilities to be created and ultimately a bargain purchase gain. The bargain purchase gain of $12.2 million was reported in the Original Quarterly Report, as other income for the three- and nine- month period ended September 30, 2023.
The Company determined that the error in the Company’s Unaudited Financial Statements was due to improper recording of net deferred tax assets attributable to the Merger. This error resulted in an overstatement of $3.4 million of the reported bargain purchase gain for the three and nine months ended September 30, 2023, and the balance of deferred tax assets initially recorded in the Merger. The error did not have a material impact on the reported income tax provisions for either the three- or nine-month periods ended September 30, 2023, as the bargain purchase gain was treated as a non-taxable item. This error did have corresponding effects on the Consolidated Balance Sheets, Consolidated Statements of Income/(Loss), Consolidated Statements of Comprehensive Income/(Loss), Consolidated Statements of Changes in Stockholders’ Equity, and the Consolidated Statements of Cash Flows as of and for the three and nine months ended September 30, 2023, included in the Original Quarterly Report.
The Audit Committee determined that the Unaudited Financial Statements included in the Original Quarterly Report needed to be restated and should no longer be relied upon. Similarly, any previously furnished or filed reports, related earnings releases or similar communications of the Company describing those Unaudited Financial Statements and other information related to the three and nine months ended September 30, 2023, should no longer be relied upon. For additional information about this restatement, please refer to Note 1A. Restatement of Previously Issued Financial Statements of the Notes to the consolidated financial statements included in Part I, Item 1 of this Amended Quarterly Report.
Internal Control Considerations
In connection with the Company’s evaluation of the restatement of the Unaudited Financial Statements, management of the Company has concluded that a material weakness in the Company’s internal control over financial reporting existed as of September 30, 2023. Specifically, the Company did not maintain effective controls over the recording of the net deferred tax assets attributable to the Merger and failed to detect the misstatement due to the non-performance of a quarterly book to tax reconciliation. Accordingly, the Company’s management has determined that the Company’s disclosure controls and procedures were not effective as of September 30, 2023. See additional discussion included in Part I, Item 4 of this Amended Quarterly Report.
Items Amended
For the convenience of the reader, this Amended Quarterly Report sets forth the complete form of the Original Quarterly Report, as modified where necessary to reflect the restatement and revisions. The following items have been amended in this Amended Quarterly Report:
•Part I ─ Item 1. Financial Statements
•Part I ─ Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I ─ Item 4. Controls and Procedures
•Part II ─ Item 1A. Risk Factors
•Part II ─ Item 6. Exhibits
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Amended Quarterly Report newly dated certifications of the Company’s principal executive officer and principal financial officer.
The risk factors included in Part II – Item 1A, “Risk Factors” herein have been amended to add a new risk factor regarding the material weakness in the Company’s internal control over financial reporting.
Except as described above, this Amended Quarterly Report does not amend, update or change any other items or disclosures in the Original Quarterly Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Quarterly Report speaks only as of the date of the Original Quarterly Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Quarterly Report to give effect to any subsequent events. Accordingly, this Amended Quarterly Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Quarterly Report, including any amendment to those filings.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	(As Restated)
(In thousands, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and due from banks	$68,097	$37,661
Interest-bearing deposits with other banks	40,612	17,838
Cash and cash equivalents	108,709	55,499
Investment securities:
Available-for-sale, at fair value (amortized cost of $93,052 (2023) and $95,999 (2022))	79,143	83,587
Held to maturity, net of allowance for credit losses of $126 (2023) (fair value of $445,652 (2023) and $494,627 (2022))	523,051	559,455
Equity securities, at fair value	5,434	1,233
Restricted securities, at cost	13,361	11,169
Loans held for sale, at fair value	14,725	4,248

Loans held for investment ($9,302 (2023) and $8,437 (2022), at fair value)	4,617,719	2,556,107
Less: allowance for credit losses	(57,051)	(16,643)
Loans, net	4,560,668	2,539,464

Premises and equipment, net	81,149	51,488
Goodwill	63,266	63,266
Core deposit intangible, net	50,685	5,547
Other real estate owned, net	179	197
Mortgage servicing rights, at fair value	5,890	5,275
Right-of-use assets	12,741	9,629
Cash surrender value on life insurance	100,950	59,218
Accrued interest receivable	15,683	9,384
Deferred income taxes	45,346	7,357
Other assets	24,392	11,260
TOTAL ASSETS	$5,705,372	$3,477,276

LIABILITIES
Deposits:
Noninterest-bearing	$1,211,401	$862,015
Interest-bearing	3,897,343	2,147,769
Total deposits	5,108,744	3,009,784
Advances from FHLB - short-term	—	40,000
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS")	29,079	18,398
Subordinated debt	42,956	24,674
Total borrowings	72,035	83,072
Lease liabilities	13,082	9,908
Other liabilities	9,933	10,227
TOTAL LIABILITIES	5,203,794	3,112,991

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 35,000,000; shares issued and outstanding - 33,136,182 (2023) and 19,864,956 (2022)	331	199
Additional paid in capital	355,575	201,494
Retained earnings	155,781	171,613
Accumulated other comprehensive loss	(10,109)	(9,021)
TOTAL STOCKHOLDERS' EQUITY	501,578	364,285
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,705,372	$3,477,276
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF (LOSS)/INCOME (Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
	(As Restated)		(As Restated)
INTEREST INCOME
Interest and fees on loans	$64,869	$25,924	$128,424	$71,458
Interest and dividends on taxable investment securities	5,047	3,186	12,840	7,562
Interest and dividends on tax-exempt investment securities	27	—	41	—
Interest on federal funds sold	92	—	92	—
Interest on deposits with other banks	1,213	1,466	1,546	2,546
Total interest income	71,248	30,576	142,943	81,566

INTEREST EXPENSE
Interest on deposits	23,473	2,561	40,668	5,429
Interest on short-term borrowings	692	—	5,501	2
Interest on long-term borrowings	1,461	700	2,992	1,776
Total interest expense	25,626	3,261	49,161	7,207

NET INTEREST INCOME	45,622	27,315	93,782	74,359
Provision for credit losses	28,176	675	30,056	1,475

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	17,446	26,640	63,726	72,884

NONINTEREST INCOME
Service charges on deposit accounts	1,505	1,509	3,981	4,306
Trust and investment fee income	1,933	421	2,764	1,383
Loss on sales and calls of investment securities	(2,166)	—	(2,166)	—
Interchange credits	1,557	1,241	4,081	3,532
Mortgage-banking revenue	1,377	680	3,408	3,643
Title Company revenue	89	397	412	1,146
Bargain purchase gain	8,816	—	8,816	—
Other noninterest income	1,873	1,096	4,317	3,214
Total noninterest income	14,984	5,344	25,613	17,224

NONINTEREST EXPENSE
Salaries and wages	14,183	8,562	31,822	27,022
Employee benefits	3,607	2,191	8,968	7,122
Occupancy expense	2,245	1,496	5,463	4,548
Furniture and equipment expense	750	533	1,761	1,370
Data processing	2,485	1,759	6,022	5,034
Directors' fees	295	217	730	617
Amortization of core deposit intangible	2,634	499	3,510	1,528
FDIC insurance premium expense	618	339	1,747	1,111
Other real estate owned expenses, net	2	1	2	52
Legal and professional fees	1,217	756	2,926	2,204
Merger-related expenses	14,866	159	16,754	1,130
Other noninterest expenses	4,256	2,387	9,956	7,585
Total noninterest expense	47,158	18,899	89,661	59,323
(Loss)/income before income taxes	(14,728)	13,085	(322)	30,785
Income tax (benefit) expense	(4,991)	3,427	(1,060)	8,016
NET (LOSS) INCOME	$(9,737)	$9,658	$738	$22,769

Basic and diluted net (loss) income per common share	$(0.29)	$0.49	$0.03	$1.15
Dividends paid per common share	$0.12	$0.12	$0.36	$0.36
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
	(As Restated)		(As Restated)

Net (loss) income	$(9,737)	$9,658	$738	$22,769

Other comprehensive loss:
Investment securities:
Unrealized holding losses on available-for-sale-securities	(2,132)	(4,307)	(1,498)	(13,533)
Tax effect	584	1,177	410	3,696
Total other comprehensive loss	(1,548)	(3,130)	(1,088)	(9,837)
Comprehensive (loss) income	$(11,285)	$6,528	$(350)	$12,932
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three and Nine Months Ended September 30, 2023 and 2022

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings (As Restated)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (As Restated)
Balances, January 1, 2023	$199	$201,494	$171,613	$(9,021)	$364,285
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(7,818)	—	(7,818)
Net income	—	—	6,457	—	6,457
Other comprehensive income	—	—	—	860	860
Common shares issued for employee stock purchase plan	—	87	—	—	87
Stock-based compensation	—	155	—	—	155
Cash dividends declared	—	—	(2,388)	—	(2,388)
Balances, March 31, 2023	$199	$201,736	$167,864	$(8,161)	$361,638

Net income	$—	$—	$4,018	$—	$4,018
Other comprehensive loss	—	—	—	(400)	(400)
Common shares issued for employee stock purchase plan	—	102	—	—	102
Stock-based compensation	—	170	—	—	170
Cash dividends declared	—	—	(2,388)	—	(2,388)
Balances, June 30, 2023	$199	$202,008	$169,494	$(8,561)	$363,140

Net loss	$—	$—	$(9,737)	$—	$(9,737)
Other comprehensive loss	—	—	—	(1,548)	(1,548)
TCFC acquisition	132	152,954	—	—	153,086
Common shares issued for employee stock purchase plan	—	84	—	—	84
Stock-based compensation	—	529	—	—	529
Cash dividends declared	—	—	(3,976)	—	(3,976)
Balances, September 30, 2023	$331	$355,575	$155,781	$(10,109)	$501,578

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) - Continued

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balances, January 1, 2022	$198	$200,473	$149,966	$56	$350,693
Net Income	—	—	5,613	—	5,613
Other comprehensive loss	—	—	—	(2,228)	(2,228)
Common shares issued for employee stock purchase plan	—	37	—	—	37
Stock-based compensation	—	130	—	—	130
Cash dividends declared	—	—	(2,381)	—	(2,381)
Balances, March 31, 2022	$198	$200,640	$153,198	$(2,172)	$351,864

Net Income	$—	$—	$7,499	$—	$7,499
Other comprehensive loss	—	—	—	(4,479)	(4,479)
Common shares issued for employee stock purchase plan	—	102	—	—	102
Stock-based compensation	—	172	—	—	172
Cash dividends declared	—	—	(2,381)	—	(2,381)
Balances, June 30, 2022	$198	$200,914	$158,316	$(6,651)	$352,777

Net Income	$—	$—	$9,658	$—	$9,658
Other comprehensive loss	—	—	—	(3,130)	(3,130)
Common shares issued for employee stock purchase plan	1	124	—	—	125
Stock-based compensation	—	175	—	—	175
Cash dividends declared	—	—	(2,384)	—	(2,384)
Balances, September 30, 2022	$199	$201,213	$165,590	$(9,781)	$357,221
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Nine Months Ended September 30,
(In thousands)	2023	2022
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$738	$22,769
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net accretion of acquisition accounting estimates	(6,672)	(1,225)
Provision for credit losses	30,056	1,475
Depreciation and amortization	6,847	4,253
Net amortization of securities	724	1,121
Amortization of debt issuance costs	92	92
Bargain purchase gain	(8,816)	—
(Gain) on mortgage banking activities	(2,602)	(2,526)
Proceeds from sale of mortgage loans held for sale	80,846	128,595
Originations of loans held for sale	(89,485)	(98,020)
Stock-based compensation expense	853	477
Deferred income tax (benefit)	(934)	(723)
Losses on sales and calls of securities	2,166	—
Loss (Gain) on valuation adjustments on mortgage servicing rights	5	(459)
Valuation adjustments on premises transferred to held for sale	271	—
(Gain) Loss on sales and valuation adjustments on other real estate owned	(3)	44
Fair value adjustments on loans held for investments, at fair value	492	—
Fair value adjustment on equity securities	177	162
Bank owned life insurance income	(1,305)	(702)
Net changes in:
Accrued interest receivable	2,810	(721)
Other assets	(10,145)	(304)
Accrued interest payable	1,192	(217)
Other liabilities	(20,663)	(4,030)
Net cash (used in) provided by operating activities	(13,356)	50,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	12,304	16,719
Proceeds from the sale of acquired AFS securities	434,215	—
Proceeds from maturities and principal payments of investment securities held to maturity	35,023	40,603
Proceeds from sale of loans held for investment	8,611	—
Purchases of securities held to maturity	—	(207,466)
Purchases of equity securities	(41)	(12)
Purchase of restricted securities	(26,076)	(5,735)
Net change in loans	(297,999)	(280,874)
Purchases of premises and equipment	(3,654)	(2,274)
Proceeds from sales of other real estate owned	21	394
Improvements to other real estate owned	—	(34)
Redemption of restricted securities	28,224	—
Purchases of bank owned life insurance	(187)	(10,131)
Proceeds from disposal of premises held for sale	721	—
Cash acquired in the acquisition of TCFC, net of cash paid	25,372	—
Net cash provided by (used in) investing activities	216,534	(448,810)

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

	For Nine Months Ended September 30,
(In thousands)	2023	2022
	(As Restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	(239,293)	(33,689)
Interest-bearing deposits	206,804	23,156
Short-term borrowings	(109,000)	(4,143)
Common stock dividends paid	(8,752)	(7,146)
Issuance of common stock	273	264
Net cash provided by (used in) financing activities	(149,968)	(21,558)
Net increase (decrease) in cash and cash equivalents	53,210	(420,307)
Cash and cash equivalents at beginning of period	55,499	583,613
Cash and cash equivalents at end of period	$108,709	$163,306

Supplemental cash flows information:
Interest paid	$47,243	$7,705
Income taxes paid	$7,894	$7,070
Recognition (remeasurement of) lease liabilities arising from right-of-use assets	$45	$(616)
Transfers from loans to other real estate owned	$—	$69
Unrealized losses on securities available for sale	$(1,498)	$(13,533)
Transfer of premises to held for sale (included in other assets)	$750	$—
See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2023 and 2022
(Unaudited)
Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2023, the consolidated results of income and comprehensive income for the three and nine months ended September 30, 2023 and 2022, changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022, have been included. All such adjustments were of a normal recurring nature. The amounts as of December 31, 2022 were derived from the 2022 audited financial statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q/A (the “Amended Quarterly Report” or “10-Q/A”) to the Quarterly Report on Form 10-Q filed with the
Securities and Exchange Commission (the “SEC”) on November 14, 2023 (the “Original Quarterly Report”) should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2022. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.
When used in these notes, the term the “Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries, Shore United Bank, N.A. (the “Bank”) and Mid-Maryland Title Company, Inc. (the “Title Company”).
Note 1A. Restatement of Previously Issued Financial Statements
The Company has restated previously issued financial statements and related disclosures as of and for the three and nine months ended September 30, 2023 (the “Unaudited Financial Statements”) included in the Original Quarterly Report. The applicable Notes to Condensed Financial Statements were also updated to reflect the restatement.
Impact of Restatement
On December 13, 2023, the Company determined that the error in the Company’s Unaudited Financial Statements was due to improper recording of net deferred tax assets attributable to the Company’s acquisition of The Community Financial Corporation (“TCFC”) on July 1, 2023 (the “Merger”). This error resulted in an overstatement of $3.4 million of the reported bargain purchase gain for the three and nine months ended September 30, 2023 and the balance of deferred tax assets initially recorded in the acquisition of TCFC. This error did not have a material impact on the reported income tax provisions for either the three- or nine-month periods ended September 30, 2023, as the bargain purchase gain was treated as a non-taxable item. This error did have corresponding effects on the Consolidated Balance Sheets, Consolidated Statements of Income/(Loss), Consolidated Statements of Comprehensive Income/(Loss), Consolidated Statements of Changes in Stockholders’ Equity, and the Consolidated Statements of Cash Flows as of and for the three and nine months ended September 30, 2023.
As more fully described in Part I, Item 4 of this Amended Quarterly Report, and discussed in the Explanatory Note of this Form 10-Q/A the Company’s management concluded that as a result of the error our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2023 and that a material weakness existed at September 30, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not maintain effective controls over the recording of the net deferred tax assets attributable to the Merger and failed to detect the misstatement due to the non-performance of a quarterly book to tax roll-forward reconciliation. The roll-forward reconciliation includes a review of the activity that occurs between beginning and ending book and tax basis differences, including acquired basis differences and other current period changes. Management’s performance of a roll-forward reconciliation subsequent to the filing of the Original Quarterly Report confirmed that had this key control been in place on a quarterly basis for the three months ended September 30, 2023, and been properly executed the misstatement would have been timely identified prior to the filing of the Original Quarterly Report. Accordingly, the Company’s management has determined that the Company’s financial reporting controls and procedures were not operating effectively for the quarter ended September 30, 2023.
Management, with the oversight of the Audit Committee, is actively engaged in remediating the material weakness in internal control over financial reporting that existed as of September 30, 2023. The misstatement in the recording of the net deferred tax assets attributable to the Merger was identified prior to the Company’s annual year-end roll-forward reconciliation and review of book to tax basis differences in the Company’s deferred tax asset and liability categories. The year-end reconciliation and review have been an established and effective key control designed to ensure deferred tax basis items are properly recorded. Due to the significance of the Merger, which required the addition of deferred tax items, the Company should have performed this key control in the third quarter when the Merger was consummated.
Beginning in the fourth quarter of 2023, management has revised the frequency of the roll-forward reconciliation and review control from an annual key control to a quarterly key control. Management believes this change in the design of the control of performing a quarterly reconciliation of deferred tax book/tax basis differences will remediate future quarter material weaknesses in our deferred tax control procedures. The weakness will be considered remediated when management has concluded, through testing, that the quarterly reconciliation of book to tax basis differences in the Company’s deferred tax assets and liabilities is operating effectively. Management intends to report the results of the quarterly roll-forward reconciliation and review to the Audit Committee for the period ended December 31, 2023 and assess the status of the remediation plan.
The following tables reflect the impact of the restatement adjustments to the specific line items presented in our previously reported Unaudited Financial Statements for the periods indicated, except for the Consolidated Statements of Changes in Stockholders’ Equity since the impact is reflected in the Consolidated Balance Sheet. The amounts originally reported were derived from the Original Quarterly Report (in thousands, except per share amounts):

Condensed Consolidated Balance Sheet (Unaudited)	September 30, 2023
	As Originally Reported	Adjustments	As Restated
Assets
Deferred income taxes	$48,699	$(3,353)	$45,346
Total assets	5,708,725	(3,353)	5,705,372

Liabilities and Stockholders' Equity
Retained earnings	159,134	(3,353)	155,781
Total stockholders' equity	504,931	(3,353)	501,578
Total liabilities and stockholders' equity	5,708,725	(3,353)	5,705,372

Condensed Consolidated Statement of (Loss)/Income (Unaudited)	Three Months Ended September 30, 2023
	As Originally Reported	Adjustments	As Restated
Noninterest Income
Bargain purchase gain	$12,169	$(3,353)	$8,816
Total noninterest income	18,337	(3,353)	14,984
Loss before income taxes	(11,375)	(3,353)	(14,728)
Net loss	(6,384)	(3,353)	(9,737)

Basic and diluted net loss per common share	(0.19)	(0.10)	(0.29)

Condensed Consolidated Statement of (Loss)/Income (Unaudited)	Nine Months Ended September 30, 2023
	As Originally Reported	Adjustments	As Restated
Noninterest Income
Bargain purchase gain	$12,169	$(3,353)	$8,816
Total noninterest income	28,966	(3,353)	25,613
Loss before income taxes	3,031	(3,353)	(322)
Net income	4,091	(3,353)	738

Basic and diluted net income per common share	0.17	(0.14)	0.03

Condensed Consolidated Statement of Comprehensive (Loss)/Income (Unaudited)	Three Months Ended September 30, 2023
	As Originally Reported	Adjustments	As Restated
Net loss	$(6,384)	$(3,353)	$(9,737)
Comprehensive loss	(7,932)	(3,353)	(11,285)

Condensed Consolidated Statement of Comprehensive (Loss)/Income (Unaudited)	Nine Months Ended September 30, 2023
	As Originally Reported	Adjustments	As Restated
Net income	$4,091	$(3,353)	$738
Comprehensive income/(loss)	3,003	(3,353)	(350)

Condensed Consolidated Statement of Cash Flows (Unaudited)	Nine Months Ended September 30, 2023
	As Originally Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$4,091	$(3,353)	$738
Bargain purchase gain	(12,169)	3,353	(8,816)
Net cash used in operating activities	(13,356)	—	(13,356)
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
The acquisition of TCFC was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The provisional amount of bargain purchase gain as of the Acquisition Date was approximately $8.8 million (as restated). The exchange ratio was determined at the time of announcement of the merger between the Company and TCFC in December of 2022 when the stock price of the Company was much higher than at the legal merger date. The decline in the Company’s stock price was the primary driver in recording a bargain purchase gain on this transaction. The decline in stock price for the Company was comparable to other financial institutions similar to the Company leading up to the merger due to bank failures in the first quarter of 2023 and increases to overnight borrowing rates by the Fed which resulted in continued pressure on net interest margins. The Company will continue to keep the measurement of bargain purchase gain open for any additional adjustments to the fair value of certain accounts, for example loans, that may arise during the Company’s final review procedures of any updated information. If considered necessary, any subsequent adjustments to the fair value of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to bargain purchase gain within the first 12 months following the Acquisition Date. The bargain purchase gain is not included as taxable income for tax purposes.
As a result of the integration of operations of TCFC, it is not practicable to determine revenue or net income included in the Company’s consolidated operating results relating to TCFC since the Acquisition Date, as TCFC’s results cannot be separately identified. Comparative pro-forma financial statements for the prior year period were not presented, as adjustments to those statements would not be indicative of what would have occurred had the acquisition taken place on January 1, 2022. In particular, adjustments that would have been necessary to be made to record the loans at fair value, the provision of credit losses or the core deposit intangible would not be practical to estimate.

(Dollars in thousands)	(As Restated)	(As Restated)
Purchase Price Consideration:
Shore Bancshares, Inc. common stock paid at closing price of $11.56 as of June 30, 2023		$152,612
Effective settlement of pre-existing debt (1)		500
Cash consideration (cash in lieu for fractional shares)		5
Fair value of converted restricted stock units (2)		475
Total purchase price		$153,592

Identifiable assets:
Cash and cash equivalents	$25,377
Total securities	454,468
Loans, net	1,765,255
Premises and equipment, net	29,277
Core deposit intangible, net	48,648
Other assets	89,808
Total identifiable assets	$2,412,833

Identifiable Liabilities
Deposits	$2,131,141
Total debt	97,545
Other liabilities	21,739
Total identifiable liabilities	$2,250,425

Provisional fair value of net assets acquired		$162,408

Provisional bargain purchase gain		$(8,816)
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
The following purchased credit deteriorated loans were acquired in connection with the TCFC merger on the Acquisition Date.

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

Regulatory Capital and Ratios	Regulatory Minimum Ratio + CCB (1)	The Company		The Bank
(dollars in thousands)		September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
		(As Restated)		(As Restated)
Common equity		$501,578	$364,285	$562,788	$395,594
Goodwill		(63,266)	(63,266)	(63,266)	(63,266)
Core deposit intangible (3)		(37,507)	(5,547)	(37,507)	(5,547)
DTAs that arise from net operating loss and tax credit carry forwards		(11,959)	—	(9,566)	—
AOCI (gains) losses		10,109	9,021	10,109	9,021
Common Equity Tier 1 Capital		398,955	304,493	462,558	335,802
TRUPs		29,079	18,398	—	—
Tier 1 Capital		428,034	322,891	462,558	335,802
Allowable reserve for credit losses and other Tier 2 adjustments		58,190	16,855	58,190	16,855
Subordinated notes		42,956	24,674	—	—
Total Capital		$529,180	$364,420	$520,748	$352,657

Risk-Weighted Assets ("RWA")		$4,701,443	$2,619,400	$4,697,220	$2,618,939
Average Assets ("AA")		$5,671,496	$3,390,516	$5,658,990	$3,386,771

Common Tier 1 Capital to RWA	7.00%	8.49%	11.62%	9.85%	12.82%
Tier 1 Capital to RWA	8.50%	9.10%	12.33%	9.85%	12.82%
Total Capital to RWA	10.50%	11.26%	13.91%	11.09%	13.47%
Tier 1 Capital to AA (Leverage) (2)	n/a	7.55%	9.52%	8.17%	9.92%
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
	(As Restated)		(As Restated)

Net (Loss)/Income	$(9,737)	$9,658	$738	$22,769

Average number of common shares outstanding	33,129	19,852	24,354	19,842
Dilutive effect of common stock equivalents	—	—	—	—
Average number of shares used to calculate diluted EPS	33,129	19,852	24,354	19,842

Anti-dilutive shares	219	—	219	—

Earnings per common share
Basic	$(0.29)	$0.49	$0.03	$1.15
Diluted	$(0.29)	$0.49	$0.03	$1.15
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Noninterest Income	(As Restated)		(As Restated)
In-scope of Topic 606:
Service charges on deposit accounts	$1,505	$1,509	$3,981	$4,306
Trust and investment fee income	1,933	421	2,764	1,383
Interchange income	1,557	1,241	4,081	3,532
Title Company revenue	89	397	412	1,146
Other noninterest income	1,265	494	2,212	1,495
Noninterest Income (in-scope of Topic 606)	6,349	4,062	13,450	11,862
Noninterest Income (out-of-scope of Topic 606)	8,635	1,282	12,163	5,362
Total Noninterest Income	$14,984	$5,344	$25,613	$17,224

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.
Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this Amendment No. 1 on Form 10-Q/A (this “Amended Quarterly Report” or “Form 10-Q/A”) are to Shore Bancshares, Inc. and its consolidated subsidiaries.
Forward-Looking Information
This Amended Quarterly Report contains forward-looking statements. These forward-looking statements reflect our current views with respect to, among other things, future events, our financial performance, the Company’s expectations regarding the impact of the error in the Unaudited Financial Statements and our ability to remediate the material weakness in our internal control over financial reporting. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” “aim” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry and management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements.
If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Amended Quarterly Report and other reports and registration statements filed by us with the SEC. For information on the factors that could cause actual results to differ from the expectations stated in the forward- looking statements, see “Risk Factors” under Part II, Item 1A of this Amended Quarterly Report, “Risk Factors” under Part I, Item 1A of our 2022 Form 10-K, Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and other reports filed by us with the SEC.
Any forward-looking statement speaks only as of the date of this Amended Quarterly Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether because of new information, future developments or otherwise, except as required by law.
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
OVERVIEW
Third quarter results include the successful completion of the merger (the “merger”) on July 1, 2023 with The Community Financial Corporation (“TCFC”) with total assets exceeding $5.7 billion for the combined company. In the third quarter of 2023, the Company’s net loss was $9.7 million (as restated) or $(0.29) (as restated) per diluted common share compared to net income of $4.0 million or $0.20 per diluted common share for the second quarter of 2023, and net income of $9.7 million or $0.49 per diluted common share for the third quarter of 2022. Net income for the first nine months of 2023 was $0.7 million (as restated) or $0.03 (as restated) per diluted common share, compared to net income for the first nine months of 2022 of $22.8 million or $1.15 per diluted common share.
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

At the time of the acquisition, TCFC added $2.4 billion in assets, $454.5 million in investments, $1.8 billion in loans, $2.0 billion in deposits, $150.6 million in brokered deposits, $69.0 million in FHLB advances and $32.0 million in subordinated debt and trust preferred debentures. The excess of the fair value of net TCFC assets acquired over the merger consideration resulted in an $8.8 million bargain purchase gain.
For the three months ended September 30, 2023, the Company incurred net expenses of $31.2 million related to the merger with TCFC including acquisition costs of $14.9 million, losses from the sale of CBTC legacy securities of $2.2 million and, increases to the ACL of $20.1 million. In addition, the Company changed its method of estimating the ACL, which resulted in an increase of $7.3 million related to legacy SHBI loans. These expenses were partially offset by non-recurring revenues including a net transition payment of $1.1 million to move CBTC’s securities broker of record to the Bank’s broker of record and a bargain purchase gain of $8.8 million (as restated). For the first six months of 2023, the Company incurred $1.9 million in merger and acquisition costs. The Company incurred net expenses related to the merger and non-recurring merger related activities with TCFC of $33.1 million for the nine months ended September 30, 2023.
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
Capital
The TCFC merger led to a 20% dilution in tangible book value per share which was $11.70 (as restated) at September 30, 2023 compared to $14.83 at June 30, 2023. The principal cause of the dilution was due to the Company’s stock price decline between the announcement date of December 14, 2022 and legal close date of July 1, 2023. In addition, fair value discount adjustments of approximately $110.0 million to the acquired loan portfolio due to increasing interest rates in the last 12-18 months had an impact on the dilution. The Company’s tangible common equity ratio at September 30, 2023 was 6.93% (as restated). The Company’s Tier 1 and Total Risk-Based Capital Ratios at September 30, 2023 were 9.10% (as restated) and 11.26% (as restated), respectively. The Bank’s Tier 1 and Total Risk-Based Capital Ratios at September 30, 2023 were 9.85% (as restated) and 11.09% (as restated), respectively. The loan fair value adjustments will accrete back through income (and capital) as the loans mature and should lead to earnings per share accretion moving forward.
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

SUMMARY OF OPERATING RESULTS
A comparison of the results of operations for the three and nine months ended September 30, 2023 and September 30, 2022 is presented below.

	Unaudited (QTD)		Unaudited (YTD)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
	(As Restated)		(As Restated)
OPERATING DATA
Interest income	$71,248	$30,576	$142,943	$81,566
Interest expenses	25,626	3,261	49,161	7,207
Net interest income (“NII”)	45,622	27,315	93,782	74,359
Provision for credit loses	28,176	675	30,056	1,475
NII after provision for credit losses	17,446	26,640	63,726	72,884
Noninterest income	14,984	5,344	25,613	17,224
Noninterest expenses	47,158	18,899	89,661	59,323
(Loss)/income before income tax taxes	(14,728)	13,085	(322)	30,785
Income tax (benefit) expense	(4,991)	3,427	(1,060)	8,016
Net (loss) income	$(9,737)	$9,658	$738	$22,769

	Unaudited (QTD)		Unaudited (YTD)
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
	(As Restated)		(As Restated)
KEY OPERATING RATIOS
Return on average assets (“ROAA”)	(0.67)%	1.11%	0.02%	0.88%
Return on average equity (“ROAE”)	(7.25)	10.72	0.24	8.59
Return on average tangible equity (“ROATCE”) Non-GAAP (1)	1.74	13.98	6.27	11.63
Average total equity to average total assets	9.24	10.38	9.77	10.29
Interest rate spread	2.61	3.18	2.46	2.95
Net interest margin	3.35	3.38	3.12	3.09
Efficiency ratio (2)	77.81	57.87	75.10	64.78
Non-interest income to average assets	1.03	0.62	0.80	0.67
Non-interest expense to average assets	3.24	2.18	2.79	2.30
Net operating expense to average assets (3)	2.21	1.56	1.99	1.63

COMMON SHARE DATA
Basic and diluted net (loss) income per common share	$(0.29)	$0.49	$0.03	$1.15
Cash dividends paid per common share	$0.12	$0.12	$0.36	$0.36
Common dividend payout ratio	(40.83)%	24.49%	1192.05%	31.30%
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Summary of Financial Results
The Company reported a net loss for the three months ended September 30, 2023 of $9.7 million or ($0.29) diluted earnings per share compared to net income of $9.7 million or diluted earnings per share of $0.49 for the three months ended September 30, 2022. The Company’s ROAA, ROACE1 and ROATCE2 were (0.67)%, (7.25)% and 1.74% for the three months ended September 30, 2023 compared to 1.11%, 10.72% and 13.98% for the three months ended September 30, 2022.
The Company’s net loss in the third quarter of 2023 compared to net income for the same quarter in 2022, was primarily due to merger activity with merger related expenses and increased provision for loan losses being the largest drivers of the net loss. These decreases to pretax earnings were partially offset by increased net interest income from an increased balance sheet as a result of the merger with TCFC. The increase to noninterest income was principally due to the bargain purchase gain of $8.8 million recognized in the third quarter of 2023.

	Three Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
	(As Restated)
Interest and dividend income	$71,248	$30,576	$40,672	133.02%
Interest expenses	25,626	3,261	22,365	685.83%
Net interest income	45,622	27,315	18,307	67.02%
Provision for credit losses	28,176	675	27,501	4074.22%
Noninterest income	14,984	5,344	9,640	180.39%
Noninterest expenses	47,158	18,899	28,259	149.53%
Income before income taxes	(14,728)	13,085	(27,813)	(212.56)%
Income tax (benefit) expense	(4,991)	3,427	(8,418)	(245.64)%
Net (loss) income	$(9,737)	$9,658	$(19,395)	(200.82)%
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
____________________________________
1For additional details, see "Reconciliation of Non-GAAP Measures (Unaudited)”.
2For additional details, see "Reconciliation of Non-GAAP Measures (Unaudited)”.

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(As Restated)
Earning assets
Loans (1), (2), (3)
Consumer real estate	$1,141,707	$14,548	5.06%	$743,227	$7,990	4.27%
Commercial real estate	2,831,569	40,536	5.68	1,201,785	13,668	4.51
Commercial	233,756	5,315	9.02	152,182	1,984	5.17
Consumer	332,486	4,183	4.99	209,891	2,146	4.06
State and political	929	10	4.27	1,504	15	3.96
Credit Cards	6,164	149	9.59	—	—	—
Other	16,137	201	4.94	18,690	157	3.87
Total Loans	4,562,748	64,942	5.65	2,327,279	25,960	4.43

Investment securities:
Taxable	778,081	5,047	2.59	618,378	3,185	2.06
Tax-exempt (1)	663	34	20.51	—	—	—
Federal funds sold	7,533	92	4.85	—	—	—
Interest-bearing deposits	55,547	1,213	8.66	264,576	1,466	2.20
Total earning assets	5,404,572	71,328	5.24%	3,210,233	30,611	3.78%
Cash and due from banks	51,714			31,724
Other assets	359,726			218,163
Allowance for credit losses	(46,700)			(15,755)
Total assets	$5,769,312			$3,444,365

	Three Months Ended September 30,			Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(As Restated)

Interest-bearing liabilities
Demand deposits	$1,056,956	$6,659	2.50%	$646,399	$1,070	0.66%
Money market and savings deposits	1,572,920	6,810	1.72	1,034,580	907	0.35
Brokered deposits	98,649	1,225	4.93	—	—	—
Certificates of deposit $100,000 or more	706,642	6,272	3.52	222,697	308	0.55
Other time deposits	285,743	2,507	3.48	215,014	275	0.51
Interest-bearing deposits (4)	3,720,910	23,473	2.50	2,118,690	2,560	0.48
Advances from FHLB - short-term	70,348	692	3.90	—	—	—
Advances from FHLB - long-term	—	—	—	10,035	16	0.63
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS") (4)	71,907	1,461	8.06	42,953	685	6.33
Total interest-bearing liabilities	3,863,165	25,626	2.63%	2,171,678	3,261	0.60%
Noninterest-bearing deposits	1,345,976			893,968
Accrued expenses and other liabilities	27,057			21,336
Stockholders’ equity	533,114			357,383
Total liabilities and stockholders’ equity	$5,769,312			$3,444,365

Net interest income		$45,702			$27,350

Net interest spread			2.61%			3.18%
Net interest margin			3.35%			3.38%
Cost of Funds			1.95%			0.42%
Cost of Deposits			1.84%			0.34%
Cost of Debt			6.00%			5.25%

Tax-equivalent adjustment
Loans		$73			$35
Investment securities		7			—
Total		$80			$35
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
Noninterest Income
Total noninterest income for the third quarter of 2023 of $15.0 million increased $9.6 million from $5.3 million for the third quarter of 2022, primarily due to the bargain purchase gain of $8.8 million and an increase of $1.1 million in trust and investment fee income both the result of the merger, partially offset by a loss of $2.2 million on the sale of investment securities in the third quarter of 2023. Management sold virtually all of CBTC’s AFS investment securities soon after the merger close on July 1, 2023. The $2.2 million loss relates to the difference in the fair values of the securities on July 1, 2023 compared to actual sales proceeds received from the sales on the settlement date.
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
Income Taxes
The Company reported income tax benefit of $5.0 million for the third quarter of 2023, and an income tax expense of $3.4 million for the third quarter of 2022. The effective tax rate for the third quarter of 2023 was (33.9%) (as restated) and 26.2% for the third quarter of 2022. The third quarter 2023 effective tax rate was impacted by a net pre-tax loss, nondeductible merger costs, and reassessment of deferred tax assets and liabilities at an estimated effective tax rate due to an adjustment to state apportionment. The Company’s estimated effective tax rate applied to net deferred tax assets of $45.3 million (as restated) at September 30, 2023 was 27.52%. The Bank's deferred taxes are recorded at 26.00%. As of September 30, 2023 the Company recorded $42.5 million (as restated) and $38.3 million (as restated) of gross federal and state net operating loss carryovers, (“NOL’s”). These NOL’s will offset future taxable income to the Company.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
Summary of Financial Results
The Company reported net income for the nine months ended September 30, 2023 of $0.7 million (as restated) or diluted earnings per share of $0.03 (as restated) compared to net income of $22.8 million or diluted earnings per share of $1.15 for the nine months ended September 30, 2022. The Company’s ROAA, ROACE3 and ROATCE4 were 0.02% (as restated), 0.24% (as restated)and 6.27% (as restated)for the nine months ended September 30, 2023 compared to 0.88% and 8.59% and 11.63% for the nine months ended September 30, 2022.
The decrease to net income in the first nine months of 2023 compared to the same period in 2022 was primarily due to merger-related expenses and increased provision for loan losses. These decreases to pretax earnings were partially offset by increased net interest income from an increased balance sheet as a result of the merger. The increase to noninterest income was principally due to the bargain purchase gain recognized in the third quarter of 2023 of $8.8 million (as restated).

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change
	(As Restated)
Interest and dividend income	$142,943	$81,566	$61,377	75.25%
Interest expenses	49,161	7,207	41,954	582.13%
Net interest income	93,782	74,359	19,423	26.12%
Provision for credit loses	30,056	1,475	28,581	1937.69%
Noninterest income	25,613	17,224	8,389	48.71%
Noninterest expenses	89,661	59,323	30,338	51.14%
Income before income taxes	(322)	30,785	(31,107)	(101.05)%
Income tax (benefit) expense	(1,060)	8,016	(9,076)	(113.22)%
Net income	$738	$22,769	$(22,031)	(96.76)%
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
____________________________________
3For additional details, see "Reconciliation of Non-GAAP Measures (Unaudited)”.
4For additional details, see "Reconciliation of Non-GAAP Measures (Unaudited)”.

Average Balances and Yields
The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(As Restated)
Earning assets
Loans (1), (2), (3)
Consumer real estate	$990,970	$35,929	4.85%	$660,611	$23,491	4.75%
Commercial real estate	1,806,983	71,328	5.28%	1,161,237	36,706	4.23%
Commercial	171,702	9,312	7.25%	210,192	5,863	3.73%
Consumer	318,066	11,440	4.81%	179,054	4,957	3.70%
State and political	936	27	3.86%	1,791	53	3.96%
Credit Cards	2,077	149	9.59%	—	—	—%
Other	11,192	400	4.78%	22,207	505	2.90%
Total Loans	3,301,926	128,585	5.21%	2,235,092	71,575	4.28%

Investment securities:
Taxable	692,718	12,840	2.47	565,535	7,562	1.79
Tax-exempt (1)	664	52	10.44	—	—	—
Federal funds sold	2,539	92	4.84	—	—	—
Interest-bearing deposits	27,750	1,546	7.45	424,790	2,546	0.80
Total earning assets	4,025,597	143,115	4.75%	3,225,417	81,683	3.39%
Cash and due from banks	36,831			14,383
Other assets	271,721			222,236
Allowance for credit losses	(35,206)			(15,095)
Total assets	$4,298,943			$3,446,941

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(As Restated)

Interest-bearing liabilities
Demand deposits	$813,834	13,808	2.27%	$627,213	1,652	0.35%
Money market and savings deposits	1,163,595	11,709	1.35	1,046,230	2,027	0.26
Brokered deposits	33,244	1,225	4.93	—	—	—
Certificates of deposit $100,000 or more	421,852	9,685	3.07	247,635	931	0.50
Other time deposits	239,834	4,241	2.36	204,283	819	0.54
Interest-bearing deposits (4)	2,672,359	40,668	2.03	2,125,361	5,429	0.34
Securities sold under retail repurchase agreements and federal funds purchased	—	—	—	913	2	0.29
Advances from FHLB - short-term	148,546	5,501	4.95	—	—	—
Advances from FHLB - long-term	—	—	—	10,075	45	0.60
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS") (4)	52,839	2,992	7.57	42,878	1,731	5.40
Total interest-bearing liabilities	2,873,744	49,161	2.29%	2,179,227	7,207	0.44%
Noninterest-bearing deposits	983,325			891,233
Accrued expenses and other liabilities	22,073			21,932
Stockholders’ equity	419,801			354,549
Total liabilities and stockholders’ equity	$4,298,943			$3,446,941

Net interest income		$93,954			$74,476

Net interest spread			2.46%			2.95%
Net interest margin			3.12%			3.09%
Cost of Funds			1.70%			0.31%
Cost of Deposits			1.49%			0.24%
Cost of Debt			5.64%			4.48%

Tax-equivalent adjustment
Loans		$161			$117
Investment securities		11			—
Total		$172			$117
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

Noninterest Income
Total noninterest income for the nine months ended September 30, 2023 of $25.6 million (as restated) increased $8.4 million or 48.7% from $17.2 million for the nine months ended September 30, 2022. The increase in noninterest income was primarily due to the bargain purchase gain of $8.8 million (as restated) and an increase of $1.4 million in trust and investment fee income of which $1.1 million of the increase related to the transition of customers to a new broker of record for the Bank's investment division. Both the bargain purchase gain and the transition payment were the result of the merger. Additionally, interchange income increased $0.5 million due to a larger customer base and increased transaction activity. These increases to noninterest income were partially offset by a $2.2 million loss on sales of investment securities in the third quarter and a decrease of $0.7 million in title company revenue. Management sold virtually all of CBTC’s AFS investment securities soon after the merger close on July 1, 2023. The $2.2 million loss relates to the difference in the fair values of the securities on July 1, 2023 compared to actual sales proceeds received from the sales on the settlement date. Title company revenues have fallen in 2023 as real estate settlement activity has decreased in 2023 due to higher interest rates.
Noninterest Expense
Total noninterest expense of $89.7 million for the nine months ended September 30, 2023 increased $30.3 million, or 51.1%, when compared to $59.3 million for the same period in 2022. Almost all noninterest expense line items increased as a result of the merger and the expanded operations of the newly combined Company. Merger-related expenses were almost entirely captured during the third quarter of 2023 and totaled $16.8 million for the first nine months of 2023, compared to $1.1 million for the first nine months of 2022. Excluding merger and acquisition costs and core deposit amortization, of $20.3 million for the first nine months of 2023 and $2.7 million for the first nine months of 2022, noninterest expense for the comparable periods was $69.4 million and $56.7 million, respectively. Noninterest expense as a percentage of average assets increased to 2.79% for the nine months ended September 30, 2023 from 2.30% for the nine months ended September 30, 2022. Excluding merger and acquisition costs and core deposit amortization for the comparable periods, noninterest expense as a percentage of average assets decreased to 2.16% for the nine months ended September 30, 2023 compared to 2.20% for the nine months ended September 30, 2022. As the Company continues its merger integration, a key focus of management will be to streamline processes, unlock operational efficiencies and reduce overall noninterest expense.
Income Taxes
The Company reported income tax benefit of $1.1 million for the nine months ended September 30, 2023, and income tax expense of $8.0 million for the nine months ended September 30, 2022. The effective tax rate was (329.1%) (as restated)for the nine months ended September 30, 2023, and 26.0% for the nine months ended September 30, 2022. The 2023 effective tax rate was impacted by nondeductible merger costs incurred. The Company’s estimated effective tax rate applied to net deferred tax assets of $45.3 million (as restated) at September 30, 2023 was 27.52%. The Bank's deferred taxes are recorded at 26.00%. As of September 30, 2023 the Company recorded $42.5 million (as restated) and $38.3 million (as restated) of gross federal and state net operating loss carryovers, (“NOL’s”). These NOL’s will offset future taxable income to the Company.

ANALYSIS OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $5.7 billion at September 30, 2023, an increase of $2.2 billion or 64.1%, when compared to $3.5 billion at December 31, 2022. The aggregate increase was primarily due to the merger, with significant increases in loans held for investment of $2.1 billion, or 80.7%, and cash and cash equivalents of $53.2 million, partially offset by an increase in ACL of $40.4 million.
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
Investment securities, including restricted stock and equity securities, totaled $621.0 million at September 30, 2023, a $34.5 million, or 5.3%, decrease compared to $655.4 million at December 31, 2022. The Bank acquired approximately $454.5 million in securities as a result of the merger and subsequently sold most of the acquired available-for-sale securities (“AFS”) portfolio for net proceeds of $434.2 million, and used $380.0 million to reduce higher cost Federal Home Loan Bank (“FHLB”) advances and brokered deposits.
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
Our loan portfolio has a commercial real estate loan concentration, which is generally defined as a combination of certain construction and commercial real estate loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in commercial real estate lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential commercial real estate concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied commercial real estate loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied commercial real estate loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital. The Bank has a concentration in commercial real estate loans, and has experienced significant growth in its commercial real estate portfolio in recent years and was further impacted with its acquisition of CBTC. Non-owner occupied commercial real estate (“CRE”) as a percentage of the Bank’s Tier 1 Capital + ACL at September 30, 2023 and December 31, 2022 were $2.1 billion or 399.2% (as restated) and $1.0 billion or 289.4%, respectively. Construction loans as a percentage of the Bank’s Tier 1 Capital + ACL at September 30, 2023 and December 31, 2022 were $330.0 million or 63.5% (as restated) and $246.3 million or 69.9%, respectively.
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

Asset Quality
The following table summarizes asset quality information and ratios at September 30, 2023 and December 31, 2022.

(dollars in thousands,)	September 30, 2023	December 31, 2022
ASSET QUALITY
Total portfolio loans	$4,617,719	$2,556,107
Classified Assets (1)	11,068	2,663
Allowance for credit losses on loans	(57,051)	(16,643)

Past due loans - 31 to 89 days	9,093	13,081
Accruing past due loans >= 90 days	2,149	1,841
Total past due (delinquency) loans	11,242	14,922

Non-accrual loans	8,982	1,908
Accruing borrowers experiencing financial difficulty ("BEFD") modifications (2), (3)	—	4,405
Other real estate owned (OREO)	179	197
Non-accrual loans, OREO and BEFD modifications	9,161	6,510

ASSET QUALITY RATIOS
Classified assets to total assets (1)	0.19%	0.08%
Classified assets to total capital (1) (As Restated)	2.09%	0.73%
Allowance for credit losses on loans to total portfolio loans	1.24%	0.65%
Allowance for credit losses on loans to non-accrual loans	635.17%	872.27%
Past due loans - 31 to 89 days to total portfolio loans	0.20%	0.51%
Past due loans >=90 days and non-accrual to total loans	0.24%	0.15%
Total past due (delinquency) to total portfolio loans	0.43%	0.58%
Non-accrual loans to total portfolio loans	0.19%	0.07%
Non-accrual loans and BEFD modifications to total loans	0.19%	0.25%
Non-accrual loans and OREO to total assets	0.16%	0.06%
Non-accrual loans and OREO to total portfolio loans and OREO	0.20%	0.08%
Non-accrual loans, OREO and BEFD modifications to total assets	0.16%	0.19%
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
Stockholders’ Equity

(Dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
	(As Restated)
Common Stock at par of $0.01	$331	$199	$132	66.33%
Additional paid in capital	355,575	201,494	154,081	76.47%
Retained earnings	155,781	171,613	(15,832)	(9.23)%
Accumulated other comprehensive loss	(10,109)	(9,021)	(1,088)	12.06%
Total Stockholders' Equity	$501,578	$364,285	$137,293	37.69%

Total stockholders’ equity increased $137.3 million, or 37.69%, to $501.6 million (as restated) at September 30, 2023 when compared to December 31, 2022 primarily due to a $153.1 million additional paid in capital from the merger on July 1, 2023, offset by $7.8 million CECL adjustment in the first quarter of 2023 and dividends paid of $8.8 million.

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
The following tables present the applicable capital ratios for the Company and the Bank as of September 30, 2023 and December 31, 2022.

September 30, 2023	Tier 1 leverage ratio	Common Equity Tier 1 ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Shore Bancshares, Inc.	7.55%	8.49%	9.10%	11.26%
Shore United Bank	8.17%	9.85%	9.85%	11.09%

December 31, 2022	Tier 1 leverage ratio	Common Equity Tier 1 ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Shore Bancshares, Inc.	9.52%	11.62%	12.33%	13.91%
Shore United Bank	9.92%	12.82%	12.82%	13.47%

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
This Amended Quarterly Report, including the accompanying financial statement tables, contains financial information determined by methods other than in accordance with GAAP. This financial information includes certain performance measures, which exclude intangible assets. These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

(dollars in thousands, except per share amounts)	September 30, 2023	December 31, 2022	September 30, 2022
	(As Restated)
Total assets	$5,705,372	$3,477,276	$3,446,804
Less: intangible assets
Goodwill	63,266	63,266	63,281
Core deposit intangibles	50,685	5,547	6,007
Total intangible assets	113,951	68,813	69,288
Tangible assets	$5,591,421	$3,408,463	$3,377,516

Total common equity	$501,578	$364,285	$357,221
Less: intangible assets	113,951	68,813	69,288
Tangible common equity	$387,627	$295,472	$287,933

Common shares outstanding at end of period	33,136,182	19,864,956	19,857,774

Common equity to assets	8.79%	10.48%	10.36%
Tangible common equity to tangible assets	6.93%	8.67%	8.52%

Common book value per share	$15.14	$18.34	$17.99
Tangible common book value per share	$11.70	$14.87	$14.50

Return on Average Common Equity (“ROACE”)
The ROACE is a financial ratio that measures the profitability of a company in relation to the average shareholders' equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average shareholders' equity for a specific period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
	(As Restated)		(As Restated)

Net (loss) income (as reported)	$(9,737)	$9,658	$738	$22,769

ROACE	(7.25)%	10.72%	0.24%	8.59%

Average Equity	$533,114	$357,383	$419,801	$354,549
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
	(As Restated)		(As Restated)

Net (loss) income (as reported)	$(9,737)	$9,658	$738	$22,769
Merger and acquisition costs (net of tax)	9,828	117	12,398	837
Core deposit intangible amortization (net of tax)	1,741	368	2,597	1,130
Net (loss) earnings applicable to common shareholders	$1,832	$10,143	$15,733	$24,736

ROATCE	1.74%	13.98%	6.27%	11.63%

Average equity	$533,114	$357,383	$419,801	$354,549
Less: Average goodwill and core deposit intangible	(115,604)	(69,558)	(84,300)	(70,104)
Average Tangible Common Equity	$417,510	$287,825	$335,501	$284,445

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
Item 4 – Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the SEC, such as this Amended Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including Shore Bancshares, Inc.’s principal executive officer (“PEO”) and its principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2023 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on the evaluation at the time of the Company’s Original Quarterly Report, the Company’s management, including the PEO and the PFO, concluded that our disclosure controls and procedures were, in fact, effective at the reasonable assurance level at September 30, 2023.
Subsequent to that evaluation and as a result of the identification of the material weakness in the Company’s internal control over financial reporting as further discussed in the Explanatory Note of this Form 10-Q/A and below in this Part I, Item 4, the Company’s management, including the PEO and PFO, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2023.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
In connection with the evaluation of the error identified in the Company’s Unaudited Financial Statements and restatement of the Unaudited Financial Statements, as more fully described in the Explanatory Note of this Form 10-Q/A and Note 1A. Restatement of Previously Issued Financial Statements of the Notes to the consolidated financial statements included in Part I, Item 1 of this Amended Quarterly Report, the Company’s management concluded that a material weakness in the Company’s internal control over financial reporting existed as of September 30, 2023. Specifically, the Company did not maintain effective controls over the recording of the net deferred tax assets attributable to the merger and failed to detect the misstatement due to the non-performance of a quarterly book to tax roll-forward reconciliation. The roll-forward reconciliation includes a review of the activity that occurs between beginning and ending book and tax basis differences, including acquired basis differences and other current period changes. Management’s performance of a roll-forward reconciliation subsequent to the filing of the Original Quarterly Report confirmed that had this key control been in place on a quarterly basis for the three months ended September 30, 2023, and been properly executed the misstatement would have been timely identified prior to the filing of the Original Quarterly Report. Accordingly, the Company’s management has determined that the Company’s financial reporting controls and procedures were not operating effectively for the quarter ended September 30, 2023.
Remediation Plan to Address the Material Weakness
Management, with the oversight of the Audit Committee, is actively engaged in remediating the material weakness in internal control over financial reporting that existed as of September 30, 2023. The misstatement in the recording of the net deferred tax assets attributable to the merger was identified prior to the Company’s annual year-end roll-forward reconciliation and review of book to tax basis differences in the Company’s deferred tax asset and liability categories. The year-end reconciliation and review have been an established and effective key control designed to ensure deferred tax basis items are properly recorded. Due to the significance of the merger, which required the addition of deferred tax items, the Company should have performed this key control in the third quarter when the merger was consummated.
Beginning in the fourth quarter of 2023, management has revised the frequency of the roll-forward reconciliation and review control from an annual key control to a quarterly key control. Management believes this change in the design of the control of performing a quarterly reconciliation of deferred tax book/tax basis differences will remediate future quarter material weaknesses in our deferred tax control procedures. The weakness will be considered remediated when management has concluded, through testing, that the quarterly reconciliation of book to tax basis differences in the Company’s deferred tax assets and liabilities is operating effectively. Management intends to report the results of the quarterly roll-forward reconciliation and review to the Audit Committee for the period ended December 31, 2023 and assess the status of the remediation plan.
Changes in Internal Control Over Financial Reporting
Other than the material weakness and remediation plan discussed above, there were no changes in our internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.
Item 1A – Risk Factors
There have been no material changes to the risk factors as previously disclosed under Item 1A in our Annual Report for the year ended December 31, 2022, and those referenced in other reports on file with the SEC, other than those set forth below:
We have identified a material weakness in our internal controls, and cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.
If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, which may cause investors to lose confidence in the Company’s reported financial information and may lead to a decline in our stock price.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act and for evaluating and reporting on that system of internal control. As further discussed in the Explanatory Note of this Form 10-Q/A, Note 1A. Restatement of Previously Issued Financial Statements of the Notes to the consolidated financial statements and Part I, Item 4 of this Form 10-Q/A, our management identified a material weakness in our internal control over financial reporting. The related control deficiency resulted in material misstatements to our previously issued Unaudited Financial Statements included in the Original Quarterly Report. Accordingly, management determined that this control deficiency constituted a material weakness and, as a result, has concluded that as of September 30, 2023, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
While our management is taking steps to remediate the material weakness, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations. If we fail to remediate this material weakness or otherwise fail to establish and maintain effective control over financing reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, may adversely affect investor confidence, our reputation and our ability to raise additional capital, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.

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

10.5	Retention Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and Donna Stevens (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on July 3, 2023).
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: December 22, 2023	By:	/s/ James M. Burke
James M. Burke
President & Chief Executive Officer
(Principal Executive Officer)

Date: December 22, 2023	By:	/s/ Todd L. Capitani
Todd L. Capitani
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)