Form 10-K
period 2023-12-31
SHORE BANCSHARES INC
filed 2024-03-15
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of $11.56 per share: $148.9 million.
The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 33,210,522 as of March 12, 2024.
Documents Incorporated by Reference
Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2024 Annual Meeting of Stockholders.

Cautionary note regarding forward-looking statements
This Annual Report on Form 10-K of Shore Bancshares, Inc. and subsidiaries (the “Company” or “Shore” and “we,” “our” or “us” on a consolidated basis) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. These forward looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, expected operating results and the assumptions upon which those statements are based. In some cases, you can identify these forward-looking statements by words like “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of those words and other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. We caution that the forward-looking statements are based largely on our expectations and information available at the time the statements are made and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors, which are in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. You should bear this in mind when reading this Annual Report on Form 10-K and not place undue reliance on these forward-looking statements.
The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:
•general economic conditions, (including the interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation/deflation and supply chain issues), whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans;
•recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;
•the Company’s ability to remediate the material weaknesses identified in the Company’s internal control over financial reporting;
•the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures;
•cybersecurity threats and the cost of defending against them;
•results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses or to write-down assets;
•changing bank regulatory conditions, policies or programs, whether arising as new legislation or regulatory initiatives, which could lead to restrictions on activities of banks generally, or our subsidiary bank in particular, more restrictive regulatory capital requirements, increased costs, including deposit insurance premiums, regulation or prohibition of certain income producing activities or changes in the secondary market for loans and other products;
•changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;
•our liquidity requirements could be adversely affected by changes in our assets and liabilities;
•our ability to prudently manage our growth and execute our strategy;
•impairment of our goodwill and intangible assets;
•competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;
•the expected cost savings, synergies and other financial benefits from the acquisition of The Community Financial Corporation (“TCFC”) or any other acquisition the Company has made or may make might not be realized within the expected time frames or at all;
•the growth and profitability of non-interest or fee income being less than expected;
•the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;
•the effect of any change in federal government enforcement of federal laws affecting the cannabis industry;
•the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies;
•potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election;
•a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
•the impact of recent or future changes in Federal Deposit Insurance Corporation (the “FDIC”) insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount, including any special assessments;
•the effect of fiscal and governmental policies of the U.S. federal government;
•climate change, including the enhanced regulatory, compliance, credit and reputational risks and costs; and

•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts of terrorism, and/or military conflicts, including the war between Russian and Ukraine and the conflict in the Middle East, which could impact business and economic conditions in the United States and abroad.
You should also consider carefully the Risk Factors contained in Item 1A of Part I of this Annual Report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this Annual Report on Form 10-K are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.
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

PART I
Item 1.    Business.
BUSINESS
General
The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. The Company conducts business primarily through two wholly -owned subsidiaries, Shore United Bank, N.A. (the “Bank”) and Mid-Maryland Title Company, Inc. (the “Title Company”). The Bank provides consumer and commercial banking products and services and secondary mortgage lending, trust, wealth management and financial planning services. The Title Company engages in title work related to real estate transactions. The Company, Bank and Title Company are Affirmative Action/Equal Opportunity Employers.
Banking Products and Services
The Bank is a national banking association chartered under the laws of the United States with trust powers that can trace its origin to 1876. The Bank currently operates 42 full-service branches, 42 automatic teller machines (an “ATM”), 3 interactive teller machines, 5 loan production offices, and provides a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County, Anne Arundel County, Charles County, St Mary’s County, Calvert County and Worcester County in Maryland, Kent County and Sussex County in Delaware and Accomack County, Fredericksburg City, Stafford County and Spotsylvania County in Virginia. The Bank’s deposits are insured up to applicable legal limits by the FDIC.
The Bank is an independent community bank that serves businesses and individuals in their respective market areas. Services offered are essentially the same as those offered by larger regional institutions that compete with the Bank. Services provided to businesses include commercial checking, savings, certificates of deposit and overnight investment sweep accounts. The Bank offers all forms of commercial lending, including secured and unsecured loans, working capital loans, lines of credit, term loans, accounts receivable financing, real estate acquisition and development, construction loans and letters of credit. Treasury management services are also available, such as, merchant card processing services, remote deposit capture, ACH origination, digital banking, and telephone banking services.
Services to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit boxes, debit cards, 24-hour telephone banking, internet banking, mobile banking and 24-hour ATM services. The Bank, through Wye Financial Partners, a department of the Bank, provides full-service investment and insurance solutions through our broker/dealer, LPL Financial. The Bank also offers wealth management solutions such as corporate trustee services and trust administration through Wye Trust, a division of the Bank. Additionally, the Bank has Saturday hours and extended hours on certain evenings during the week for added customer convenience.
Business Strategy
The Company’s business strategy is to establish a leading community banking franchise that delivers exceptional financial services to the communities we serve. We believe this strategy has been implemented over the past several years through a combination of organic and strategic growth, both within and contiguous to our existing footprint.
Consistent with our strategy, on July 1, 2023, the Company completed its acquisition of TCFC and its wholly-owned subsidiary Community Bank of the Chesapeake (“CBTC”). The transaction was valued at approximately $153.6 million and expanded the Bank’s footprint into the Southern Maryland Counties of Charles, St. Mary’s and Calvert and the greater Fredericksburg area in Virginia, which includes, Stafford and Spotsylvania Counties. At the time of the acquisition, TCFC added $2.4 billion in assets, $454.5 million in investments, $1.8 billion in loans, $2.1 billion in deposits, $150.6 million in brokered deposits, $69.0 million in Federal Home Loan Bank (the “FHLB”) advances and $32.0 million in subordinated debt and trust preferred debentures. The excess of the fair value of net TCFC assets acquired over the merger consideration resulted in an $8.8 million bargain purchase gain.
On October 31, 2021, the Company completed the acquisition of Severn Bancorp, Inc. (“Severn”), and its wholly-owned subsidiary Severn Savings Bank, FSB, a federally charted savings bank, headquartered in Annapolis, Maryland. The transaction was valued at approximately $169.8 million and expanded the Bank’s footprint into the Columbia, Baltimore and Towson MSA, while also filling in the Bank’s existing market footprint. At the time of the acquisition, Severn added $1.1 billion in assets, $584.8 million in net loans held for investment, $955.3 million in deposits and $28.3 million in subordinated debt.
Lending Activities
The Bank originates loans of all types, including commercial, commercial mortgage, commercial construction, residential construction, residential mortgage and consumer loans.

•Commercial Lending. The Bank originates secured and unsecured loans for business purposes. Commercial loans are typically secured by real estate, accounts receivable, inventory, equipment and/or other assets of the business. Commercial loans generally involve a greater degree of credit risk than one to four family residential mortgage loans. Repayment is often dependent upon the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Bank’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.
•Commercial Real Estate (“CRE”) and Other Non-Residential Real Estate Loans. The Bank’s CRE loans are primarily secured by land for residential and commercial development, agricultural purpose properties, service industry buildings such as restaurants and hotels, retail buildings and general purpose business space. The Bank attempts to mitigate the risks associated with these loans through thorough financial analyses, conservative underwriting procedures, including loan to value ratio standards, obtaining additional collateral and management’s knowledge of the local economy in which the Bank lends.
•Residential Construction Loans. The Bank provides residential real estate construction loans to builders and individuals for single family dwellings. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Additional collateral may be taken if loan to value ratios exceed 80%. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to twelve months and may have fixed or variable rate features. Permanent financing options for individuals include fixed and variable rate loans with three- and five-year balloon features and one-, three- and five-year adjustable rate mortgage loans. The risk of loss associated with real estate construction lending is controlled through conservative underwriting procedures such as loan to value ratios of 80% or less at origination, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.
•Residential Mortgage Loans. The Bank originates residential mortgage loans that are to be held in our loan portfolio as well as loans that are intended for sale in the secondary market. Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship. These loans are made in conformity with standard government-sponsored enterprise underwriting criteria required by the investors to assure maximum eligibility for resale in the secondary market and are approved either by the Bank’s underwriter or the correspondent’s underwriter. Additionally, loans that are sold into the secondary market are typically residential long-term loans (15 or more years), generally with fixed rates of interest. Loans retained for the Bank’s portfolio typically include construction loans and loans that periodically reprice or mature prior to the end of an amortized term. Generally, loans are sold with servicing retained which includes loans sold to the Federal National Mortgage Association or Freddie Mac. Due to increasing interest rates, the market for residential mortgage loans slowed in the second half of 2023. Management recognizes that residential mortgage lending is cyclical, but believes that residential mortgage loans we retain in our portfolio are important to both support our local communities and balance sheet diversification. As of December 31, 2023, the Bank was servicing $371.5 million in loans for Federal National Mortgage Association and $113.2 million in loans for Freddie Mac.
•Consumer Loans. A variety of consumer loans are offered to customers, including home equity loans, credit cards, marine loans and other secured and unsecured lines of credit and term loans. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and ongoing monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early.
Deposit Activities
The Bank offers a full array of deposit products including checking, savings and money market accounts, and regular and IRA certificates of deposit. The Bank also offers its certificate of deposit account registry service (“CDARS”) program and the insured cash sweep (“ICS”) program allowing customers the ability to insure deposits over $250,000 among other Banks that participate in the CDARS and ICS networks while providing competitive rates and easy access to funds. In addition, we offer our commercial customers packages which include cash management services and various checking opportunities and other cash sweep products.
Trust Services
The Bank has a trust department through which it offers trust, asset management and financial planning services to customers within our market areas using the trade name Wye Trust.
Cannabis Related Business

The Bank provides banking services to customers that are licensed by various states to do business in the cannabis industry as growers, processors and dispensaries. The Bank maintains stringent written policies and procedures related to the on-boarding of such businesses and to the monitoring and maintenance of such business accounts.
In accordance with Federal regulatory guidance, and industry best practices, the Bank performs a multilayered due diligence review of a cannabis business before the business is on-boarded, including site visits and confirmation that the business is properly licensed by the state in which it is conducting business. Throughout the relationship, the Bank continues to monitor the business, including site visits, to ensure that the cannabis business continues to meet stringent requirements, including maintenance of required licenses. The Bank performs periodic financial reviews of the business and monitors the business in accordance with the Bank Secrecy Act of 1970 (“BSA”) and Maryland Cannabis Administration requirements.
See Note 20 to the Consolidated Financial Statements for a summary of the level of business activities with the Bank’s cannabis customers.
Seasonality
The Company recognizes that certain customers have a seasonality within their operations which indirectly impact the Bank’s liquidity. The Bank has a significant banking activity with state, county and local municipalities within Maryland, Virginia and Delaware who receive their funding from federal and state agencies, as well as, tax generating revenue which is seasonal in nature.
Employees and Human Capital Resources
Our Mission and Culture
The Bank is built around the character of our people and our communities. We are dedicated to our clients, our employees, our communities, and our shareholders – our mission is your success. The Bank’s corporate culture is defined by core values which include integrity, family, performance, dedication and empowerment. We value our employees by investing in competitive compensation and benefit packages and fostering a team environment centered on professional service and open communication. Attracting, retaining and developing qualified, engaged employees who embody these values are crucial to the success of the Bank and Company. We believe that relations with our employees are good.
Employee Demographics
As of December 31, 2023, the Bank employed 630 individuals, of which 610 were employed on a full-time basis (620 full time equivalent employees). The Bank’s employees were not represented by a collective bargaining agreement.
The Company has no employees and reimburses the Bank for estimated expenses, including an allocation of salaries and benefits.
Diversity and Inclusion
We are committed to building a diverse workforce and an inclusive work environment which are supported by our culture and values. We strive to attract and retain employees with diverse characteristics, backgrounds and perspectives, which inspires our team to achieve more creative and innovative solutions for our customers. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. Our commitment to equal employment opportunities is demonstrated through an affirmative action plan which includes annual compensation analyses, ongoing reviews of our selection and hiring practices and an annual review of our plan to ensure we build and maintain a diverse workforce.
Compensation and Benefits
The Bank’s compensation and benefits package is designed to attract and retain a talented workforce. In addition to salaries, benefits include a 401(k) plan with an employer matching contribution, an employee stock purchase plan, medical insurance benefits, paid short-term and long-term disability and life insurance, flexible spending accounts, and tuition assistance.
Employee Health, Safety and Wellness
We are committed to supporting the safety, health and wellness of our employees. We provide paid time off (including parental and adoption leave), an employee assistance program and wellness benefits which include mental health support, coaching and other resources for employees and their immediate family members.
We have adopted a flexible approach to remote work which designates roles as remote, on-site or hybrid (a combination of on-site and remote work) based on specific job responsibilities and requirements.
Professional Development

The Bank invests in the growth of its employees by providing access to professional development and continuing education courses and seminars that are relevant to the banking industry and their job function within the Company. We offer our employees the opportunity to participate in various professional and leadership development programs. On-demand training opportunities include a variety of industry, technical, professional, business development, leadership and regulatory topics.
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
The Bank is a national banking association, chartered by and subject to the supervision of the Office of the Comptroller of the Currency (the “OCC”). The deposits of the Bank are insured by the FDIC, so certain laws and regulations administered by the FDIC also govern its deposit-taking operations. In addition to the foregoing, the Bank is subject to numerous state and federal statutes and regulations that affect the business of banking generally.
Nonbank affiliates of the Company are subject to examination by the FRB, and, as affiliates of the Bank, may be subject to examination by the Bank’s regulators from time-to-time.
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of applicable statutory and regulatory provisions. Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time-to-time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs of the Company. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity, risk management, and capital adequacy, as well as other safety and soundness concerns.
Regulation of Financial Holding Companies
The Gramm-Leach-Bliley Act (the “GLB Act”) amended the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under the GLB Act, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.” The GLB Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities, with expedited notice procedures. The Company is a financial holding company.
Under FRB policy, the Company is expected to act as a source of strength to the Bank, and the FRB may charge the Company with engaging in unsafe and unsound practices for failure to commit resources to the Bank when required. This support may be required at times when the Company may not have the resources to provide the support. Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the FRB believes that a company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the FRB could require the bank holding company to terminate the activities, liquidate the assets or divest its affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because the Company is a bank holding company, it is viewed as a source of financial and managerial strength for any controlled depository institutions, like the Bank.
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

Federal Regulation of Banks
The OCC may prohibit national banking associations, such as the Bank, from engaging in activities or investments that the OCC believes are unsafe or unsound banking practices. The OCC has extensive enforcement authority over national banking associations to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.
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
The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors and principal stockholders or any related interest of such persons, which generally require that such credit extensions be made on substantially the same terms as are available to third parties dealing with the Bank and not involve more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to capital levels.
As part of the Federal Deposit Insurance Company Improvement Act of 1991, each federal banking regulator adopted non-capital safety and soundness standards for institutions under its authority. These standards include internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. The Federal Deposit Insurance Company Improvement Act of 1991 also imposes capital standards on insured depository institutions. The Company, on behalf of the Bank, believes that the Bank meets substantially all standards that have been adopted.
Deposit Insurance
Our deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC. Deposit insurance is mandatory. We are required to pay assessments to the FDIC on a quarterly basis. The assessment amount is the product of multiplying the assessment base by the assessment amount.
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
The FDIC’s methodology for setting assessments for individual banks has changed over time, although the broad policy is that lower-risk institutions should pay lower assessments than higher-risk institutions. The FDIC now uses a methodology, known as the “financial ratios method,” that began to apply on July 1, 2016, in order to meet requirements of the Dodd-Frank Act. The statute established a minimum designated reserve ratio, for the DIF of 1.35% of the estimated insured deposits and required the FDIC to adopt a restoration plan should the reserve ratio fall below 1.35%. The financial ratios took effect when the designated reserve ratio exceeded 1.15%. The FDIC declared that the DIF reserve ratio exceeded 1.15% by the end of the second quarter of 2016. Accordingly, beginning July 1, 2016, the FDIC began to use the financial ratios method. This methodology assigns a specific assessment rate to each institution based on the institution’s leverage capital, supervisory ratings, and information from the institution’s call report. Under this methodology, the assessment rate schedules used to determine assessments due from insured depository institutions become progressively lower when the reserve ratio in the DIF exceeds 2.0% and 2.5%.
On October 18, 2022, the FDIC adopted a final rule that increased initial base deposit insurance assessment rates by 2 basis points, which began with the first quarterly assessment period of 2023. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused a decline in the DIF reserve ratio below the statutory minimum of 1.35% as of June 30, 2020. Due to this decline, the FDIC established a Restoration Plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. This Restoration Plan did not include an increase in the deposit insurance assessment rate. On June 21, 2022, however, the FDIC adopted an Amended Restoration Plan and notice of proposed rulemaking to increase the deposit insurance assessment rates as it was otherwise at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028. The proposed rule was adopted as final without change.

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
The FDIC has authority to increase insurance assessments. A significant increase in insurance assessments would likely have an adverse effect on our operating expenses and results of operations. We cannot predict what insurance assessment rates will be in the future. Furthermore, deposit insurance may be terminated by the FDIC upon a finding that an insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with FDIC policy. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. The FDIC defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits.
Capital Adequacy Guidelines
Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal agencies. These agencies may establish higher minimum requirements if, for example, a banking organization previously has received special attention or has a high susceptibility to interest rate risk. Risk-based capital requirements determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items. Under the Dodd-Frank Act, the FRB must apply consolidated capital requirements to depository institution holding companies that are no less stringent than those currently applied to depository institutions. The Dodd-Frank Act additionally requires capital requirements to be counter cyclical so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.
Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework (“Basel III”), among other things, (i) introduced as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations. Beginning January 1, 2016, financial institutions were required to maintain a minimum “capital conservation buffer” to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The minimum capital conservation buffer was phased-in over a four -year transition period with minimum buffers of 0.625%, 1.25%, 1.875%, and 2.50% during 2016, 2017, 2018, and 2019, respectively.
As fully phased-in on January 1, 2019, Basel III subjects banks to the following risk-based capital requirements:
•a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, or 7.0%;
•a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer, or 8.5%;
•a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer, or 10.5%; and
•a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures.
The Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10.0% of CET1 or all such categories in the aggregate exceed 15.0% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of Accumulated Other Comprehensive Income (“AOCI”) (which primarily consists of unrealized gains and non-credit related unrealized losses on available-for-sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.

In addition, goodwill and most intangible assets are deducted from Tier 1 capital. For purposes of applicable total risk-based capital regulatory guidelines, Tier 2 capital (sometimes referred to as “supplementary capital”) is defined to include, subject to limitations: perpetual preferred stock not included in Tier 1 capital, intermediate-term preferred stock and any related surplus, certain hybrid capital instruments, perpetual debt and mandatory convertible debt securities, allowances for loan and lease losses and intermediate-term subordinated debt instruments. The maximum amount of qualifying Tier 2 capital is 100% of qualifying Tier 1 capital. For purposes of determining total capital under federal guidelines, total capital equals Tier 1 capital, plus qualifying Tier 2 capital, minus investments in unconsolidated subsidiaries, reciprocal holdings of bank holding company capital securities and deferred tax assets and other deductions.
Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans, and higher (greater than 100%) risk weighting for certain CRE exposures that have higher credit risk profiles, including higher loan to value and equity components. In particular, loans categorized as “high-volatility CRE” loans, as defined pursuant to applicable federal regulations, are required to be assigned a 150% risk weighting, and require additional capital support.
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
In 2018, the federal bank regulatory agencies issued a variety of proposals and made statements concerning regulatory capital standards. These proposals touched on such areas as CRE exposure, credit loss allowances under generally accepted accounting principles and capital requirements for covered swap entities, among others. Public statements by key agency officials have also suggested a revisiting of capital policy and supervisory approaches on a going-forward basis. In July 2019, the federal bank regulators adopted a final rule that simplifies the capital treatment for certain deferred tax assets, mortgage servicing assets, investments in non-consolidated financial entities and minority interests for banking organizations, such as the Company and the Bank, which are not subject to the advanced approaches requirements.
Prompt Corrective Action
The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, as of December 31, 2023, the Bank was “well capitalized,” which means it had a CET1 capital ratio of 6.5% or higher; a Tier I risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; a leverage ratio of 5.0% or higher; and was not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

As noted above, Basel III integrates the capital requirements into the prompt corrective action category definitions set forth below.

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Common Equity Tier 1 (CET1) Capital Ratio	Leverage Ratio	Tangible Equity to Assets	Supplemental Leverage Ratio
Well Capitalized	10.0% or greater	8.0% or greater	6.5% or greater	5.0% or greater	n/a	n/a
Adequately Capitalized	8.0% or greater	6.0% or greater	4.5% or greater	4.0% or greater	n/a	3.0% or greater
Undercapitalized	Less than 8.0%	Less than 6.0%	Less than 4.5%	Less than 4.0%	n/a	Less than 3.0%
Significantly Undercapitalized	Less than 6.0%	Less than 4.0%	Less than 3.0%	Less than 3.0%	n/a	n/a
Critically Undercapitalized	n/a	n/a	n/a	n/a	Less than 2.0%	n/a
As of December 31, 2023, the Bank and the Company exceeded all regulatory capital requirements and exceeded the minimum CET 1, Tier 1 and total capital ratio inclusive of the fully phased-in capital conservation buffer of 7.0%, 8.5%, and 10.5%, respectively.
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
Safety and Soundness Standards
The federal banking agencies have adopted guidelines designed to assist such agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits.
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
Acquisitions
On January 29, 2024, the OCC issued a notice of proposed rulemaking and Policy Statement on Bank Mergers, wherein the OCC requested comment on a proposal to update its rules for business combinations involving national banks and federal savings associations. The proposal also includes a policy statement to clarify the OCC’s review of applications under the Bank Merger Act (the “BMA”). The proposed rulemaking is part of the OCC’s effort to enhance transparency around its process of reviewing transactions under the BMA. It would also serve to provide additional guidance to stakeholders around the OCC’s review of applications. The proposed policy statement specifically would discuss: (1) general principles for the OCC’s review of applications under the BMA, including indicators for applications likely consistent with approval and applications that raise supervisory or regulatory concerns; (2) the OCC’s consideration of the financial stability; managerial and financial resources and future prospects; and convenience and needs statutory factors under the BMA; and (3) the OCC’s decision process for extending the public comment period or holding a public meeting.
Community Reinvestment Act
The Community Reinvestment Act (the “CRA”) requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices). In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “unsatisfactory.” An institution’s record in meeting the requirements of the CRA is based on a performance-based evaluation system, and is made publicly available and is taken into consideration in evaluating any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into nonbanking activities. Our Bank received a “satisfactory” rating in its most recent CRA evaluation.
In October 2023, the OCC, together with the FRB and FDIC, issued a joint final rule to modernize the CRA regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets. Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.
Anti-Terrorism, Money Laundering Legislation and OFAC
The Bank is subject to the BSA and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. The principal requirements for an insured depository institution include (i) establishment of an anti-money laundering program that includes training and audit components, (ii) establishment of a “know your customer” program involving due diligence to confirm the identities of persons seeking to open accounts and to deny accounts to those persons unable to demonstrate their identities, (iii) the filing of currency transaction reports for deposits and withdrawals of large amounts of cash and suspicious activities reports for activity that might signify money laundering, tax evasion, or other criminal activities, (iv) additional precautions for accounts sought and managed for non-U.S. persons and (v) verification and certification of money laundering risk with respect to private banking and foreign correspondent banking relationships. For many of these tasks a bank must keep records to be made available to its primary federal regulator. Anti-money laundering rules and policies are developed by a bureau within the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”), but compliance by individual institutions is overseen by its primary federal regulator.
The Bank has established appropriate anti-money laundering and customer identification programs. The Bank also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount) and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the BSA. The Bank otherwise has implemented policies and procedures to comply with the foregoing requirements.
The U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and persons, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons that are the target of sanctions, including the List of Specially Designated Nationals and Blocked Persons. Financial institutions are responsible for, among other things, blocking accounts of and transactions with sanctioned persons and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked and rejected transactions after their occurrence. If the Company or the Bank finds a name or other information on any transaction, account or wire transfer that is on an OFAC list or that otherwise indicates that the transaction involves a target of sanctions, the Company or the Bank generally must freeze or block such account or transaction, file a suspicious activity report, and notify the appropriate authorities. Banking regulators examine banks for compliance with the economic sanctions regulations administered by OFAC.
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
In November 2021, the federal bank regulatory agencies issued a joint rule establishing computer-security incident notification requirements for banking organizations and their service providers. This rule requires new notifications when a banking organization experiences a computer-security incident.
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements.
Many states have also recently implemented or modified their data breach notification and data privacy requirements. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018, which took effect on January 1, 2020. The California Consumer Privacy Act of 2018, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. We expect this trend of state-level activity to continue, and are continually monitoring developments in the states in which we operate.
In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents experienced and describe the material aspects of their nature, scope and timing. The rules, which supersede their previously interpreted guidance published in February 2018, also require annual disclosures describing a company’s cybersecurity risk management, strategy and governance. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of the Company’s risk management strategies and governance processes related to cybersecurity.
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

Mortgage Loan Origination
The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay. Under the Dodd-Frank Act and the implementing final rule adopted by the CFPB (the “ATR/QM Rule”), a financial institution may not make a residential mortgage loan to a consumer unless it first makes a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. In addition, the ATR/QM Rule limits prepayment penalties and permits borrowers to raise certain defenses to foreclosure if the financial institution has not complied with these requirements. The ATR/QM Rule defines a “qualified mortgage” to include a loan with a borrower debt-to-income ratio of less than or equal to 43% or, alternatively, a loan eligible for purchase by Fannie Mae or Freddie Mac while they operate under federal conservatorship or receivership (the “Fannie/Freddie QM Alternative”), and loans that comply with similar ATR/QM rules established by the Federal Housing Administration, Veterans Administration, or U.S. Department of Agriculture. Additionally, a qualified mortgage may not: (i) contain excess upfront points and fees; (ii) have a term greater than 30 years; or (iii) include interest only or negative amortization payments. The ATR/QM Rule specifies the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating the loan’s monthly payments. The ATR/QM Rule became effective in January 2014.
The CFPB amended the ATR/QM rule in December of 2020. One of the amendments modifies the requirements for a loan to qualify as a qualified mortgage as well as certain other provisions in the ATR/QM Rule, and eliminates the Fannie/Freddie QM Alternative. This amendment essentially replaces the 43% debt-to-income limit with an annual percentage rate-based limitation, which for most loans requires that the loan’s annual percentage rate not exceed the average prime offer rate for a comparable transaction by 2.25 percentage points or more as of the date the interest rate is set.
A second amendment creates a new class of qualified mortgages, called “seasoned qualified mortgages,”, which are essentially first-lien loans that could not be classified as qualified mortgages when originated for reason only that they had debt-to-income ratios above 43%, but which have been held by the original creditor (or the first purchaser) for at least 36 months, during which time the borrower had no more than two 30-day delinquencies and no delinquencies of 60 days or more.
Both of these amendments were originally slated to become effective on March 1, 2021, but the amendment eliminating the Fannie/Freddie QM Alternative was given a mandatory compliance date of July 1, 2021 (the same date that the Fannie/Freddie QM Alternative was set to expire). However, the mandatory compliance date for the elimination of the Fannie/Freddie QM Alternative was subsequently extended until October 2022. Despite this extension, Fannie and Freddie stopped buying loans, with application dates on or after July 1, 2021, that only qualified as qualified mortgages based on the Fannie/Freddie QM Alternative.
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
It also exempts insured depository institutions and insured credit unions that originated fewer than 500 closed-end mortgage loans or 500 open-end lines of credit in each of the two preceding years from a subset of disclosure requirements (recently imposed by the CFPB) under the Home Mortgage Disclosure Act, provided they have received certain minimum CRA ratings in their most recent examinations.
The Regulatory Relief Act also directs the OCC to conduct a study assessing the effect of the exemption described above on the amount of Home Mortgage Disclosure Act data available at the national and local level.
In addition, Section 941 of the Dodd-Frank Act amended the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to require sponsors of asset-backed securities to retain at least 5% of the credit risk of the assets underlying the securities and generally prohibits sponsors from transferring or hedging that credit risk. In October 2014, the federal banking regulatory agencies adopted a final rule to implement this requirement (the “Risk Retention Rule”). Among other things, the Risk Retention Rule requires a securitizer to retain not less than 5% of the credit risk of any asset that the securitizer, through the issuance of an asset-backed security, transfers, sells, or conveys to a third party; and prohibits a securitizer from directly or indirectly hedging or otherwise transferring the credit risk that the securitizer is required to retain. In certain situations, the final rule allows securitizers to allocate a portion of the risk retention requirement to the originator(s) of the securitized assets, if an originator contributes at least 20% of the assets in the securitization. The Risk Retention Rule also provides an exemption to the risk retention requirements for an asset-backed security collateralized exclusively by Qualified Residential Mortgages, and ties the definition of a Qualified Residential Mortgage to the definition of a “qualified mortgage” established by the CFPB for purposes of evaluating a consumer’s ability to repay a mortgage loan. The federal banking agencies agreed to review the definition of Qualified Residential Mortgages in 2019, following the CFPB’s own review of its “qualified mortgage” regulation. For purposes of residential mortgage securitizations, the Risk Retention Rule took effect on December 24, 2015. For all other securitizations, the rule took effect on December 24, 2016.
Other Provisions of the Dodd-Frank Act
The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape. In addition to the reforms previously mentioned, the Dodd-Frank Act also:
•requires bank holding companies and banks to be both well capitalized and well managed in order to acquire banks located outside their home state and requires any bank holding company electing to be treated as a financial holding company to be both well managed and well capitalized;
•eliminates all remaining restrictions on interstate banking by authorizing national and state banks to establish de novo branches in any state that would permit a bank chartered in that state to open a branch at that location; and
•repeals Regulation Q, the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
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
Climate-Related and Other Environmental, Social and Governance Developments
In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance matters. For example, in March 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including us, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers.
Other Laws and Regulations
Our operations are subject to several additional laws, some of which are specific to banking and others of which are applicable to commercial operations generally. For example, with respect to our lending practices, we are subject to the following laws and regulations, among several others:
•Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
•Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;
•Fair Debt Collection Practices Act, governing how consumer debts may be collected by collection agencies;
•Real Estate Settlement Procedures Act, requiring certain disclosures concerning loan closing costs and escrows, and governing transfers of loan servicing and the amounts of escrows for loans secured by one-to-four family residential properties;
•Rules and regulations established by the National Flood Insurance Program;
•Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws;
•Our deposit operations are subject to federal laws applicable to depository accounts, including:
◦Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
◦Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;
◦Electronic Funds Transfer Act and Regulation E of the FRB, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
◦Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
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
Enforcement Powers
The federal regulatory agencies have substantial penalties available to enforce relative to depository institutions and certain “institution-affiliated parties.” Institution-affiliated parties primarily include management, employees, and agents of a financial institution, as well as independent contractors and consultants, such as attorneys, accountants and others who participate in the conduct of the financial institution’s affairs. An institution can be subject to an enforcement action due to the failure to timely file required reports, the filing of false or misleading information, the submission of inaccurate reports or engaging in other unsafe or unsound banking practices.
The Financial Institution Reform Recovery and Enforcement Act provided regulators with greater flexibility to commence enforcement actions against institutions and institution-affiliated parties and to terminate an institution’s deposit insurance. It also expanded the power of banking regulatory agencies to issue regulatory orders. Such orders may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the ordering agency to be appropriate. The Dodd-Frank Act increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.
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
Governmental Monetary and Credit Policies and Economic Controls
The earnings and growth of the banking industry and ultimately of the Company are affected by the monetary and credit policies of governmental authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The FRB’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the FRB, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and its subsidiaries.
AVAILABLE INFORMATION
The Company maintains an Internet site at www.shorebancshares.com on which it makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to the foregoing as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the SEC. In addition, stockholders may access these reports and documents on the SEC’s website at www.sec.gov. The information on, or accessible through, our website or any other website cited in this Annual Report on Form 10-K is not part of, or incorporated by reference into, this Annual Report on Form 10-K and should not be relied upon in determining whether to make an investment decision.
Item 1A.    RISK FACTORS
An investment in our common stock involves significant risks. You should consider carefully the risk factors included below together with all of the information included in or incorporated by reference into this Annual Report on Form 10-K, as the same may be updated from time-to-time by our future filings with the SEC under the Exchange Act, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also have a material adverse effect on our business, financial condition and results of operations. If any of the matters included in the following information about risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially and adversely affected. In such case, you may lose all or a substantial part of your investment. To the extent that any of the information contained in this document constitutes forward-looking statements, the risk factors below should be reviewed as cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary note regarding forward-looking statements.”
Risks Relating to Our Business
Our business is adversely affected by unfavorable economic, market, and political conditions.
In the event of an economic recession, our operating results could be adversely affected because we could experience higher loan and lease charge-offs and higher operating costs. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions. Sources of global economic and market instability include, but are not limited to, the potential economic slowdown in United Kingdom, Europe and the United States, the impact of trade negotiations, economic conditions in China, including the global economic impacts of the Chinese economy, China’s regulation of commerce, the war between Russia and Ukraine, the war in the Middle East and the effects of the recent pandemic or other health crises. Various market conditions also affect our operating results. Certain changes in interest rates, inflation, or the financial markets could affect demand for our products. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit which impacts the rates and terms at which we offer loans and leases. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings which may adversely affect businesses’ ability to raise capital and/or service their debts. Political and electoral changes, developments, conflicts, and conditions have in the past introduced, and may in the future introduce, additional uncertainty which may also affect our operating results.
Our performance could be negatively affected to the extent there is deterioration in business and economic conditions, including persistent inflation, supply chain issues or labor shortages, which have direct or indirect material adverse impacts on us, our customers, and our counterparties. These conditions could result in one or more of the following:
•a decrease in the demand for our loans and other products and services offered by us;
•a decrease in our deposit balances due to overall reductions in the accounts of customers;
•a decrease in the value of collateral securing our loans and leases;
•an increase in the level of nonperforming and classified loans and leases;
•an increase in provisions for credit losses and loan and lease charge-offs;
•a decrease in net interest income derived from our lending and deposit gathering activities;
•a decrease in the Company’s stock price;
•a decrease in our ability to access the capital markets; or
•an increase in our operating expenses associated with attending to the effects of certain circumstances listed above.
Continued inflation poses risk to the economy overall, and could indirectly pose challenges to our clients and to our business. Elevated inflation can impact our business customers through the loss of purchasing power for their customers, leading to lower sales. Rising inflation can also increase input and inventory costs for our customers, forcing them to raise their prices or lower their profitability. Supply chain disruption, also leading to inflation, can delay our customers’ shipping ability, or timing on receiving inputs for their production or inventory. Inflation can lead to higher wages for our business customers, increasing costs. All of these inflationary risks for our business customer base can be financially detrimental, leading to increased likelihood that the customer may default on a loan. In addition, sustained inflationary pressures have resulted in the FRB increasing interest rates by 525 basis points since January 1, 2022 with current federal funds rate range of between 5.25% to 5.50%. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.
Interest rates and other economic conditions will impact our results of operations.
Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Our results of operations are significantly impacted by the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities, including advances from the FHLB of Atlanta. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing of assets and liabilities. If more assets reprice or mature than liabilities during a falling interest rate environment, then our earnings could be negatively impacted. Conversely, if more liabilities reprice or mature than assets during a rising interest rate environment, then our earnings could be negatively impacted.
Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events and events in world financial markets. In response to inflationary pressures, the FRB has increased interest rates by 525 basis points since January 1, 2022 with a current federal funds rate range of between 5.25% to 5.50%. Although the FRB left its benchmark rates steady in September and November of 2023 and January of 2024, the FRB suggested that additional rate increases in the future may be necessary to mitigate inflationary pressures. Increases in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations.
Adverse developments affecting financial institutions or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions for the financial services industry generally, or concerns or rumors about any events of these kinds, including the resulting media coverage, have in the past and may in the future lead to market-wide liquidity problems and erode customer confidence in the banking system. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, on March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services and on May 1, 2023, First Republic Bank was closed by the California Department of Financial Protection and Innovation, and in each case the FDIC was appointed as receiver for the failed institution. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.
These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management.
In connection with high-profile bank failures, uncertainty and concern has been, and may in the future be further, compounded by advances in technology that increase the speed at which deposits can be moved, as well as the speed and reach of media attention, including social media, and its ability to disseminate concerns or rumors, in each case potentially exacerbating liquidity concerns. While the Department of the Treasury, the FRB, and the FDIC have made statements ensuring that depositors of recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the bank system more broadly. In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could materially and adversely impact the trading prices of our common stock and potentially our results of operations.
Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed “too big to fail” or remove deposits from the banking system entirely. As of December 31, 2023, approximately $1.0 billion of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.
Inflation and rapid increases in interest rates have led to a decline in the fair value of securities portfolios with yields below current market interest rates. The FRB announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, the FRB and the FDIC will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.
If such levels of market disruption and volatility continue, there can be no assurance that we will not experience adverse effects, which may materially affect the market price of our common stock and/or our liquidity, financial condition and profitability.
A majority of our business is concentrated in Maryland, Delaware and Virginia, a significant amount of which is concentrated in real estate lending, so a decline in the local economy and real estate markets could adversely impact our financial condition and results of operations.
Because most of our loans are made to customers who reside in Maryland, Delaware and Virginia, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, a significant portion of our loan portfolio is secured by real estate, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices that we implement to address our geographic and loan concentrations will be effective in preventing losses relating to our loan portfolio.

Our concentrations of CRE loans could subject us to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit our future commercial lending activities.
The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of CRE loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. Federal bank regulatory guidelines identify institutions potentially exposed to CRE concentration risk as those that have (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital or (iv) total CRE loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s CRE loan portfolio has increased 50% or more during the prior 36 months. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. Due to our emphasis on CRE and construction lending, as of December 31, 2023, non-owner-occupied CRE loans (including construction, land and land development loans) represented 382.57% of the Bank’s Tier 1 Capital + the allowance for credit losses (“ACL”). Construction, land and land development loans represent 56.68% of the Bank’s Tier 1 Capital + ACL. Due primarily from the Company’s merger with TCFC on July 1, 2023, the CRE portfolio has increased 362.14% during the prior 36 months. We may be subject to heightened supervisory scrutiny during future examinations and/or be required to maintain higher levels of capital as a result of our CRE concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective in preventing losses resulting from concentrations in our CRE portfolio.
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
As of December 31, 2023, we had classified 17.7% of our debt securities as available-for-sale pursuant to the Accounting Standards Codification Topic 320 (“ASC 320”) of the FASB relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the available-for-sale portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as AOCI (loss). The remaining debt securities are classified as held-to-maturity in accordance with ASC 320 and are stated at amortized cost. Equity securities with readily determinable fair values are recorded at fair value with changes in fair value recorded in earnings. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. At December 31, 2023, the Company’s accumulated other comprehensive loss amounted to $7.5 million. There can be no assurance that the market value of our investment portfolio will not continue to decline, causing a corresponding decline in stockholders’ equity.
The Bank is a member of the FHLB of Atlanta and our investments include stock issued by the FHLB of Atlanta. These investments could be subject to future impairment charges and there can be no guaranty of future dividends.
Management believes that several factors will affect the market values of our investment portfolio. These risk factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. At times,a lack of market activity with respect to some securities has, in certain circumstances, required us to base our fair market valuation on unobservable inputs (“Level 3” in fair value hierarchy). At December 31, 2023, the Bank had no Level 3 securities. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus the determination of credit losses of the securities in the investment securities portfolio. Write-downs of investment securities would negatively affect our earnings and regulatory capital ratios.

Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.
We are required to establish a reserve in the allowance for credit loss (ACL) when management determines that an investment security is impaired due to a credit loss. The amount of the impairment related to credit losses, limited by the amount by which the specific security’s amortized cost basis exceeds its fair value, is recorded in the ACL. Changes in the ACL are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities AFS not resulting from credit losses are recorded in other comprehensive income (loss). In assessing whether the impairment of an investment security is a credit loss or other market factors, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Intangible assets other than goodwill are also subject to impairment tests at least annually. A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2023, we had recorded goodwill of $63.3 million and other intangible assets of $48.1 million, representing approximately 12.4% and 9.4% of stockholders’ equity, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2023, our gross deferred tax assets were approximately $67.8 million. There was a valuation allowance of deferred taxes of $1.0 million recorded at December 31, 2023 as management believes it is more likely than not that net operating losses for the holding company only will not be realized for state income tax purposes. The holding company files a separate return with the state of Maryland and does not expect that the holding company will generate sufficient taxable income to utilize its deferred tax assets. No valuation allowance is currently recorded for state deferred income taxes of the Company’s subsidiaries or at the Federal level where the Company files consolidated tax return.
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
One component of our strategy is to sell on the secondary market the longer term, conforming fixed-rate residential mortgage loans that we originate, earning noninterest income in the form of gains on the sale of the loans. When interest rates rise, as they have since the first quarter of 2022, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell, and intend to continue selling, most loans in the secondary market with limited or no recourse, we are required, and will continue to be required, to give customary representations and warranties to the buyers relating to compliance with applicable law. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase. We have not been required to repurchase any loans as of December 31, 2023.
We provide banking services to customers who do business in the cannabis industry and the strict enforcement of federal laws regarding cannabis would likely result in our inability to continue to provide banking services to these customers and we could have legal action taken against us by the federal government.

We have deposit and loan customers that are licensed in several states within the United States to do business in the cannabis industry as growers, processors, and dispensaries. While cannabis is legal in these states of operation, it remains classified as a Schedule I controlled substance under the Controlled Substances Act. As such, the cultivation, use, distribution, and possession of cannabis is a violation of federal law that is punishable by imprisonment and fines. Moreover, the U.S. Supreme Court ruled in USA v. Oakland Cannabis Buyers’ Coop. that the federal government has the authority to regulate and criminalize cannabis, including medical marijuana.

In January 2018, the U.S. Department of Justice (“DOJ”) rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the Controlled Substances Act against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated cannabis industry generally. However, as of the date of this filing we are not aware of any insured depository institution that has been prosecuted by the DOJ based on providing otherwise lawful banking products and services to the cannabis industry.

As in past years, the U.S. Congress has enacted an omnibus spending bill that includes a provision prohibiting the DOJ and the U.S. Drug Enforcement Administration from using funds appropriated by that bill to prevent states from implementing their medical-use cannabis laws. This provision was recently renewed as part of the annual federal Consolidated Appropriations Act. While this provision has been re-enacted every year since 2014, and is expected to continue to be re-enacted in future federal spending bills, if Congress and the President fail to further renew the provision, then the ability of cannabis businesses to act in this area, and the Bank’s ability to provide banking products and services to such businesses, may be impeded. Further, the U.S. Court of Appeals for the Ninth Circuit held in USA v. McIntosh that this provision prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical-use cannabis laws and who strictly comply with such laws. There is no guarantee that the U.S. Congress will extend this provision or that U.S. Federal courts located outside the Ninth Circuit will follow the ruling in USA v. McIntosh. As of the date of filing this Annual Report on Form 10-K, we are aware of no federal or state court in or for the states in which our customers operate that has addressed the merits of the McIntosh ruling.

Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutor for any state in which our customers operate will not choose to strictly enforce the federal laws governing cannabis, including adult-use and medical-use cannabis, or that the federal courts in these states will follow the Ninth Circuit’s ruling in USA v. McIntosh. Any change in the federal government’s enforcement position could cause us to immediately cease providing banking services to the medical and adult-use cannabis industry in states within the United States.

Additionally, as the possession and use of cannabis remains illegal under the Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to these customers and could have legal action taken against us by the Federal government, including imprisonment and fines. Any change in the federal government’s position on adult-use cannabis enforcement, or a change in federal appropriations law, could result in significant financial damage to us and our stockholders.

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
In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.
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
The operation of our business involves outsourcing of certain business functions and reliance on third-party providers, which may result in transmission and maintenance of personal, confidential and proprietary information to and by such vendors. Although we require third-party providers to maintain certain levels of information security, such providers remain vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious attacks that could ultimately compromise sensitive information possessed by our company. Although we contract to limit our liability in connection with attacks against third-party providers, we remain exposed to risk of loss associated with such vendors.
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
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data -processing and deposit -processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
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
Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on the Company's results of operation, financial condition and stock price.
As part of our ongoing monitoring of internal and disclosure controls, we may discover material weaknesses or significant deficiencies in our internal and disclosure controls that require remediation; as we did in our current assessment of internal controls. See “Item 9A. Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Any failure to maintain effective internal and disclosure controls or to timely implement any necessary improvement of our internal and disclosure controls, or to effect remediation of any material weakness or significant deficiency, could, among other things, result in losses from fraud or error, harm our reputation, or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation, financial condition or stock price.
Risks Relating to the Regulation of our Industry
We operate in a highly regulated environment, which could restrain our growth and profitability.
Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, including potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election, often impose additional operating costs. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations, such as the Dodd-Frank Act, could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.
In addition, we anticipate increased regulatory scrutiny, in the course of routine examinations and otherwise, and new regulations in response to recent negative developments in the banking industry, which may increase our cost of doing business and reduce our profitability. Among other things, there may be increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, brokered deposits, unrealized losses in securities portfolios, liquidity, CRE loan composition and concentrations, and capital as well as general oversight and control of the foregoing. We could face increased scrutiny or be viewed as higher risk by regulators and/or the investor community, which could have a material adverse effect on our business, financial condition and results of operations.

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
We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The DOJ and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisition activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
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
The BSA, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. FinCEN is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the DOJ, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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
Our subordinated debentures contain restrictions on our ability to declare and pay dividends on or repurchase our common stock.
Under the terms of our subordinated debentures, if (i) there has occurred and is continuing an event of default; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have given notice of our election to defer payments of interest on the subordinated debentures by extending the interest distribution period as provided in the indentures governing the subordinated debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock. As of December 31, 2023, we were current on all interest due on our outstanding subordinated debentures.
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
Item 1B.    Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
The Company recognizes the security of our banking operations is essential to protecting our customers, maintaining our reputation, and preserving the value of the Company. The Board of Directors, through the Board Risk Oversight Committee, provides direction and oversight of the enterprise-wide risk management framework of the Company, and cybersecurity represents a component of the Company’s overall approach to enterprise-wide risk management. The Enterprise Risk Management Program establishes policies and procedures for assessing the effectiveness and efficiency of information security controls related to both design and operations. The Company leverages the following guidelines and frameworks to develop and maintain its Information Security Program including its cybersecurity risk management program: Federal Financial Institutions Examination Counsel Cybersecurity Assessment Tools and GLB Act and regulations. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach focused on the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents that may occur.

As one of the elements of the Company’s overall enterprise-wide risk management approach, the Enterprise Risk Management Program is focused on the following key areas:

•Security Operation and Governance: As discussed in more detail under the section titled “Governance,” the Board Risk Oversight Committee has delegated to senior management responsibility for managing the Enterprise Risk Management Program. Senior management carries out this mandate through the Strategic Initiatives and Board Risk Oversight Committees. To maintain alignment and appropriate insight regarding information security activities, a bi-weekly operational committee provides general program insight.

•Collaborative Approach: The Company has implemented a cross-functional approach to identifying, assessing, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management.

•Security Competencies: The organization oversees a program of security competencies and tools designed to evaluate security risks and to protect the confidentiality, integrity and availability of our information systems and data. These assets represent a blend of various management (e.g., policies), operational (e.g., standards and processes), and technical controls (e.g., tools and configurations).

•Cyber Defense and Incident Response Plan: The Company utilizes sophisticated security monitoring and detection tools for continuous monitoring of our information systems 24 hours per day, seven days per week. The Company utilizes third-party tools and solutions to actively deliver threat analysis, vulnerability management, intrusion detection, intrusion hunting and red team exercises. We also receive the latest cybersecurity alerts and threat intelligence from government agencies and information sharing and analysis centers. The Company’s Incident Response Plan helps reduce the risks related to security incidents by providing guidance on our response to incidents by focusing on the coordination of personnel, policies, and procedures to ensure incidents are detected, analyzed and managed.

•Third-Party Risk Management: Management of the Company’s third parties, including vendors and service providers, is conducted through a risk-based approach and the level of due diligence is driven by risk factors established by the Vendor Management Program. The process provides awareness and collaboration across all internal teams including Information Technology and Risk Management. A review process is conducted on new or significantly changed key third parties, to ensure certain cybersecurity baseline requirements are met and cybersecurity incidents are appropriately disclosed. This process is aimed at advocating for appropriate standards and controls, based on risk factors, to secure the third parties’ information systems, and to ensure the third parties have recovery plans in place.

•Security Awareness and Education: The Company provides annual, mandatory training for personnel regarding security awareness as a means to equip the Company’s personnel with the understanding of how to properly use and protect the computing resources entrusted to them, and to communicate the Company’s information security policies, standards, processes and practices.

The Company leverages continuous monitoring and regular risks assessments to identify the Company’s current and potential cybersecurity risks. Technical vulnerabilities are identified using automated vulnerability scanning tools, penetration testing, and system management tools, whereas non-technical vulnerabilities are identified via process or procedural reviews. The Company conducts a variety of assessments throughout the year, both internally and through third parties. Vulnerability assessment and penetration tests are performed on a regular basis to provide the Company with an unbiased view of its environment and controls. Vulnerabilities identified during these assessments are inventoried in a centralized tracking system and reported to management on a regular basis. A multi-step approach is applied to identify, report and remediate these vulnerabilities, and the Company adjusts its information security policies, standards, processes and practices as necessary based on the information provided by these assessments. The results of key assessments are reported in summary to the Board Risk Oversight Committee.

The Company engages third parties on a regular basis to assess, test and assist with the implementation of our cybersecurity program to detect and manage cybersecurity risks, including but not limited to third parties who assist with monitoring our information security systems and auditors who assist with conducting penetration tests.
Cybersecurity Governance
The Board of Directors, through the Board Risk Oversight Committee, provides direction and oversight of the enterprise-wide risk management framework of the Company, including the management of risks arising from cybersecurity threats. The Board Risk Oversight Committee reviews and approves the Information Security Policy, which includes the Company’s cybersecurity risk management program. The Board of Directors receives regular presentations and updates on cybersecurity risks, including the threat environment, evolving standards, projects and initiatives, risk and vulnerability assessments, independent audit reviews, and technological trends. The Board of Directors also receives information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the full board of directors discusses the Company’s approach to cybersecurity risk management.

The Information Security Officer, under the guidance of our Chief Risk Officer and Operational Risk Manager, works collaboratively across the Company to implement a program designed to protect the Company’s information systems and data from cybersecurity risks. The Information Security Officer is responsible for assessing and managing cybersecurity risks, responding to any cybersecurity incidents in accordance with the Company’s Incident Response Plan and Business Continuity Plan, and reporting incidents to appropriate personnel at the Company in accordance with the Incident Response Plan. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. The Information Technology and the Operational Risk Management teams monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Information Security Officer and Chief Information Officer and ultimately the Board Risk Oversight Committee when appropriate. The Information Security Department has over three decades of experience in managing Information Security and Cybersecurity programs at financial institutions. The Information Security Officer holds the Certified Information Security Manager Certification and is supported by additional team members with extensive backgrounds in cybersecurity and related fields.

Notwithstanding our efforts at cybersecurity, the Company cannot guarantee that it will be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on it. To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A, Risk Factors – Risks Related to Our Business.

Item 2.    Properties.
Our offices are listed in the tables below. The address of the Company and Bank’s main office is 18 East Dover Street in Easton, Maryland.

Maryland Branch Locations
Main Office (1)	Chester Branch (1)	Crofton Branch (2)
18 East Dover Street	300 Castle Marina Road	2151 Defense Highway
Easton, Maryland 21601	Chester, Maryland 21619	Crofton, Maryland 21114

Tred Avon Square Branch (1)	Washington Square Branch (1)	Waldorf Branch (1)
212 Marlboro Road	899 Washington Avenue	3035 Leonardtown Road
Easton, Maryland 21601	Chestertown, Maryland 21620	Waldorf, Maryland 20601

St. Michaels Branch (2)	Arbutus Branch (1)	Leonardtown Branch (1)
1013 South Talbot Street	1101 Maiden Choice Lane	25395 Point Lookout Road
St. Michaels, Maryland 21663	Baltimore, Maryland 21229	Leonardtown, Maryland 20650

Elliott Road Branch (1)	Elkridge Branch (1)	Bryan’s Road Branch (1)
8275 Elliott Road	6050 Marshalee Drive	8010 Matthews Road
Easton, Maryland 21601	Elkridge, Maryland 21075	Bryans Road, MD 20616

Sunburst Branch (1)	Owings Mills Branch (1)	Dunkirk Branch (2)
424 Dorchester Avenue	9612 Reisterstown Road	10321 Southern Maryland Blvd
Cambridge, Maryland 21613	Owings Mills, Maryland 21117	Dunkirk, Maryland 20754

West Ocean City Branch (2)	Annapolis Branch (1)	Lexington Park Branch (1)
12905-B Ocean Gateway	1917 West Street	22730 Three Notch Road
Ocean City, Maryland 21842	Annapolis, Maryland 21401	California, Maryland 20619

Ocean City Branch (2)	Edgewater Branch (2)	La Plata Branch (1)
3409 Coastal Highway	3083 Solomon’s Island Road	101 Drury Drive
Ocean City, Maryland 21842	Edgewater, Maryland 21037	La Plata, Maryland 20646

Centreville Branch (1)	Westgate Branch (1)	Charlotte Hall Branch (1)
109 North Commerce Street	200 Westgate Circle	30165 Three Notch Road
Centreville, Maryland 21617	Annapolis, Maryland 21401	Charlotte Hall, Maryland 20622

Stevensville Branch (1)	Glen Burnie Branch (1)	Prince Frederick Branch (2)
408 Thompson Creek Road	413 Crain Highway, S.E.	200 Market Square Drive
Stevensville, Maryland 21666	Glen Burnie, Maryland 21061	Prince Frederick, Maryland 20678

Tuckahoe Branch (1)	Severna Park Branch (2)	Lusby Branch (2)
22151 Wes Street	598 Benfield Road	11725 Rousby Hall Road
Ridgely, Maryland 21660	Severna Park, Maryland 21146	Lusby, Maryland 20657

Route 213 South Branch (1)	Lothian Branch (2)	La Plata Downtown Branch (1)
2609 Centreville Road	5401 Southern Maryland Blvd	202 Centennial Street
Centreville, Maryland 21617	Lothian, Maryland 20711	La Plata, Maryland 20646

Denton Branch (1)
850 South 5th Avenue
Denton, Maryland 21629

Delaware Branch Locations
Felton Branch (2)	Camden Branch (1)	Rehoboth Beach Branch (2)
120 West Main Street	4580 South DuPont Highway	19358 Miller Road
Felton, Delaware 19943	Camden, Delaware 19934	Rehoboth Beach, Delaware 19971

Milford Branch (2)	Governors Ave Branch (1)
698-A North Dupont Boulevard	800 South Governors Avenue
Milford, Delaware 19963	Dover, Delaware 19904

Virginia Branch Locations
Onley Branch (2)	Fredericksburg Downtown Branch (1)	Fredericksburg Branch (1)
25306 Lankford Highway	425 William Street	5831 Plank Road
Onley, Virginia 23418	Fredericksburg, Virginia 22401	Fredericksburg, Virginia 22407

ATMs (standalone)
University of Maryland Shore Medical Center at Easton
219 South Washington Street
Easton, Maryland 21601

Offices
Administrative Office (1)	Administrative Office (1)	Administrative Office (2)
28969 Information Lane	23 South Harrison Street	405 West Bell Road, Unit 4 and 5
Easton, Maryland 21601	Easton, Maryland 21601	Ridgely, Maryland 21660

Commercial Lending Office (2) Charlottesville	Commercial Lending Office (2) Fredericksburg	Commercial Lending Office (2) Middletown
1434 Rolkin Court, Suite 301	10 Chatham Heights Road, Suite 104	102 Sleepy Hollow, Unit 204
Charlottesville, Virginia 22911	Fredericksburg, Virginia 22405	Middletown, Delaware 19709

Commercial Lending Office (2) Prince Frederick	Mortgage Loan Office (2) Frederick	Division Office - Wye Financial Partners (2)
995 N. Prince Frederick Blvd, Suite 105	5291 Corporate Drive, Suite 202	16 North Washington Street, Suite 1
Prince Frederick, Maryland 20678	Frederick, Maryland 21703	Easton, Maryland 21601
_______________________________
(1)Branch/Office is owned by Company.
(2)Branch/Office is leased by Company.
For information about rent expense for all leased premises, see Note 7 to the Consolidated Financial Statements appearing in Item 8 of Part II of this annual report.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
MARKET INFORMATION, HOLDERS AND CASH DIVIDENDS
The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI”. As of March 12, 2024, the Company had approximately 1,827 registered holders of record. The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select market, and the cash dividends declared on those shares for each quarterly period of 2023 and 2022 are set forth in the table below.

	2023			2022
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
1st Quarter	$18.15	$14.00	$0.12	$21.41	$19.34	$0.12
2nd Quarter	14.45	10.65	0.12	21.21	17.91	0.12
3rd Quarter	13.37	10.27	0.12	20.50	17.29	0.12
4th Quarter	14.51	9.66	0.12	20.85	17.04	0.12
			$0.48			$0.48
Shareholders received quarterly cash dividends on shares of common stock totaling $12.7 million in 2023 and $9.5 million in 2022. Quarterly dividends remained at $0.12 for the entire year of 2023. As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company anticipates continuing a regular quarterly cash dividend, although future dividend increases must be approved by Shore Bancshares Board of Directors. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.
The transfer agent for the Company’s common stock is:
Broadridge Corporate Issuer Solutions, Inc.
51 Mercedes Way
Edgewood, NY 11717
Investor Relations: +1 (800) 353-0103
E-mail for investor inquiries: shareholder@broadridge.com
www.broadridge.com

Stock Performance Graph
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the NASDAQ Composite Index), and a narrower index of the NASDAQ Bank Index and S&P SmallCap Banks Index. Cumulative total return on the stock or the index equals the total increase in value since December 31, 2018 assuming reinvestment of all dividends paid into the stock or the index.
The graph and table were prepared assuming that $100 was invested on December 31, 2018, in the common stock and the securities included in the indexes.

Source: S&P Global Market Intelligence	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Shore Bancshares, Inc.	$100.00	$122.62	$107.59	$158.03	$135.34	$114.94
NASDAQ Composite Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
KBW NASDAQ Bank Index	$100.00	$136.13	$122.09	$168.88	$132.75	$131.57
S&P U.S. SmallCap Banks Index	$100.00	$125.46	$113.94	$158.62	$139.85	$140.55
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2023, with respect to options outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] ( c)
Equity compensation plans approved by security holders	—	—	455,530

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	455,530

UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES
There were no unregistered sales of the Company’s common stock, par value $0.01 per share (Common Stock), during the year to date period ended December 31, 2023.
The Company’s prior stock repurchase program expired on March 31, 2023. There were no purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2023.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion compares the Company’s financial condition at December 31, 2023 to its financial condition at December 31, 2022 and the results of operations for the years ended December 31, 2023 and 2022. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this annual report.
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
The most significant accounting policies that the Company follows are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the notes to the financial statements and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies with respect to the allowance for credit losses on loans, goodwill and bargain purchase gain, accounting for loans acquired in business combinations, and income taxes are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.
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
The Company’s management reviews the adequacy of the ACL on loans on at least a quarterly basis. Refer to Note 1, “Summary of Significant Accounting Policies”, of the Notes to the Consolidated Financial Statements for additional detail concerning the determination of the ACL on loans.
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
As of December 31, 2023, the Company had one reporting unit.
Loans Acquired in a Business Combination
The most significant assessment of fair value in our accounting for business combinations relates to the valuation of an acquired loan portfolio. Management made significant estimates and exercised significant judgement in accounting for the acquisition of loans acquired in our business combinations. At acquisition, loans are classified as either (i) purchase credit-deteriorated (“PCD”) loans or (ii) non-PCD loans and are recorded at fair value on the date of acquisition. PCD loans are those for which there is more than insignificant evidence of credit deterioration since origination.
Fair values are determined primarily through a discounted cash flow approach which considers the acquired loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, timing of principal and interest payments, current market rates, and remaining balances. Estimates of fair value also include estimates of default, loss severity, and estimated prepayments.
The allowance for PCD loans is determined based upon the Company’s methodology for estimating the allowance under the current expected credit loss model (“CECL”), and is recorded as an adjustment to the acquired loan balance on the date of acquisition. The difference between the new amortized cost basis and the unpaid principal balance is either a noncredit discount or premium that will be amortized or accredited into the interest income over the remaining life of the loan. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records a reserve for credit losses based on the Company’s methodology for determining the allowance under CECL. The allowance for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans were purchased or acquired.
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

2023
PERFORMANCE OVERVIEW
The Company recorded net income of $11.2 million for 2023 and net income of $31.2 million for 2022. The basic and diluted income per share was $0.42 and $1.57 for fiscal year 2023 and 2022, respectively.
Total assets were $6.0 billion at December 31, 2023, an increase of $2.5 billion or 72.9%, when compared to $3.5 billion at December 31, 2022. The aggregate increase was primarily due to the acquisition of TCFC (“the merger”), with significant increases year over year in loans held for investment of $2.1 billion, or 81.6%, and cash and cash equivalents of $316.9 million, partially offset by an increase in allowance for credit losses of $40.7 million. The ratio of the ACL to total loans increased from 0.65% at December 31, 2022, to 1.24% at December 31, 2023. The increase was due to the adoption of CECL on January 1, 2023 and the merger. Due to a lack of uniformity of historical data between the legacy banks in their respective models, beginning in the third quarter of 2023, management implemented a new post-merger model methodology. The Bank's provision for credit losses for the twelve months ended December 31, 2023 was $31.0 million and was due primarily to $20.1 million related to the acquisition of TCFC legacy loans and $7.3 million related to the change in ACL methodology on SUB legacy loans.
Total borrowings were $72.3 million at December 31, 2023, a decrease of $10.8 million, or 13.0%, when compared to $83.1 million at December 31, 2022. Total borrowings at December 31, 2023 were comprised of $43.1 million of subordinated debt and $29.2 million of trust preferred debentures. The decrease in total borrowings at December 31, 2023 when compared to December 31, 2022 was primarily due to repayment of $40.0 million in FHLB short-term advances, partially offset by an increase of $29.2 million in subordinated debt and trust preferred debentures from the merger. The Company's wholesale funding increased $4.5 million, which includes brokered deposits and FHLB advances, from $40.0 million in FHLB advances at December 31, 2022 to $44.5 million in brokered deposits at December 31, 2023. The Bank redeemed callable brokered certificates of $67.0 million during the fourth quarter of 2023.
Total deposits increased $2.4 billion, or 79.0% to $5.4 billion at December 31, 2023 when compared to December 31, 2022. The increase in total deposits when compared to December 31, 2022 was primarily due to the merger. Increases within deposits during the year consisted of increases in time deposits of $760.3 million, demand deposits of $471.4 million, money market and savings of $748.6 million and noninterest-bearing deposits of $396.0 million.

RESULTS OF OPERATIONS
Summary of Financial Results
The Company reported net income for the twelve months ended December 31, 2023 of $11.2 million or diluted earnings per share of $0.42 compared to net income of $31.2 million or diluted earnings per share of $1.57 for the twelve months ended December 31, 2022. The Company’s return on average assets, return on average common equity, and return on average tangible common equity were 0.24%, 2.54%, and 7.74% for the twelve months ended December 31, 2023 compared to 0.90%, 8.76%, and 11.96% for the twelve months ended December 31, 2022. For additional details, see “Reconciliation of Non-GAAP Measures (Unaudited).
The decrease in net income in 2023 compared to 2022 was primarily due to merger-related expenses and increased provision for credit losses. These decreases to pretax earnings were partially offset by increased net interest income from an increased balance sheet as a result of the merger. The increase in noninterest income was principally due to the bargain purchase gain recognized in the third quarter of 2023 of $8.8 million.

	Twelve Months Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Interest and dividend income	$214,079	$113,845	$100,234	88.04%
Interest expenses	78,772	12,543	66,229	528.02%
Net interest income	135,307	101,302	34,005	33.57%
Provision for credit loses	30,953	1,925	29,028	1,507.95%
Noninterest income	33,159	23,086	10,073	43.63%
Noninterest expenses	123,329	80,322	43,007	53.54%
Income before income taxes	14,184	42,141	(27,957)	(66.34)%
Income tax expense	2,956	10,964	(8,008)	(73.04)%
Net income	$11,228	$31,177	$(19,949)	(63.99)%
Net Interest Income
As shown in the table below, tax-equivalent net interest income increased $34.1 million to $135.6 million for 2023 compared to $101.5 million for 2022. The increase in tax-equivalent net interest income was primarily due to an increase in total interest income of $100.2 million, or 88.0%, which included an increase in interest and fees on loans of $95.2 million, or 96.1%. The increase in interest and fees on loans was primarily due to the increase in the average balance of loans of $1.3 billion, or 58.7%, and an increase in net accretion income of $7.5 million due to the merger.

	Twelve Months Ended December 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Interest and dividend income
Loans, including fees	$194,339	$99,122	$95,217	96.06%
Interest and dividends on investment securities	16,970	11,513	5,457	47.40%
Interest on deposits with banks	2,770	3,210	(440)	(13.71)%
Total Interest and Dividend Income	$214,079	$113,845	$100,234	88.04%

Interest Expenses
Deposits	$68,800	$9,983	$58,817	589.17%
Short-term borrowings	5,518	74	5,444	7,356.76%
Long-term debt	4,454	2,486	1,968	79.16%
Total Interest Expenses	$78,772	$12,543	$66,229	528.02%

Taxable-equivalent adjustment	253	155	98	63.23%

Tax Equivalent Net Interest Income	$135,560	$101,457	$34,103	33.61%
____________________________________

Average Balances and Yields
The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the twelve months ended December 31, 2023 and 2022.

	Twelve Months Ended December 31, 2023			Twelve Months Ended December 31, 2022
(Dollars in thousands)	Average Balance	Interest (1),(4)	Yield/ Rate	Average Balance	Interest (1),(4)	Yield/ Rate
Earning assets
Loans (2), (3)
Residential real estate	$1,076,713	$54,583	5.07%	$699,192	$31,401	4.49%
Commercial real estate	2,039,153	110,058	5.40	1,182,845	51,821	4.38
Commercial	184,214	13,607	7.39	194,785	7,829	4.02
Consumer	322,033	15,298	4.75	195,542	7,560	3.87
State and political	1,025	41	4.00	1,613	64	3.97
Credit Cards	3,147	315	10.01	—	—	—
Other	12,773	678	5.31	19,650	601	3.06
Total Loans	3,639,058	194,580	5.35	2,293,627	99,276	4.33

Investment securities:
Taxable	674,203	16,832	2.50	589,729	11,507	1.95
Tax-exempt	663	58	8.75	113	7	6.19
Federal funds sold	1,899	92	4.84	—	—	—
Interest-bearing deposits	41,032	2,770	6.75	337,203	3,210	0.95
Total earning assets	4,356,855	214,332	4.92	3,220,672	114,000	3.54
Cash and due from banks	43,555			18,158
Other assets	303,906			221,592
Allowance for credit losses	(40,777)			(15,441)
Total assets	$4,663,539			$3,444,981

Interest-bearing liabilities
Demand deposits	$883,976	$20,134	2.28%	$638,105	$3,869	0.61%
Money market and savings deposits	1,275,088	20,039	1.57	1,043,032	3,609	0.35
Brokered deposits	56,101	2,919	5.20	—	—	—
Certificates of deposit $100,000 or more	492,226	16,583	3.37	239,927	1,364	0.57
Other time deposits	278,144	9,125	3.28	204,536	1,141	0.56
Interest-bearing deposits	2,985,535	68,800	2.30	2,125,600	9,983	0.47
Securities sold under retail repurchase agreements and federal funds purchased	—	—	—	683	2	0.29
Advances from FHLB - short-term	111,392	5,518	4.95	1,863	72	3.86
Advances from FHLB - long-term	—	—	—	7,701	35	0.45
Subordinated debt and guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS")	57,708	4,454	7.72	42,917	2,451	5.71
Total interest-bearing liabilities	3,154,635	78,772	2.50	2,178,764	12,543	0.58
Noninterest-bearing deposits	1,043,479			888,509
Accrued expenses and other liabilities	23,635			21,858
Stockholders’ equity	441,790			355,850
Total liabilities and stockholders’ equity	$4,663,539			$3,444,981

Net interest income		$135,560			$101,457

	Twelve Months Ended December 31, 2023			Twelve Months Ended December 31, 2022
(Dollars in thousands)	Average Balance	Interest (1),(4)	Yield/ Rate	Average Balance	Interest (1),(4)	Yield/ Rate

Net interest spread			2.42%			2.96%
Net interest margin ("NIM")			3.11%			3.15%
Cost of Funds			1.88%			0.41%
Cost of Deposits			1.71%			0.33%
Cost of Debt			5.90%			4.82%
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $11.8 million and $1.5 million of accretion interest on loans for the twelve months ended December 31, 2023 and 2022, respectively.
(4) Interest expense on deposits and borrowing includes amortization of deposit premiums and amortization of borrowing fair value adjustment. There were $(1.8) million and $0.6 million of amortization of deposits premium, and $(0.6) million and $(0.2) million of amortization of borrowing fair value adjustment for the twelve months ended December 31, 2023 and 2022, respectively.

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

Twelve Months Ended December 31, 2023 Compared to the Twelve Months Ended December 31, 2022
	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Residential real estate	$19,141	$4,041	$23,182
Commercial real estate	46,241	11,996	58,237
Commercial	(781)	6,559	5,778
Consumer	6,008	1,730	7,738
State and political	(23)	—	(23)
Credit Cards	315	—	315
Other	(365)	442	77
Taxable investment securities	2,112	3,213	5,325
Tax-exempt investment securities	48	3	51
Fed funds sold	92	—	92
Interest-bearing deposits	(19,992)	19,552	(440)
Total interest income	$52,796	$47,536	$100,332

Interest-bearing liabilities:
Interest-bearing demand deposits	$5,606	$10,659	$16,265
Money market and savings deposits	3,643	12,787	16,430
Certificate of deposits	13,834	12,288	26,122
Securities sold under repurchase agreements and federal funds purchased	—	(2)	(2)
Advances from FHLB - Short-term	5,422	24	5,446
Advances from FHLB - Long-term	—	(35)	(35)
Subordinated debt and TRUPS	1,142	861	2,003
Total interest-bearing liabilities	$29,647	$36,582	$66,229
Net change in net interest income	$23,149	$10,954	$34,103
Net interest income for 2023 was $135.3 million an increase of $34.0 million, or 33.6%, when compared to 2022. The increase in net interest income was primarily due to an increase in total interest income of $100.2 million, or 88.0%, which includes an increase in interest and fees on loans of $95.2 million, or 96.1%. The increase in interest and fees on loans was primarily due to increases in the average balance of loans of $1.3 billion, or 58.7%, largely due to the merger and the increase in loan yields. Interest on investment securities increased $5.4 million, or 46.6%, primarily due to an increase in the average balance of $85.0 million, or 14.4%. Increases to interest income were partially offset by increased interest expense of $66.2 million, or 528.0%, primarily due to increases in the cost of funds and in the average balance of interest-bearing deposits of $859.9 million, or 40.5%, largely due to the merger.
The Company’s NIM decreased to 3.11% for 2023 from 3.15% for 2022. The decrease in the NIM was primarily due to an increase in the average balance and rates paid on interest-bearing liabilities of $975.9 million and 192 basis points, partially offset by an increase in the average balance and rates earned on total earning assets of $1.1 billion and 138 basis points. In the second half of 2023, the Company mitigated margin compression by selling the acquired AFS securities from the merger and used the proceeds to pay down more costly brokered deposits and FHLB borrowings. However,margin also compressed as the Bank’s mix of average time deposit balances increased from 21% in 2022 to 26% in 2023. For the comparable periods, the cost of funds increased 147 basis points to 1.88% for December 31, 2023 compared to 0.41% for December 31, 2022. Total net accretion income for 2023 was $9.4 million, compared to $1.9 million for 2022.
Noninterest Income
Total noninterest income for 2023 of $33.2 million increased $10.1 million or 43.6% from $23.1 million for 2022. The increase in noninterest income was primarily due to the bargain purchase gain of $8.8 million and an increase of $1.8 million in trust and investment fee income of which $1.1 million related to the transition of customers to a new broker of record for the Bank's wealth management division. Both the bargain purchase gain and the transition payment were the result of the merger. Additionally, interchange income increased $0.9 million due to a larger customer base and increased transaction activity. These increases to noninterest income were partially offset by a $2.2 million loss on sales of investment securities in the third quarter and a decrease of $0.8 million in title company revenue. Management sold virtually all of legacy CBTC’s AFS investment securities soon after the merger closed on July 1, 2023. The $2.2 million loss relates to the difference in the fair values of the securities at the acquisition date compared to actual sales proceeds received. Title company revenues decreased in 2023 as real estate settlement activity declined in 2023 due to the higher interest rate environment and historically low residential loans held for sale inventory.
Noninterest Expense
Total noninterest expense of $123.3 million for 2023 increased $43.0 million, or 53.5%, when compared to $80.3 million for 2022. Almost all noninterest expense line items increased as a result of the merger and the expanded operations of the newly combined Company. Merger-related expenses were $17.4 million for 2023, compared to $2.1 million for 2022. Excluding merger and acquisition costs and core deposit intangible amortization, of $23.5 million for 2023 and $4.1 million for 2022, noninterest expense for the comparable periods was $99.9 million and $76.2 million, respectively. Noninterest expense as a percentage of average assets increased to 2.6% for 2023 from 2.3% for 2022. Excluding merger and acquisition costs and core deposit amortization for the comparable periods, noninterest expense as a percentage of average assets decreased to 2.1% for 2023 compared to 2.2% for 2022. As the Company continues its merger integration, a key focus of management will be to further streamline processes, unlock operational efficiencies and reduce overall noninterest expense.
Income Taxes
The Company reported income tax expense of $3.0 million for 2023, and income tax expense of $11.0 million for 2022. The effective tax rate was 20.8% for 2023, and 26.0% for 2022. The primary drivers in the reduced effective tax rate for 2023 when compared to 2022, were due to the bargain purchase gain recorded in the third quarter and the reapportionment of assets and revenue for state income tax purposes, partially offset by nondeductible merger related costs, in connection with of the acquisition of TCFC. The estimated tax rate applied to net deferred tax assets of the Bank was 26.0% and for the Parent Company 21%. As of December 31, 2023 the Company recorded deferred tax assets relating to $31.1 million and $25.0 million of gross federal and state net operating loss carryovers. These net operating loss carryovers will offset future taxable income to the Company.

REVIEW OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $6.0 billion at December 31, 2023, an increase of $2.5 billion or 72.9%, when compared to $3.5 billion at December 31, 2022. The increase was primarily due to the merger, with significant increases in loans held for investment of $2.1 billion, or 81.6%, and cash and cash equivalents of $316.9 million, partially offset by an increase in the ACL of $40.7 million
The ratio of the ACL to total loans increased from 0.65% at December 31, 2022, to 1.24% at December 31, 2023. The increase was due to the adoption of CECL on January 1, 2023 and the merger. In July 2023, due to a lack of uniformity of historical data between the legacy banks in their respective models, management implemented a new post merger model methodology. The Bank's provision for credit losses for the twelve months ended December 31, 2023 was $31.0 million and was due primarily to $20.1 million related to the acquisition of TCFC legacy loans and $7.3 million due to the change in ACL methodology on CBTC legacy loans.
Cash and Cash Equivalents
Cash and cash equivalents totaled $372.4 million at December 31, 2023, compared to $55.5 million at December 31, 2022. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities
The investment portfolio includes debt and equity securities. Debt securities are classified as either available for sale (“AFS”) or held to maturity (“HTM”). AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as AOCI (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At December 31, 2023, 17.72% of the portfolio of debt securities was classified as AFS and 82.3% was classified as HTM, compared to 13.0% and 87.0% respectively, at December 31, 2022. See Note 3 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.
Investment securities, including restricted stock and equity securities, totaled $647.3 million at December 31, 2023, an $8.1 million, or 1.2%, decrease compared to $655.4 million at December 31, 2022. At December 31, 2023, AFS securities, carried at fair value, totaled $110.5 million compared to $83.6 million at December 31, 2022. At December 31, 2023, AFS securities consisted of 76.0% mortgage-backed, 18.5% U.S. Government agencies and 5.5% corporate bonds, compared to 76.0%, 21.8%, and 2.3%, respectively, at year-end 2022. At December 31, 2023, AFS securities net unrealized losses were all related to changes in interest rates and were $10.3 million, or less than 1% of total assets and 2.0% of stockholder’s equity before AOCI of $518.6 million.
At December 31, 2023, HTM securities, carried at amortized cost, totaled $513.2 million compared to $559.5 million at December 31, 2022. At December 31, 2023, HTM securities consisted of 69.7% mortgage-backed, 28.0% U.S. Government agencies, 2.0% other debt securities, and 0.3% states and political subdivisions, compared to 71.3%, 26.5%, 2.0%, and 0.3%, respectively, at year-end 2022.At December 31, 2023, HTM securities unrealized losses were all related to changes in interest rates, except for a general CECL reserve of $94,000, and were $55.4 million or less than 1% of total assets and 10.7% of stockholder’s equity before AOCI of $518.6 million
At December 31, 2023 and December 31, 2022, 97.1% and 97.8%, respectively, of the Bank’s carrying value of its investment portfolio consisted of securities issued or guaranteed by U.S. Government agencies or government-sponsored agencies.
The following tables set forth the weighted average yields by maturity category of the bond investment portfolio as of December 31, 2023.

	Under 1 Year		1 - 5 Years		5 - 10 Years		Over 10 Years		Total Investment Securities
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
December 31, 2023
Available for sale
U.S. Treasury and government agencies	$2,447	5.36%	$5,532	1.50%	$14,877	1.27%	$616	5.39%	$23,472	$20,475
Mortgage-backed securities	—	—%	10,959	2.39%	8,300	2.60%	72,021	3.12%	91,280	84,027
Other debt securities	—	—%	—	—%	6,080	5.85%	—	—%	6,080	6,019
Total	$2,447	5.36%	$16,491	2.09%	$29,257	2.60%	$72,637	3.14%	$120,832	$110,521

	Under 1 Year		1 - 5 Years		5 - 10 Years		Over 10 Years		Total Investment Securities
(Dollars in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
December 31, 2023
Held to Maturity
U.S. Treasury and government agencies	$7,000	3.50%	$110,163	2.44%	$15,418	1.48%	$10,861	3.02%	$143,442	$133,065
Mortgage-backed securities	—	—%	6,295	4.64%	27,620	3.73%	323,955	2.20%	357,870	314,006
Obligations of states and political subdivisions (1)	—	—%	310	4.52%	—	—%	1,160	4.53%	1,470	1,508
Other debt securities	—	—%	3,000	10.35%	7,500	4.63%	—	—%	10,500	9,251
Total	$7,000	3.50%	$119,768	2.76%	$50,538	3.18%	$335,976	2.24%	$513,282	$457,830
_____________________________________________
(1)Yields have been adjusted to reflect a tax equivalent basis using the statutory federal tax rate of 21%.
Loans Held for Sale
We originate residential mortgage loans for sale on the secondary market, which we have elected to carry at fair value. At December 31, 2023, the fair value of loans held for sale amounted to $8.8 million compared to $4.2 million at December 31, 2022.
When we sell mortgage loans we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser.
The Company was not required to repurchase any loans during 2023 or 2022.
Loans Held for Investment
The following table summarizes the Company’s loan portfolio at December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	%	December 31, 2022	%	$ Change	% Change
Construction	$299,000	6.40%	$246,319	9.60%	$52,681	21.40%
Residential real estate	1,490,438	32.10%	810,497	31.70%	679,941	83.90%
Commercial real estate	2,286,154	49.30%	1,065,409	41.70%	1,220,745	114.60%
Commercial	229,939	5.00%	147,856	5.80%	82,083	55.50%
Consumer	328,896	7.10%	286,026	11.20%	42,870	15.00%
Credit Cards	6,583	0.10%	—	—%	6,583	—%
Total loans	$4,641,010	100.00%	$2,556,107	100.00%	$2,084,903	81.60%
Allowance for credit losses on loans	(57,351)		(16,643)		(40,708)	244.60%
Total loans, net	$4,583,659		$2,539,464		$2,044,195	80.50%
Credit Cards
In relation to the merger with TCFC, the Bank added a consumer credit card portfolio noted in the table above. The Bank has prior experience with consumer credit card lending and continued to maintain the operations and adopted the internal controls of legacy CBTC to properly manage this activity during 2023.
CRE Loan Portfolio
Our loan portfolio has a CRE loan concentration, which is generally defined as a combination of certain construction and CRE loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the guidance for identifying instructions with a potential CRE concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied CRE loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied CRE loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios, and may be required to hold higher levels of capital. The Bank has a concentration in CRE loans, and experienced significant growth in its CRE portfolio with its acquisition of TCFC and its wholly-owned subsidiary CBTC. Non-owner occupied CRE as a percentage of the Bank’s Tier 1 Capital + ACL at December 31, 2023 and December 31, 2022 was $2.0 billion or 382.6% and $1.0 billion or 289.4%, respectively. Construction loans as a percentage of the Bank’s Tier 1 Capital + ACL at December 31, 2023 and December 31, 2022 was $299.0 million or 56.7% and $246.3 million or 69.9%, respectively.
The CRE portfolio has increased significantly in the past two years. Management has extensive experience in CRE lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its CRE portfolio. Monitoring practices are part of the Bank’s credit and risk departments annual test plans and are adjusted as needed on a quarterly basis if external or internal conditions merit changes. The Bank’s CRE monitoring plans include stress testing analysis to evaluate changes in collateral values and changes in cash flow debt service coverage ratios as a result of increasing interest rates or declines in customer net operating revenues. We may be required to maintain higher levels of capital as a result of our CRE concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

CRE Non Owner-Occupied Real Estate Loans

	December 31, 2023
Non-owner occupied real estate loans (dollars in thousands)	Amount	Average Loan Size	% of Non-Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan Type:
Retail	$469,226	$2,133	23.2%	10.1%
Office/Office Condo	404,227	1,497	20.0%	8.7%
Multi-Family (5+ Units)	262,475	2,169	13.0%	5.6%
Motel/Hotel	213,414	3,335	10.6%	4.6%
Other(1)	668,910	592	33.1%	14.4%
Total non-owner occupied CRE loans (2)	$2,018,252	$1,945	100.0%	43.4%
Total Portfolio loans, gross (3)	$4,649,792
(1) Other non owner-occupied CRE loans include industrial loans of $209.4 million, mini-storage loans of $74.0 million, restaurant loans of $48.9 million, and other loans of $336.6 million.
(2) The balances for our non-owner occupied commercial real estate portfolio as of December 31, 2023, as presented in this table, coincide with our internal evaluation of risk for the purpose of monitoring loan concentrations in accordance with internal and regulatory guidelines. Within the non-owner occupied balances presented in this table, the Company has included certain loans secured by multifamily residential properties and other investor owned 1-4 family residential properties that are reported in the residential real estate caption in other areas of this report. As such, the total balance of loans presented in this table when added to the balance of the table presented below detailing owner occupied commercial real estate may not reconcile to the commercial real estate caption included in other tables and footnotes.
(3) Includes Loans held for sale of $8.8 million.
CRE Owner-Occupied Real Estate Loans

	December 31, 2023
Owner-occupied CRE Loans (dollars in thousands)	Amount	Average Loan Size	% of Owner- Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan Type:
Office/Office Condo	$137,334	$505	18.0%	3.0%
Industrial Warehouse	106,216	610	13.9%	2.3%
Church	72,560	942	9.5%	1.6%
Marine/Boat Slip	66,112	2,449	8.7%	1.4%
Other(1)	381,575	784	50.0%	8.2%
Total owner-occupied CRE loans	$763,797	$1,058	100.0%	16.4%
Total Portfolio loans, gross (2)	$4,649,792
(1) Other owner-occupied CRE loan include restaurant loans of $59.7 million, retail loans of $56.5 million, fire/CMS building loans of $42.0 million and other loans of $223.4 million.
(2) Includes Loans held for sale of $8.8 million.
Office CRE Portfolio
The Bank’s office CRE portfolio, which included owner-occupied and non-owner occupied CRE loans, was $541.6 million or 10.6% of total loans of $4.6 billion at December 31, 2023. The Bank had only 24 office CRE loans totaling $189.8 million that were greater than $5.0 million at December 31, 2023. There were 507 loans in the office CRE portfolio with an average and median loan size of $1.0 million and $0.4 million at December 31, 2023. Loan to value estimates are less than 70% for $385.9 million or 74.0% of the office CRE portfolio and the average loan debt-service coverage ratio was 2.4x and average loan to value was 47.7% at December 31, 2023. Collateral values are based on the most recent appraisal, which varies from the initial loan boarding to interim credit reviews.
The office CRE portfolio is 74% geographically located in rural or suburban areas with limited exposure to metropolitan cities. This portfolio included $142.9 million or 26.4% with medical tenants and $75.2 million or 14.4% with government or government contractor tenants. Only 6% of the total value of the office CRE loans consists of buildings that are 5 stories or more. The maturity and repricing schedule in 2024 for the office CRE portfolio is $29.8 million and $5.8 million, respectively. Only $2.8 million of office CRE loans are special mention or substandard.
Maturity of Loan Portfolio
The following table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2023. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

(Dollars in thousands)	Maturing within one year	Maturing after one but within five years	Maturing after five but within fifteen years	Maturing after fifteen years	Total
Construction	$188,934	$70,495	$35,664	$3,907	$299,000
Residential real estate	44,337	263,398	187,161	995,542	1,490,438
Commercial real estate	104,494	571,996	805,362	804,302	2,286,154
Commercial	8,388	100,827	61,855	58,869	229,939
Consumer	1,311	68,479	118,440	140,666	328,896
Credit Cards	6,583	—	—	—	6,583
Totals	$354,047	$1,075,195	$1,208,482	$2,003,286	$4,641,010

Rate Terms:
Fixed-interest rate loans	$316,009	$969,513	$841,484	$471,631	$2,598,637
Adjustable-interest rate loans	38,038	105,682	366,997	1,531,656	2,042,373
Total	$354,047	$1,075,195	$1,208,481	$2,003,287	$4,641,010

Asset Quality
The following table summarizes asset quality information and ratios at December 31, 2023 and December 31, 2022.

(dollars in thousands)	December 31, 2023	December 31, 2022
ASSET QUALITY
Total portfolio loans	$4,641,010	$2,556,107
Classified assets	14,851	2,663
Allowance for credit losses on loans	(57,351)	(16,643)

Past due loans - 31 to 89 days	$10,853	$13,081
Past due loans >= 90 days	738	1,841
Total past due (delinquency) loans	$11,591	$14,922

Non-accrual loans	$12,784	$1,908
Accruing borrowers experiencing financial difficulty ("BEFD") modifications	153	4,405
Other real estate owned ("OREO")	179	197
Non-accrual loans, OREO and BEFD modifications	$13,116	$6,510

(dollars in thousands)	December 31, 2023	December 31, 2022
ASSET QUALITY RATIOS
Classified assets to total assets	0.25%	0.08%
Classified assets to risk-based capital	2.75%	0.73%
Allowance for credit losses on loans to total portfolio loans	1.24%	0.65%
Allowance for credit losses on loans to non-accrual loans	448.62%	872.27%
Past due loans - 31 to 89 days to total portfolio loans	0.23%	0.51%
Past due loans >=90 days and non-accrual to total loans	0.29%	0.15%
Total past due and non-accrual loans to total portfolio loans	0.53%	0.66%
Non-accrual loans to total portfolio loans	0.28%	0.07%
Non-accrual loans and BEFD modifications to total loans	0.28%	0.25%
Non-accrual loans and OREO to total assets	0.22%	0.06%
Non-accrual loans and OREO to total portfolio loans and OREO	0.28%	0.08%
Non-accrual loans, OREO and BEFD modifications to total assets	0.22%	0.19%
____________________________________
(1)Classified assets consist of substandard loans and OREO. Classified assets do not include special mention loans.
(2)On January 1, 2023, the Company adopted ASU 2022-02–Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the trouble debt restructuring recognition and measurement guidance. As such, loans designated as TDRs prior to January 1, 2023 and are currently performing are no longer reported as a BEFD loan beginning in the quarter ended March 31, 2023, while prior period amounts continue to be reported in accordance with previously applicable GAAP.
(3)BEFD modification loans include both non-accrual and accruing performing loans. All BEFD modification loans are included in the calculation of asset quality financial ratios. Non-accrual BEFD modification loans are included in the non-accrual balance and accruing BEFD modification loans are included in the accruing BEFD modification balance.

ACL and Provision for Credit Losses
The following is a breakdown of the Company’s general and specific allowances as a percentage of total portfolio loans at December 31, 2023 and December 31, 2022:
Breakdown of general and specific allowance as a percentage of total portfolio loans

	December 31, 2023	December 31, 2022
General allowance	$56,428	$16,516
Specific allowance	923	127
	$57,351	$16,643

General allowance	1.22%	0.65%
Specific allowance	0.02%	—%
Allowance to total gross loans	1.24%	0.65%

Total gross loans	$4,641,010	$2,556,107
On January 1, 2023, the Company adopted ASU 2016-13 and implemented CECL. The ACL is a valuation allowance that is deducted from loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries may not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
The Bank uses data to estimate expected credit losses under CECL, including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of the loans. Historical loss experience serves as the foundation for our estimated credit losses. Adjustments to our historical loss experience are made for differences in current loan portfolio segment credit risk characteristics such as the impact of changing unemployment rates, changes in U.S. Treasury yields, portfolio concentrations, the volume of classified loans, and other prevailing economic conditions and factors that may affect the borrower’s ability to repay, or reduce the estimated value of any underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
The Company adopted ASU 2016-13 using the modified retrospective method. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
Upon the adoption of ASC 326, the Company recorded a $10.8 million increase to the ACL. ACL balances increased to 1.24% of portfolio loans at December 31, 2023 compared to 0.65% at December 31, 2022. At December 31, 2023, the Company's ACL increased $40.7 million or 244.60% to $57.4 million from $16.6 million at December 31, 2022. The increase in the general allowance was primarily due to the merger with TCFC and the impact of the adoption of ASC 326.
The Company recorded a provision for credit losses on loans of $30.4 million for the year ended December 31, 2023 compared to $1.9 million for the year ended December 31, 2022. Net recoveries amounted to $774 thousand, or 0.03% of average loans for the year ended December 31, 2022 compared to net charge-offs of $2.0 million or 0.06% of average loans for the year ended December 31, 2023. Included in the net charge-offs for 2023 were $1.2 million in charge-offs related to the strategic sale of $10.7 million in loans that reduced classified assets and CRE concentrations.
Management believes that the ACL was adequate at December 31, 2023. The ACL as a percent of total loans may increase or decrease in future periods based on economic conditions. Management’s determination of the adequacy of the ACL is based on a periodic evaluation of the loan portfolio. For additional information regarding the ACL, refer to Notes 1 and 4 of the Consolidated Financial Statements and the Critical Accounting Policy section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table allocates the ACL by portfolio loan category at the dates indicated. The allocation of the ACL to each category is not necessarily indicative of future losses and does not restrict the use of the ACL to absorb losses in any category.

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Construction	$3,935	6.40%	$2,973	9.60%
Residential real estate	21,949	32.10%	2,622	31.70%
Commercial real estate	20,975	49.30%	4,899	41.70%
Commercial	2,671	5.00%	1,652	5.80%
Consumer	7,601	7.10%	4,497	11.20%
Credit Cards	220	0.10%	—	—%
Total allowance for credit losses	$57,351	100.00%	$16,643	100.00%
____________________________________
(1) Percent of loans in each category to total portfolio loans.

The following table indicates net charge-offs or recoveries by average portfolio loan category for the years ended as indicated:

	December 31, 2023			December 31, 2022
(dollars in thousands)	Net (Charge-offs) Recoveries	Average Balance (1)	%	Net (Charge-offs) Recoveries	Average Balance (1)	%
Construction	$15	$311,360	—%	$13	$243,045	0.01%
Residential real estate	(75)	1,151,181	0.01%	137	707,965	0.02%
Commercial real estate	(1,326)	1,713,825	0.08%	945	965,108	0.59%
Commercial	(232)	127,441	0.18%	(319)	159,288	0.16%
Consumer	(290)	322,904	0.09%	(2)	202,979	—%
Credit Cards	(111)	2,811	3.95%	—	—	—%
	(2,019)	3,629,522	0.06%	774	2,278,385	0.03%
Allowance for credit losses	—	(40,777)	—%	—	(15,441)	—%
Total net charge-off and average loans	$(2,019)	$3,588,745	0.06%	$774	$2,262,944	0.03%
____________________________________
(1) Excludes Loans Held for Sale

Off Balance Sheet Credit Exposure Reserve
The Company's reserve for off balance sheet credit exposures was $1.1 million at December 31, 2023 and increased compared to December 31, 2022 due to impact of the adoption of ASC 326, the merger, and growth in unfunded commitments for residential real estate loans. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.

Classified Assets and Special Mention Assets
Classified assets increased $12.2 million from $2.7 million at December 31, 2022 to $14.9 million at December 31, 2023. Management considers classified assets to be an important measure of asset quality. Increases in classified and special mention loan categories were due to loans related to our marine lending portfolio of $7.2 million and residential mortgages of $3.2 million all of which are diverse in origination date and not indicative of recurring trends. The Company’s risk rating process for classified loans is an important input into the Company’s allowance methodology. Risk ratings are an important input into the Company’s ACL qualitative framework. The following is a breakdown of the Company’s classified and special mention assets at December 31, 2023 and December 31, 2022, respectively:

(dollars in thousands)	December 31, 2023	December 31, 2022
Classified loans
Substandard	$14,672	$2,466
Doubtful	—	—
Loss	—	—
Total classified loans	14,672	2,466
Special mention loans	28,263	3,539
Total classified loans and special mention loans	$42,935	$6,005

Classified loans	$14,672	$2,466
Classified securities	—	—
OREO	179	197
Total classified assets	$14,851	$2,663

Total classified assets and special mention loans	$43,114	$6,202

Total classified assets as a percentage of total assets	0.25%	0.08%
Total classified assets as a percentage of risk based capital	2.75%	0.73%
Nonperforming Assets
At December 31, 2023, nonperforming assets were $13.7 million, an increase of $9.8 million, or 247.21%, when compared to December 31, 2022. The increase in nonperforming assets was primarily due to the increase in nonaccrual loans acquired in the merger, partially offset by a decrease in loans 90 days past due and still accruing. At December 31, 2023, the ratio of nonaccrual loans to total assets was 0.21%, an increase from 0.05% at December 31, 2022. The ratio of nonperforming assets to total assets at December 31, 2023 was 0.23% compared to 0.11% at December 31, 2022.
The Company continues to focus on the resolution of its nonperforming and problem loans. The efforts to accomplish this goal include frequently contacting borrowers until the delinquency is cured or until an acceptable payment plan has been agreed upon; obtaining updated appraisals; provisioning for credit losses; charging off loans; transferring loans to OREO; aggressively marketing OREO; and selling loans. The reduction of nonperforming and problem loans is and will continue to be a high priority for the Company.

The following table summarizes our nonperforming assets for the years ended December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Nonperforming assets
Nonaccrual loans	$12,784	$1,908
Total loans 90 days or more past due and still accruing	738	1,841
OREO	179	197
Total nonperforming assets	$13,701	$3,946

As a percent of total loans:
Nonaccrual loans	0.28%	0.07%

As a percent of total loans and OREO:
Nonperforming assets	0.30%	0.15%

As a percent of total assets:
Nonaccrual loans	0.21%	0.05%
Nonperforming assets	0.23%	0.11%
Deposits
The following is a breakdown of the Company’s deposit portfolio at December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Balance	%	Balance	%	$ Change	% Change
Noninterest-bearing demand	$1,258,037	23.36%	$862,015	28.64%	$396,022	45.9%
Interest-bearing:
Demand	1,165,546	21.64%	694,101	23.06%	471,445	67.9%
Money market deposits	1,430,603	26.56%	709,132	23.56%	721,471	101.7%
Savings	347,324	6.45%	320,188	10.64%	27,136	8.5%
Certificates of deposit	1,184,610	21.99%	424,348	14.10%	760,262	179.2%
Total interest-bearing	4,128,083	76.64%	2,147,769	71.36%	1,980,314	92.2%

Total Deposits	$5,386,120	100.0%	$3,009,784	100.0%	$2,376,336	79.0%
Total deposits increased $2.4 billion, or 79.0%, to $5.4 billion at December 31, 2023 when compared to December 31, 2022. The increase in total deposits was primarily due to the merger, which resulted in an increase in time deposits of $760.3 million, demand deposits of $471.4 million, money market and savings of $748.6 million, and noninterest-bearing deposits of $396.0 million.
Total estimated uninsured deposits were $1.05 billion, or 19.5% of total deposits, at December 31, 2023. At December 31, 2023, there were $156.1 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank’s uninsured deposits, excluding deposits secured by the market value of pledged collateral, at December 31, 2023 was $893.5 million, or 16.6% of total deposits.
For FDIC call reporting purposes, reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits increased $816.0 million to $1.3 billion at December 31, 2023 compared to $475.6 million at December 31, 2022. Reciprocal deposits as a percentage of the Bank’s liabilities at December 31, 2023 and December 31, 2022 were 24.0% and 15.8%, respectively. For call reporting purposes, $204.8 million of reciprocal deposits were considered brokered at December 31, 2023 compared to none at December 31, 2022.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At December 31, 2023, the Bank had four local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $598.5 million or 11.11% of total deposits of $5.4 billion. At December 31, 2022, there were two customer deposit relationships that exceeded 2% of total deposits, totaling $217.8 million or 7.24% of total deposits of $3.0 billion.
The Bank uses deposits primarily to fund loans and to purchase investment securities. Average total deposits increased from $3.0 billion at December 31, 2022 to $4.0 billion at December 31, 2023, an increase of $1.0 billion, or 33.67%.
The following table sets forth the average balances of deposits and percentage of each major category to total average deposits for the year ended December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Average Balance	%	Average Balance	%
Noninterest-bearing demand	$1,043,479	25.9%	$888,509	29.5%
Interest-bearing deposits
Demand	883,976	21.9%	638,105	21.2%
Money market and savings	1,275,088	31.6%	1,043,032	34.6%
Certificates of deposit of $100,000 or more	492,226	12.2%	239,927	8.0%
Other time deposits	334,245	8.3%	204,536	6.8%
Total interest-bearing	$2,985,535	74.1%	$2,125,600	70.5%

Total Deposits	$4,029,014	100.0%	$3,014,109	100.0%
Average interest-bearing deposits increased $859.9 million, or 40.5%, in 2023, compared to an increase of $684.5 million, or 47.5%, in 2022. Average noninterest-bearing deposits increased $155 million, or 17.44% in 2023, compared to an increase of $314.0 million, or 54.6%, in 2022. Deposits provided funding for approximately 92.5% and 93.6% of average earning assets for 2023 and 2022, respectively.
The following table sets forth the aggregate amount and maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2023, as well as the portion that is uninsured.

(Dollars in thousands)	Total	Uninsured
Three months or less	$90,670	$39,593
Over three through 6 months	122,077	51,078
Over 6 through 12 months	122,331	44,832
Over 12 months	19,500	7,249
Total	$354,578	$142,752
Note 8 to the Consolidated Financial Statements includes the scheduled contractual maturities of total certificates of deposits of $1.2 billion at December 31, 2023.
Securities Sold Under Retail Repurchase Agreements
Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. There were no securities sold under retail purchase agreements at the end of 2023 and 2022.
Wholesale Funding - Short-Term Borrowings and Brokered Deposits
The Company borrows from the FHLB on a short-term basis to meet short term liquidity needs. At December 31, 2023, there were no short-term borrowings outstanding, compared to short-term advances with the FHLB of $40.0 million at December 31, 2022.
The Company’s wholesale funding increased $4.5 million, which includes FHLB advances and brokered deposits, from $40.0 million in FHLB advances at December 31, 2022 to $44.5 million in brokered deposits at December 31, 2023. Brokered deposits for the Company’s measurement of wholesale funding exclude reciprocal deposit balances that exceeded 2% of total deposits. The Bank decreased wholesale funding by $380.0 million during the third quarter of 2023 and $62.0 million in the fourth quarter of 2023. Cash proceeds from the sale of TCFC’s AFS securities acquired in the merger and increases in on-balance sheet cash were utilized to curtail FHLB advances and brokered deposits.
Contractual Obligations

The Company has various contractual obligations that affect its cash flows and liquidity. Our operating leases are primarily related to branch premises and equipment. Purchase obligations arise from agreements to purchase goods and services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. For information regarding material contractual obligations please see Note 6 Leases in the Notes to the Consolidated Financial Statements and Note 23 Revenue Recognition.
Long-Term Debt
The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. There were no long-term borrowings from the FHLB outstanding at December 31, 2023 and December 31, 2022.
On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain accredited purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.
As a result of the acquisition of Severn Bancorp, Inc. (“Severn”), effective October 31, 2021, the Company acquired Junior Subordinated Debt Securities due in 2035 which had an outstanding principal balance of $20.6 million. The debt balance of $18.6 million at December 31, 2023 and $18.4 million at December 31, 2022 was presented net of fair value adjustments of $2.0 million and $2.2 million, respectively.
Additionally, as a result of the TCFC merger, the Company acquired Junior Subordinated Debt Securities which had an outstanding principal balance of $12.0 million. The debt balance of $10.6 million at December 31, 2023 was presented net of a fair value adjustment of $1.4 million. In addition, the Company acquired 4.75% fixed-to-floating rate subordinated notes with a principal balance of $19.5 million at December 31, 2023. The debt balance of $18.3 million at December 31, 2023 was presented net of fair value adjustment of $1.2 million.
For additional information regarding the long-term debt, refer to Note 9 to the Consolidated Financial Statements.
Stockholders’ Equity
Total stockholders’ equity was $511.1 million at December 31, 2023, compared to $364.3 million at December 31, 2022. The increase in stockholders’ equity in 2023 was primarily due to the $153.1 million increase in paid in capital due to the merger and net income of $11.2 million, partially offset by a $7.8 million CECL adjustment, net of tax in the first quarter of 2023 and dividends paid of $12.7 million. The ratio of period-end equity to total assets was 8.50% for 2023, as compared to 10.48% for 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Common Stock at par value of $0.01	$332	$199	$133	66.83%
Additional paid in capital	356,007	201,494	154,513	76.68%
Retained earnings	162,290	171,613	(9,323)	(5.43)%
Accumulated other comprehensive loss	(7,494)	(9,021)	1,527	(16.93)%
Total Stockholders' Equity	$511,135	$364,285	$146,850	40.31%
We record unrealized holding gains (losses), net of tax, on investment securities available for sale as AOCI (loss), a separate component of stockholders’ equity. At December 31, 2023, the portion of the investment portfolio designated as “available for sale” had a net unrealized holding loss, net of tax, of $7.5 million compared to a net unrealized holding loss, net of tax, of $9.1 million at December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is our ability to fund operations and meet present and future financial obligations through the sale or repayment of existing assets or by obtaining additional funding through liability management. Cash needs may come from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.
The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. Customer deposits are considered the primary source of funds supporting the Bank’s lending and investment activities. We believe our level of liquid assets is sufficient to meet current anticipated funding needs.
Liquidity is provided by access to funding sources, which include core deposits and brokered deposits. Other sources of funds include our ability to borrow, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB of Atlanta. The Bank uses wholesale funding (brokered deposits and other sources of funds) to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.
We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows in the Financial Statements, the net increase in cash and cash equivalents was $316.9 million for the year ended December 31, 2023 compared to a decrease of $528.1 million for the year ended December 31, 2022. The increase in cash and cash equivalents in 2023 was mainly due to proceeds from the sale of acquired investment securities of $434.2 million after the merger as well as increases in the Bank’s deposits subsequent to the merger.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funding markets. The Bank has arrangements with other correspondent banks whereby it has $45.0 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. At December 31, 2023, the Bank had approximately $1.3 billion of available liquidity including: $372.4 million in cash and cash equivalents, $344.8 million in unpledged securities, $659.0 million in secured borrowing capacity at the FHLB, and the other correspondent banks of $45.0 million. The Bank is a member of the FHLB, which provides another source of liquidity. The Bank has pledged, under a blanket lien, all qualifying residential and CRE loans under borrowing agreements with the FHLB.
Comparison of Cash Flows for the Years Ending December 31, 2023 and 2022
During the year ended December 31, 2023, all financing activities provided $121.9 million in cash compared to $0.8 million in cash provided for the same period in 2022. The Company was provided $121.1 million more cash from financing activities compared to the prior year, primarily due to increased deposits of $243.2 million from management’s efforts to expand deposit relationships. The Company used less cash in 2023 compared to 2022 for net long-term debt activity. Short-term borrowings activity used $144.9 million more cash in 2023 compared to 2022 as the Bank paid down wholesale funding. The Company used $3.2 million more in cash for stock related activities in 2023 compared to 2022. The increase was primarily due to a $3.2 million increase in common stock dividend payments.
The Bank’s principal use of cash has been in investing activities including its investments in loans, investment securities and other assets. In 2023, the level of net cash provided from investing activities increased $753.9 million to $172.3 million from net cash used of $581.6 million in 2022. The increase in cash provided was primarily the result of proceeds from sale of investment securities of $434.2 million acquired from the merger partially offset by cash used for loan activities. Cash used for loan activities decreased $109.7 million to $317.3 million, for the year ended December 31, 2023 from $427.0 million for the year ended December 31, 2022 as organic loan growth slowed in 2023 as management focused on merger integration as well as safe and sound moderate loan growth in the current economic environment.The use of funds to purchase investment securities decreased $148.1 million to $68.7 million for the year ended December 31, 2023 from $216.7 million for the year ended December 31, 2022. Cash provided increased $471.5 million as total proceeds from sales of acquired investment securities, redemption of restricted securities and principal payments of securities for year ended December 31, 2023 increased compared to the year ended December 31, 2022.
Operating activities provided less cash of $29.7 million as cash provided decreased $22.7 million for the year ended December 31, 2023 compared to $52.6 million of cash provided for the same period of 2022.
The Company has no business other than holding the stock of the Bank and does not currently have any material funding requirements, except for the payment of dividends on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.

Capital Requirements
The Company evaluates capital resources by the ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update its strategic plan that includes a three-year capital plan. In developing its plan, the Company considers the impact to capital of asset growth, loan concentrations, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of CET 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1250%. The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.
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
As of December 31, 2023, the Bank and Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. The following tables present the applicable capital ratios for the Company and the Bank as of December 31, 2023 and December 31, 2022.

December 31, 2023	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	7.74%	8.69%	9.31%	11.48%
The Bank	8.33%	10.02%	10.02%	11.27%

December 31, 2022	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	9.52%	11.62%	12.33%	13.91%
The Bank	9.92%	12.82%	12.82%	13.47%
See Note 16 to the Consolidated Financial Statements for further information about the regulatory capital positions of the Bank and Company.

USE OF NON-GAAP FINANCIAL MEASURES
Statements included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company’s management uses these non-GAAP financial measures and believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP. See Non-GAAP reconciliation schedules that immediately follow:
Reconciliation of Non-GAAP Measures
Reconciliation of U.S. GAAP total assets, common equity, common equity to assets and book value to Non-GAAP tangible assets, tangible common equity, tangible common equity to tangible assets and tangible book value.
This Annual Report on Form 10-K, including the accompanying financial statement tables, contains financial information determined by methods other than in accordance with GAAP. This financial information includes certain performance measures, which exclude intangible assets. These non-GAAP measures are included because the Company believes they may provide useful supplemental information for evaluating the underlying performance trends of the Company.

(dollars in thousands, except per share amounts)	December 31, 2023	December 31, 2022

Total assets	$6,010,918	$3,477,276
Less: intangible assets
Goodwill	63,266	63,266
Core deposit intangibles	48,090	5,547
Total intangible assets	111,356	68,813
Tangible assets	$5,899,562	$3,408,463

Total common equity	$511,135	$364,285
Less: intangible assets	111,356	68,813
Tangible common equity	$399,779	$295,472

Common shares outstanding at end of period	33,161,532	19,864,956

Common equity to assets	8.50%	10.48%
Tangible common equity to tangible assets	6.78%	8.67%

Common book value per share	$15.41	$18.34
Tangible common book value per share	$12.06	$14.87

Return on Average Common Equity
Return on average common equity is a financial ratio that measures the profitability of a company in relation to the average stockholders’ equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average shareholders' equity for a specific period of time.

	For the Year Ended
(dollars in thousands, except per share amounts)	December 31, 2023	December 31, 2022

Net income (as reported)	$11,228	$31,177

Return on Average Common Equity	2.54%	8.76%

Average stockholders’ equity	$441,790	$355,850
Return on Average Tangible Common Equity
Return on average tangible common equity is computed by dividing net earnings applicable to common shareholders by average tangible common stockholders’ equity. Management believes that return on average tangible common equity is meaningful because it measures the performance of a business consistently, whether acquired or internally developed. ROATCE is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

	For the Year Ended
(dollars in thousands, except per share amounts)	December 31, 2023	December 31, 2022

Net income (as reported)	$11,228	$31,177
Core deposit intangible amortization (net of tax)	4,254	1,471
Merger and acquisition costs (net of tax)	11,637	1,553
Net earnings applicable to common shareholders	$27,119	$34,201

Return of Average Tangible Common Equity	7.74%	11.96%

Average stockholders' equity	$441,790	$355,850
Average goodwill and core deposit intangible	(91,471)	(69,845)
Average tangible stockholders' common equity	$350,319	$286,005

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest rate risk is defined as the exposure to changes in net interest income and capital that arises from movements in interest rates. Depending on the composition of the balance sheet, increasing or decreasing interest rates can negatively affect the Company’s results of operations and financial condition.
The Company measures interest rate risk over the short and long term. The Company measures interest rate risk as the change in net interest income caused by a change in interest rates over twelve and twenty-four months. The Company’s net interest income simulations provide information about short-term interest rate risk exposure. The Company also measures interest rate risk by measuring changes in the values of assets and liabilities due to changes in interest rates. The economic value of equity is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities. Economic value of equity simulations reflect the interest rate sensitivity of assets and liabilities over a longer time period, considering the maturities, average life and duration of all balance sheet accounts.
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
The board of directors has approved the Company's interest rate risk policy and assigned oversight to the Board Risk Oversight Committee. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income and economic value of equity resulting from changes in interest rates. Both net interest income and economic value of equity simulations assist in identifying, measuring, monitoring and controlling interest rate risk and along with mitigating strategies are used by management to maintain interest rate risk exposure within Board policy guidelines.
The Company’s interest rate risk model uses assumptions which include factors such as call features, prepayment options and interest rate caps and floors included in investment and loan portfolio contracts. The interest rate risk model estimates the lives and interest rate sensitivity of the Company’s non-maturity deposits. These assumptions have a significant effect on model results. The assumptions are developed primarily based upon historical behavior of Bank customers. The Company also considers industry and regional data in developing interest rate risk model assumptions. There are inherent limitations in the Company’s interest rate risk model and underlying assumptions. When interest rates change, actual movements of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.
The Company prepares a current base case and several alternative simulations at least quarterly. Current interest rates are shocked by +/- 100, 200, 300, and 400 basis points. In addition, the Company simulates additional rate curve scenarios. The Company may elect not to use particular scenarios that it determines are impractical in a current rate environment.
The Company’s internal limits for parallel shock scenarios are as follows:

Shock in Basis Points	Net Interest Income	Economic Value of Equity
+ - 400	+/- 40%	+/- 25%
+ - 300	+/- 30%	+/- 20%
+ - 200	+/- 20%	+/- 15%
+ - 100	+/- 10%	+/- 10%

It is management’s goal to manage the Bank's portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of December 31, 2023, and 2022, the Company did not exceed any Board approved sensitivity limits for percentage change in net interest income. As of December 31, 2023, the Company exceeded Board approved limits for the percentage change in economic value of equity in the interest rate shocks of +400 and +300 due to extension rate risk on loans. As of December 31, 2022, the Company exceeded Board approved limits for the percentage change in economic value of equity in the interest rate shock scenario of +400.
Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 400, 300, 200, 100 and down 100, and 200 scenarios:

Estimated Changes in Net Interest Income

Change in Interest Rates:	+ 400 basis points	+ 300 basis points	+ 200 basis points	+ 100 basis points	- 100 basis points	- 200 basis points

Policy Limit	+/- 40%	+/- 30%	+/- 20%	+/- 10%	+/-10%	+/- 20%

December 31, 2023	(15.6)%	(11.6)%	(7.6)%	(3.6)%	2.1%	2.8%
December 31, 2022	(11.7)%	(8.6)%	(5.5)%	(2.6)%	(5.1)%	(11.5)%
Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities. The below schedule estimates the changes in the economic value of equity at parallel shocks for up 400, 300, 200, 100 and down 100 and 200 scenarios:

Estimated Changes in EVE

Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp

Policy Limit	+/- 25%	+/- 20%	+/- 15%	+/- 10%	+/-20%	+/- 35%

December 31, 2023	(27.7)%	(20.9)%	(13.8)%	(6.6)%	4.1%	5.8%
December 31, 2022	(25.3)%	(18.9)%	(12.4)%	(6.0)%	0.1%	(2.6)%
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

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Shore Bancshares, Inc. (the “Company”) is responsible for the preparation, integrity and fair presentation of the financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management's judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.
Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company's internal control over financial reporting includes those policies and procedures that pertain to the Company's ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company's internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time. The Audit Committee of the board of directors (the “Committee”), is comprised entirely of outside directors who are independent of management. The Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company's financial reports. The independent auditors and the internal auditors have full and unlimited access to the Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Committee.
As permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission, management excluded the operations of The Community Financial Corporation and its subsidiary (“TCFC”) from its assessment of internal control over financial reporting as of December 31, 2023. TCFC and its subsidiary were merged with and into the Company, however, their legacy operations utilized separate accounting systems from July 1, 2023 (the date of acquisition) until the systems were converted on September 11, 2023. TCFC’s total assets represented approximately 39.9% of the Company’s consolidated assets as of the date of acquisition.
Management assessed the Company's system of internal control over financial reporting as of December 31, 2023. This assessment was conducted based on the Committee of Sponsoring Organizations of the Treadway Commission "Internal Control - Integrated Framework (2013)." Based on this assessment, management identified material weaknesses related to the Company’s internal control over financial reporting, and, as such, concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2023. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness associated with ineffective input review controls relating to specific aspects of the Company’s allowance for credit loss (“ACL”) model and previously disclosed a material weakness in relation to deferred income taxes discussed in Part I, Item 4 of the Company’s Form 10-Q/A for the quarter ended September 30, 2023 (the “amended Form 10-Q”).

Concerning the identified material weakness with respect to the ACL, management has concluded that the issue resulted from an insufficient validation of key loan payment and projected historical loss variable inputs in the post-merger ACL model. The lack of sufficient data validation did not require a restatement of previously reported ACL balances.

Concerning the material weakness identified in the Company’s amended Form 10-Q, management has concluded that the issue resulted from not performing a key control that was previously only performed in the fourth quarter on annual basis, which was the Company’s annual year-end roll-forward reconciliation and review of book to tax basis differences in the Company’s deferred tax asset and liability categories. Management concluded that the Company should have performed this key control in the third quarter of 2023 when the merger was consummated.

Management, with the oversight of the Audit Committee, is actively engaged in remediating the material weaknesses in internal control over financial reporting that existed as of December 31, 2023. In response to the material weaknesses identified above, the Company is in the process of implementing changes to its internal control over financial reporting.

Specifically in relation to the allowance for credit losses, management is in the process of completing a detailed inventory covering select inputs to the allowance for credit losses calculation, a re-evaluation of SOX control design and operation, and determining the appropriate frequency and precision of controls to ensure all significant inputs to the allowance for credit losses calculation are addressed. In addition, management expects to conduct a detailed data audit to ensure the completeness and accuracy of select inputs to the allowance for credit losses calculation.

Specifically, in relation to the Company’s remediation plan for the error in deferred taxes, management has continued to follow the remediation plans outlined in the Company’s amended Form 10-Q. This plan includes a quarterly reconciliation of book to tax basis differences to ensure deferred tax basis items are properly recorded. Beginning in the fourth quarter of 2023, management revised the frequency of the roll-forward reconciliation and review control from an annual key control to a quarterly key control.

Management will consider the material weaknesses remediated once the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of the allowance for credit losses material weakness will be completed prior to the end of 2024. We expect that the remediation of the deferred tax material weakness will be completed with the filing of the Company’s 10-Q for quarter ended March 31, 2024.
Except as described above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
The 2023 financial statements have been audited by the independent registered public accounting firm of Yount, Hyde & Barbour, P.C. (“YHB”). Personnel from YHB were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to all the independent auditors were valid and appropriate. The resulting report from YHB accompanies the financial statements. YHB has also issued a report on the effectiveness of internal control over financial reporting. This report has also been made a part of this Annual Report.

/s/ James M. Burke	/s/ Todd L. Capitani
James M. Burke	Todd L. Capitani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
March 15, 2024	March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Shore Bancshares, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shore Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 15, 2024, expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Adoption of New Accounting Standard

As discussed in Notes 1 and 4 to the financial statements, the Company changed its method of accounting for credit losses in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Collectively Evaluated Loans

As further described in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for credit losses on January 1, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as amended. The allowance for credit losses on loans (ACL) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACL related to collectively evaluated loans represented $56.43 million of the total recorded ACL of $57.35 million as of December 31, 2023. The collectively evaluated ACL consists of quantitative and qualitative components.

The quantitative component consists of loss estimates derived from a cash flow model adjusted for estimated prepayments and forecasts of future conditions over a reasonable and supportable period. These estimates consider large amounts of data in tabulating significant inputs to the calculations, including default, loss given default, and prepayment speeds and require complex calculations as well as management judgment in the selection of appropriate inputs. In addition to the quantitative component, the collectively evaluated ACL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management exercised significant judgment when estimating the ACL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACL as a critical audit matter as auditing the collectively evaluated ACL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:
•Obtaining an understanding of the Company’s process for determining its ACL on collectively evaluated loans, including the underlying methodology and significant inputs to the calculation.
•Substantively testing management’s process for measuring the collectively evaluated ACL, including:
◦Evaluating the conceptual soundness of the methodology for determining the collectively evaluated ACL.
◦Testing significant inputs to the calculation, including probability of default, loss given default, and prepayment rates, and the data on which those inputs were based.
◦Evaluating management’s selection of forecasting inputs and testing the accuracy of management’s incorporation of its forecasts in the collectively evaluated ACL estimate.
◦Testing the completeness and accuracy of internal loan level data used in the calculation, as well as evaluating the pool of collectively evaluated loans for completeness.
◦Evaluating management’s determination of qualitative adjustments, including evaluating data on which the qualitative adjustments were based as well as the relative magnitude of the adjustments.
◦Testing the mathematical accuracy of the ACL for collectively evaluated loans, including the calculations underlying the quantitative component as well as application of qualitative factors to the collectively evaluated loan balances.

Fair Value of Acquired Loans

As described in Note 2 – “Business Combination”, the Company completed its acquisition of The Community Financial Corporation on July 1, 2023, for total consideration valued at approximately $153.6 million. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value on the acquisition date, including acquired loans with an aggregate fair value of $1.77 billion. As disclosed by management, determining the acquired fair values, particularly in relation to the loan portfolio, is inherently subjective and involves significant judgment regarding the methods and assumptions used to estimate fair value. In determining the fair value of acquired loans, management must determine whether or not acquired loans have evidence of more-than-insignificant credit deterioration at acquisition, the amount and timing of cash flows expected to be collected, and market discount rates, among other assumptions. Changes in these assumptions could have a significant impact on the fair value of the acquired loans.

We identified the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate required significant auditor judgment in evaluating management’s identification of loans with evidence of credit deterioration, the need for specialized skill in development and application of subjective assumptions in estimated cash flows, and the size of the acquired loan portfolio.

The primary audit procedures we performed to address this critical audit matter included:
•Assessing the effectiveness of the Company’s controls over the fair value measurement process, including management’s engagement and review of the work performed by its third-party valuation specialist, including the completeness and accuracy of the data utilized in forming the estimates, review of key assumptions and inputs in estimating fair value, as well as identification of loans with credit deterioration.
•Substantively testing management’s process, including:
◦Using our own valuation specialist to assess the Company’s methods and significant assumptions utilized in determining the fair value of the acquired loan portfolio and evaluating whether the assumptions used were reasonable with respect to market participant views and other factors.
◦Testing the completeness and accuracy of loans determined to have experienced more-than-insignificant credit deterioration since origination and evaluating the reasonableness of the criteria utilized by management in making the determination.
◦Testing the accuracy of the data utilized in the development of acquisition date fair values by confirming, on a sample basis, select data.
◦Confirming the mathematical accuracy of the underlying calculations of fair value.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2017.

Winchester, Virginia
March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Shore Bancshares, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Shore Bancshares, Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements of the Company, and our report dated March 15, 2024, expressed an unqualified opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:
•Ineffective review controls over inputs for specific aspects of the Company’s allowance for credit losses calculation for the loan portfolio.
•Ineffective review controls concerning the verification of income tax related balances.
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 15, 2024, on those financial statements.
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded The Community Financial Corporation, Inc. from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination in the third quarter of 2023. We have also excluded The Community Financial Corporation, Inc. from our audit of internal control over financial reporting. The Community Financial Corporation, Inc. and its subsidiary operated under separate accounting systems from July 1, 2023 (the date of acquisition) until the systems were converted on September 11, 2023. The Community Financial Corporation, Inc.’s total assets represented approximately 39.9% of the Company’s consolidated assets as of the date of acquisition.
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

/s/ Yount, Hyde & Barbour, P.C.
Winchester, Virginia
March 15, 2024

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$63,172	$37,661
Interest-bearing deposits with other banks	309,241	17,838
Cash and cash equivalents	372,413	55,499
Investment securities:
Available-for-sale, at fair value (amortized cost of $120,832 (2023) and $95,999 (2022))	110,521	83,587
Held to maturity, net of allowance for credit losses of $94 (2023) (fair value of $457,830 (2023) and $494,627 (2022))	513,188	559,455
Equity securities, at fair value	5,703	1,233
Restricted securities, at cost	17,900	11,169
Loans held for sale, at fair value	8,782	4,248

Loans held for investment ($9,944 (2023) and $8,437 (2022), at fair value)	4,641,010	2,556,107
Less: allowance for credit losses	(57,351)	(16,643)
Loans, net	4,583,659	2,539,464

Premises and equipment, net	82,386	51,488
Goodwill	63,266	63,266
Other intangible assets, net	48,090	5,547
OREO, net	179	197
Mortgage servicing rights, at fair value	5,926	5,275
Right-of-use assets	12,487	9,629
Cash surrender value on life insurance	101,704	59,218
Accrued interest receivable	19,217	9,384
Deferred income taxes	40,707	7,357
Other assets	24,790	11,260
TOTAL ASSETS	$6,010,918	$3,477,276

LIABILITIES
Deposits:
Noninterest-bearing	$1,258,037	$862,015
Interest-bearing	4,128,083	2,147,769
Total deposits	5,386,120	3,009,784

Advances from FHLB - short-term	—	40,000
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS")	29,158	18,398
Subordinated debt	43,139	24,674
Total borrowings	72,297	83,072

Lease liabilities	12,857	9,908
Other liabilities	28,509	10,227
TOTAL LIABILITIES	5,499,783	3,112,991

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 50,000,000; shares issued and outstanding - 33,161,532 (2023) and 19,864,956 (2022)	332	199
Additional paid in capital	356,007	201,494
Retained earnings	162,290	171,613
Accumulated other comprehensive loss	(7,494)	(9,021)
TOTAL STOCKHOLDERS' EQUITY	511,135	364,285
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,010,918	$3,477,276
The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,

(In thousands, except per share data)	2023	2022
INTEREST INCOME
Interest and fees on loans	$194,339	$99,122
Interest and dividends on taxable investment securities	16,832	11,507
Interest and dividends on tax-exempt investment securities	46	6
Interest on federal funds sold	92	—
Interest on deposits with other banks	2,770	3,210
Total interest income	214,079	113,845

INTEREST EXPENSE
Interest on deposits	68,800	9,983
Interest on short-term borrowings	5,518	74
Interest on long-term borrowings	4,454	2,486
Total interest expense	78,772	12,543

NET INTEREST INCOME	135,307	101,302
Provision for credit losses	30,953	1,925
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	104,354	99,377

NONINTEREST INCOME
Service charges on deposit accounts	5,501	5,652
Trust and investment fee income	3,608	1,784
Loss on sales and calls of investment securities	(2,166)	—
Interchange credits	5,714	4,812
Mortgage-banking revenue	4,513	5,210
Title Company revenue	551	1,340
Bargain purchase gain	8,816	—
Other noninterest income	6,622	4,288
Total noninterest income	33,159	23,086

NONINTEREST EXPENSE
Salaries and wages	44,645	35,931
Employee benefits	12,358	9,908
Occupancy expense	7,791	6,242
Furniture and equipment expense	2,551	2,018
Data processing	8,783	6,890
Directors' fees	1,156	839
Amortization of other intangible assets	6,105	1,988
FDIC insurance premium expense	3,479	1,426
Other real estate owned expenses, net	1	65
Legal and professional fees	4,337	2,840
Merger-related expenses	17,356	2,098
Other noninterest expenses	14,767	10,077
Total noninterest expense	123,329	80,322

Income before income taxes	14,184	42,141
Income tax expense	2,956	10,964
NET INCOME	$11,228	$31,177

Basic and diluted net income per common share	$0.42	$1.57
Dividends paid per common share	$0.48	$0.48
The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31,

(In thousands)	2023	2022
Net income	$11,228	$31,177

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on available-for-sale-securities	2,101	(12,488)
Tax effect	(574)	3,411
Total other comprehensive income (loss)	1,527	(9,077)
Comprehensive income	$12,755	$22,100
The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2023 and 2022

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

Balances, December 31, 2021	$198	$200,473	$149,966	$56	$350,693

Net Income	—	—	31,177	—	31,177
Other comprehensive (loss)	—	—	—	(9,077)	(9,077)
Common shares issued for employee stock purchase plan	1	385	—	—	386
Stock-based compensation	—	636	—	—	636
Cash dividends at $0.48 per common share	—	—	(9,530)	—	(9,530)
Balances, December 31, 2022	$199	$201,494	$171,613	$(9,021)	$364,285

Net Income	—	—	11,228	—	11,228
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(7,818)	—	(7,818)
Other comprehensive income	—	—	—	1,527	1,527
TCFC acquisition	132	152,955	—	—	153,087
Common shares issued for employee stock purchase plan	1	384	—	—	385
Stock-based compensation	—	1,174	—	—	1,174
Cash dividends at $0.48 per common share	—	—	(12,733)	—	(12,733)
Balances, December 31, 2023	$332	$356,007	$162,290	$(7,494)	$511,135
The notes to the consolidated financial statements are an integral part of these statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	For Year Ended December 31,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,228	$31,177
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(8,772)	(1,768)
Provision for credit losses	30,953	1,925
Depreciation and amortization	10,939	5,861
Net amortization of securities	838	1,414
Amortization of debt issuance costs	122	122
Bargain purchase gain	(8,816)	—
(Gain) on mortgage banking activities	(3,477)	(3,918)
Proceeds from sale of mortgage loans held for sale	121,734	131,286
Originations of loans held for sale	(123,376)	(102,144)
Stock-based compensation expense	1,174	636
Deferred income tax expense (benefit)	2,721	(1,182)
Losses on sales and calls of securities	2,166	—
Loss (Gain) on valuation adjustments on mortgage servicing rights	251	(372)
Loss on sale and valuation adjustments on premises transferred to held for sale	272	—
Losses on sales and disposals of premises and equipment	—	183
(Gain) loss on sales and valuation adjustments on other real estate owned	(3)	44
Fair value adjustments on loans held for investments, at fair value	(33)	—
Fair value adjustment on equity securities	(54)	157
Bank owned life insurance income	(1,997)	(1,118)
Net changes in:
Accrued interest receivable	(724)	(2,665)
Other assets	(10,875)	(1,450)
Accrued interest payable	2,095	297
Other liabilities	(3,653)	(5,838)
Net cash provided by operating activities	22,713	52,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	17,754	20,441
Proceeds from the sale of acquired AFS securities	434,215	—
Proceeds from maturities and principal payments of investment securities held to maturity	44,801	52,324
Proceeds from sale of loans held for investment	8,611	—
Purchase of securities available for sale	(33,226)	—
Purchases of securities held to maturity	—	(208,133)
Purchases of equity securities	(79)	(18)
Purchase of restricted securities	(35,350)	(8,560)
Net change in loans	(317,283)	(426,973)
Purchases of premises and equipment	(5,954)	(2,415)
Proceeds from sales of premises and equipment	—	17
Proceeds from sales of other real estate owned	21	394
Improvements to other real estate owned	—	(34)
Redemption of restricted securities	32,959	1,550
Purchases of bank owned life insurance	(249)	(10,165)
Proceeds from disposal of premises held for sale	721	—
Cash acquired in the acquisition of TCFC	25,372	—
Net cash provided by (used in) investing activities	172,313	(581,572)

	For Year Ended December 31,
(In thousands)	2023	2022

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Net change in deposits	$243,236	$(15,902)
Net (repayment) advances of short-term borrowings	(109,000)	35,857
Repayment of long-term borrowings	—	(10,000)
Common stock dividends paid	(12,733)	(9,530)
Issuance of common stock	385	386
Net cash provided by financing activities	121,888	811
Net increase (decrease) in cash and cash equivalents	316,914	(528,114)
Cash and cash equivalents at beginning of period	55,499	583,613
Cash and cash equivalents at end of period	$372,413	$55,499

Supplemental cash flows information:
Interest paid	$74,038	$12,621
Income taxes paid	$7,293	$11,851
Recognition (remeasurement of) lease liabilities arising from right-of-use assets	$179	$(456)
Transfer from loans held for sale to loans held for investments	$—	$7,791
Transfers from loans to other real estate owned	$—	$69
Unrealized gain (loss) on securities available for sale	$2,101	$(12,488)
Transfer of premises to held for sale (included in other assets)	$750	$—
The notes to consolidated financial statements are an integral part of these statements.

Notes to Consolidated Financial Statements
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries (collectively referred to in these Notes as the “Company”), with all significant intercompany transactions eliminated. The investments in subsidiaries are recorded on the Company’s books (holding company only) on the basis of its equity in the net assets of the subsidiaries. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.
Nature of Operations
The Company engages in the banking business through Shore United Bank, N.A., a Maryland commercial bank with trust powers. The Company’s primary source of revenue is derived from interest earned on commercial, residential mortgage and other loans, and fees charged in connection with lending and other banking services located in Maryland, Delaware and Virginia. The Company engages in the trust services business through the trust department at Shore United Bank, N.A. under the trade name Wye Trust and conducts secondary market lending activities through a division of the Bank. The Title Company engages in title work related to real estate transactions.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues earned and expenses incurred during the reporting period. Actual results could differ from those estimates. Estimates that could change significantly relate to the determination of the allowance for credit losses on loans, loans acquired in business combinations, valuation of deferred tax assets and the subsequent evaluation of goodwill for impairment.
Investments in Debt Securities
Investments in debt securities are classified as either held to maturity (“HTM”), available for sale (“AFS”), or trading, based on management’s intent. Currently, the Company has classified its debt securities within the AFS and HTM classifications. Debt securities purchased with the positive intent and ability to hold to maturity are classified as HTM and are recorded at amortized cost, net of any allowance for credit losses (“ACL”). Debt securities not classified as HTM are classified as AFS and are carried at estimated fair value with the corresponding unrealized gains and losses recognized in other comprehensive income (loss).
Gains or losses are recognized in net income on the trade date using the amortized cost of the specific security sold. Purchase premiums are recognized in interest income using the effective interest rate method over the period from purchase to maturity or, for callable securities, the earliest call date, and purchase discounts are recognized in the same manner from purchase to maturity.
The Company has elected to exclude accrued interest receivable from the amortized cost basis and fair value of its HTM and AFS debt securities and has included such accrued interest of $2.2 million at December 31, 2023 and at December 31, 2022 within the accrued interest receivable line item of the Consolidated Balance Sheets.
The Company estimates an ACL for held to maturity debt securities on a collective basis by major security type and standard credit rating. Certain securities in our HTM securities portfolio are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. With respect to these securities, we consider the risk of credit loss to be $94,000.
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
Loans Held for Investment
The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the ACL. The Company has elected to exclude accrued interest receivable from the amortized cost basis of its loans held for investment and has included such accrued interest of $16.8 million and $7.2 million at December 31, 2023 and December 31, 2022, respectively within the accrued interest receivable line item of the Consolidated Balance Sheets. Interest on loans is recorded to interest income based on the contractual rates and the amount of outstanding principal of the loans. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method.
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
Transfers of LHFS to Loans Held for Investment (“LHFI”)
The Company may, from time to time, transfer LHFS to LHFI. Transfers of LHFS to LHFI are accounted for in accordance with the underlying accounting applied to the loan prior to its transfer. For loans where the fair value option had been elected, the Company continues to account for the loan at fair value in the LHFI portfolio. Subsequent changes in the fair value of these loans are recorded in interest income. During the year ended December 31, 2023, the Company had no transfers from LHFS to LHFI. There were $7.8 million transfers between LHFS and LHFI during the year ended December 31, 2022.
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
The allowance represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. No ACL is recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The methodology for estimating the amount reported in the ACL is the sum of two main components, an allowance assessed on a collective basis for pools of loans that share similar risk characteristics and an allowance assessed on individual loans that do not share similar risk characteristics with other loans. Loans that share common risk characteristics are evaluated collectively using a cash flow approach. The cash flow approach used by the Company utilizes loan-level cash flow projections and pool-level assumptions. For loans that do not share risk characteristics with other loans, the ACL is measured based on the net realizable value, that is, the difference between the discounted value of the expected future cash flows and the amortized cost basis of the loan. When a loan is collateral-dependent and the repayment is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral.
Cash flow projections and estimated expected losses on loans which share common risk characteristics are based in part on forecasts economic independent variables, namely the national unemployment rate, 10 year Treasury rate and changes in GDP that are reasonable and supportable over a twenty four month period and incorporated into the estimate of expected credit losses using a statistical regression analysis. For periods beyond those for which reasonable and supportable forecasts are available, projections are based on a 12-month straight-line reversion of the corresponding economic independent variable from the last forecast to a historical average level.
Management’s estimate of the ACL on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management include changes in general market, concentrations, economic and business conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral; and other factors as deemed necessary and appropriate. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
Reserve for Unfunded Commitments
The Company records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancellable by the Company. The reserve for unfunded commitments is measured based on the principles utilized in estimating the ACL on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses. During the 2023, the Company recorded a $436 thousand provision for credit losses associated with its unfunded commitments.
Premises and Equipment
Land is carried at cost and premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to 10 years for furniture, fixtures and equipment; three to five years for computer hardware and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the term of the respective lease or useful life, whichever is shorter. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life of an asset are capitalized and depreciated over the estimated remaining life of the asset.
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
The most significant assessment of fair value in our accounting for business combinations relates to the valuation of an acquired loan portfolio. At acquisition, loans are classified as either (i) purchase credit-deteriorated (“PCD”) loans or (ii) non-PCD loans and are recorded at fair value on the date of acquisition. PCD loans are those for which there is more than insignificant evidence of credit deterioration since origination. Fair values are determined primarily through a discounted cash flow approach which considers the acquired loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, timing of principal and interest payments, current market rates, and remaining balances. Estimates of fair value also include estimates of default, loss severity, and estimated prepayments.

At acquisition, an allowance for PCD loans is determined based upon the Company’s methodology for estimating the ACL on loans. This allowance is credited to the ACL on loans with a corresponding adjustment to the amortized cost basis of the loan on the date of the acquisition. The difference between the new amortized cost basis and the unpaid principal balance is either a noncredit discount or premium that is amortized or accreted to interest income over the remaining life of the loan. Disposals of PCD loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the loan portfolio at its carrying amount. For non-PCD loans, an ACL is established in a manner that is consistent with the Company’s originated loans. The ACL is determined using the Company’s methodology and the related ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans are purchased or acquired. The entirety of any purchase discount or premium on non-PCD loans is amortized or accreted to interest income over the remaining life of the loan.
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
If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of December 31, 2023, the Company had one operating segment the Community Banking segment.
Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions and are amortized using an accelerated method over their estimated useful lives, which range from 7 to 10 years.
During 2023 and 2022, goodwill and other intangible assets were subjected to assessments for impairment. No impairment charges were recognized in either year. Our assessment of goodwill concluded it was not more likely than not that the fair value of the Company's reporting unit was less than their carrying amount.

Other Real Estate Owned (“OREO”)
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
Borrowings
Short-term and long-term borrowings are comprised primarily of FHLB borrowings. The Company’s short-term borrowings may also include advances on other lines of credit with correspondent banks or repurchase agreements with customers. The repurchase agreements are securities sold to the Company’s customers, at the customers’ request, under a continuing “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agency securities, which are segregated from the Company’s other investment securities by its safekeeping agents.
Subordinated Debt
Subordinated debt is carried at its outstanding principal balance, net of any unamortized issuance costs and acquisition related fair value adjustments. For additional information on the Company’s subordinated debt, refer to Note 9 of the Consolidated Financial Statements.
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
Derivative Financial Instruments and Hedging
We account for derivatives in accordance with FASB literature on accounting for derivative instruments and hedging activities. When we enter into a derivative contract, we designate the derivative as held for trading, an economic hedge, or a qualifying hedge as detailed in the literature. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company include interest rate lock commitments (“IRLC” or “IRLCs”) and forward settlement contracts. IRLCs occur when we originate mortgage loans with interest rates determined prior to funding. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency, or commodity at a predetermined future date, rate, or price.
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
At December 31, 2023 and 2022 we did not have any designated hedges.
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
Cash and Cash Equivalents
Cash and due from banks, interest-bearing deposits with other banks and federal funds sold are considered “cash and cash equivalents” for financial reporting purposes. Certain interest-bearing deposits with banks may exceed balances that are recoverable under Federal Deposit Insurance Corporation (“FDIC”) insurance. Balances in excess of FDIC insurance at December 31, 2023 were approximately $8.7 million and approximately $1.8 million at December 31, 2022.
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

Fair Value
The Company measures certain financial assets and liabilities at fair value and also makes disclosures about certain financial instruments that are not measured at fair value in the Consolidated Balance Sheets. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, and other factors, particularly in the absence of broad markets for specific terms. Changes in assumptions or in market conditions could significantly affect these estimates. See Note 18 for a further discussion of fair value.
Advertising Costs
Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $1.1 million for the year ended December 31, 2023 and $0.9 million for the year ended December 31, 2022.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities net of any gains recognized from the sale of available-for-sale securities. There were no reclassifications from accumulated other comprehensive income in 2023 and 2022.
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
As discussed in Note 2, the Company completed the merger with The Community Financial Corporation (“TCFC”) on July 1, 2023. Due to inconsistencies with historical loan loss data between the Bank and TCFC, management updated the methodology used to estimate the probability of default and the independent economic variables used to forecast default rates. Due to the lack of uniformity of historical data used for probability default data between the legacy banks, management concluded that the exclusive use of either legacy model was inappropriate in a post-merger environment. As a result, management engaged the model vendor to perform a Loss Driver Analysis ("LDA"), which utilized the legacy Shore United and legacy CBTC’s Call Report data to derive gross loan balances and charge-off data on a quarterly basis dating back to 2004. Using this data, the vendor performed regression analyses of a number of independent economic variables to determine the "best fit" of the economic variable to be used as a predictor of expected losses or the periodic default rate ("PDR"). Loss Given Default (“LGD”) values were calculated utilizing Frye-Jacobs model using the same historical gross-charge-off data derived from the Call Reports. In conjunction with our change in methodology used to derive the PDR/LGD, management also reassessed our qualitative factor overlay design.
The following table shows the impact of change in methodology.

(Dollars in thousands)	Balance as of June 30, 2023	Impact of methodology change	Balance as of adoption of methodology change
Construction	$2,386	$33	$2,419
Residential real estate	9,151	4,016	13,167
Commercial real estate	10,267	1,065	11,332
Commercial	1,956	442	2,398
Consumer	5,254	1,791	7,045
Total allowance	$29,014	$7,347	$36,361
Accounting policies applied to prior periods are described in the 2022 Annual Report.
Recent Accounting Standards and Other Authoritative Guidance
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

NOTE 2. BUSINESS COMBINATION
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
The acquisition of TCFC was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The provisional amount of bargain purchase gain as of the Acquisition Date was approximately $8.8 million. The exchange ratio was determined at the time of announcement of the merger between the Company and TCFC in December of 2022 when the stock price of the Company was much higher than at the legal merger date. The decline in the Company’s stock price was the primary driver in recording a bargain purchase gain on this transaction. The decline in stock price for the Company was comparable to other financial institutions similar to the Company leading up to the merger due to bank failures in the first quarter of 2023 and increases to overnight borrowing rates by the Fed which resulted in continued pressure on net interest margins. The Company will continue to keep the measurement of bargain purchase gain open for any additional adjustments to the fair value of certain accounts, for example loans, that may arise during the Company’s final review procedures of any updated information. If considered necessary, any subsequent adjustments to the fair value of assets acquired and liabilities assumed, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to bargain purchase gain within the first 12 months following the Acquisition Date. The bargain purchase gain is not included as taxable income for tax purposes.
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

(In thousands, except per share data)
Purchase Price Consideration:
Fair value of common shares issued (13,201,693 shares) based on Shore Bancshares, Inc. share price of $11.56		$152,612
Effective settlement of pre-existing debt (1)		500
Cash consideration (cash in lieu for fractional shares)		5
Fair value of converted restricted stock units (2)		475
Total purchase price		$153,592

Identifiable assets:
Cash and cash equivalents	$25,377
Total securities	454,468
Loans, net	1,765,255
Premises and equipment, net	29,277
Core deposit intangible asset	48,648
Other assets	89,808
Total identifiable assets	$2,412,833

Identifiable liabilities:
Deposits	$2,131,141
Total debt	97,545
Other liabilities	21,739
Total identifiable liabilities	$2,250,425

Provisional fair value of net assets acquired		$162,408

Provisional bargain purchase gain		$(8,816)
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

The acquired assets and assumed liabilities of TCFC were measured at fair value as of the Acquisition Date. Management made significant estimates and exercised significant judgement in accounting for the acquisition of TCFC. The following is a brief description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. The Company utilized a valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities
The Company recorded all loans acquired at the estimated fair value on the Acquisition Date with no carryover of the related allowance for loan losses. The Company determined the net discounted value of cash flows on gross loans totaling $1.9 billion, including 3,858 of Non-PCD loans and 323 PCD loans. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates and remaining balances. Valuations also considered default rates, loss severity estimates, and estimates related to expected prepayments over the contractual lives of the loans. The effect of the valuation process was a total net discount $120.9 million at the Acquisition Date.
The core deposit intangible was valued using an income approach focused on cost savings, which recognizes the cost savings represented by the expense of maintaining the core deposit base versus the cost of an alternative funding source. The valuation incorporates assumptions related to account retention, discount rates, deposit interest rates, deposit maintenance costs and alternative funding rates.

The fair value of premises acquired was based on recent third-party appraised values of the properties, with fair value adjustments made to both the buildings and any associated parcels of land. Acquired equipment was based on the remaining net book value of TCFC, which approximated fair value.

The fair value of noninterest bearing demand deposits, interest checking, money market and savings deposit accounts from TCFC were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued at the present value of the certificates’ expected contractual payments discounted at market rates for certificates with similar terms.

The estimated fair value of the acquired portfolio of debt securities was based on quoted market prices and dealer quotes. Substantially all the acquired portfolio was sold following the acquisition.

The estimated fair value of short-term borrowings was determined to approximate their stated value. Subordinated debt and trust preferred debt were valued using a discounted cash flow approach incorporating a discount rate that considered market terms, maturities, and credit ratings.

NOTE 3. INVESTMENT SECURITIES
On January 1, 2023, the Company adopted ASC 326, which made changes to accounting for AFS debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires an ACL to be recorded on HTM debt securities measured at amortized cost. All securities information presented as of December 31, 2023 is in accordance with ASC 326. All securities information presented as of December 31, 2022 or a prior date is presented in accordance with previously applicable GAAP. For further discussion on the Company’s accounting policies and policy elections related to the accounting standard update refer to Note 1.
The following table summarizes the activity in the ACL on HTM securities.

(Dollars in thousands)	Three Months Ended December 31, 2023	Twelve Months Ended December 31, 2023
Balance, beginning of period	$126	$—
Other debt securities, provision for credit losses	(32)	94
Balance, end of period	$94	$94
The ACL for HTM securities was initially determined to be immaterial as of the date of adoption of ASC 326. Upon re-estimation in the fourth quarter of 2023, a provision of $(32) thousand was recorded based on the results of our evaluation at December 31, 2023. A provision for credit losses of $94 thousand was recorded for the twelve months ended December 31, 2023.
The following table provides information on the amortized cost and estimated fair values of investment securities at December 31, 2023 and December 31, 2022.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
December 31, 2023
U.S. Treasury and government agencies	$23,472	$5	$3,002	$20,475
Mortgage-backed securities	91,280	5	7,258	84,027
Other debt securities	6,080	59	120	6,019
Total	$120,832	$69	$10,380	$110,521

December 31, 2022
U.S. Treasury and government agencies	$21,798	$5	$3,625	$18,178
Mortgage-backed securities	72,183	2	8,666	63,519
Other debt securities	2,018	—	128	1,890
Total	$95,999	$7	$12,419	$83,587
No AFS securities were sold from the Company’s legacy securities’ portfolios during 2023 and 2022. The Company sold virtually all of the AFS securities portfolio acquired from TCFC immediately after the legal merger with the proceeds of $434.2 million, and recognized gross losses of $2.2 million from the sale of securities.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held-to-maturity securities:
December 31, 2023
U.S. Treasury and government agencies	$143,442	$—	$10,377	$133,065
Mortgage-backed securities	357,870	—	43,864	314,006
Obligations of states and political subdivisions	1,470	57	19	1,508
Other debt securities	10,500	—	1,249	9,251
Total	$513,282	$57	$55,509	$457,830

December 31, 2022
U.S. Treasury and government agencies	$148,097	$—	$13,601	$134,496
Mortgage-backed securities	398,884	—	50,464	348,420
Obligations of states and political subdivisions	1,474	35	28	1,481
Other debt securities	11,000	—	770	10,230
Total	$559,455	$35	$64,863	$494,627
Equity securities with an aggregate fair value of $5.7 million at December 31, 2023 and $1.2 million at December 31, 2022 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled $54 thousand for 2023 and $(0.2) million for 2022, respectively.
Credit Quality Information
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at December 31, 2023 or December 31, 2022. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being sub-debt of other banks.
The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of December 31, 2023.

	December 31, 2023
	Investment Grade
(Dollars in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agencies	$140,761	$—	$—	$—	$—	$2,681	$143,442
Mortgage-backed securities	357,870	—	—	—	—	—	357,870
Obligations of states and political subdivisions	—	1,470	—	—	—	—	1,470
Other debt securities	—	—	4,000	4,000	500	2,000	10,500
Total held-to-maturity securities	$498,631	$1,470	$4,000	$4,000	$500	$4,681	$513,282

The following table provides information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2023 and December 31, 2022.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available-for-sale securities:
U.S. Treasury and government agencies	$74	$—	$17,750	$3,002	$17,824	$3,002
Mortgage-backed securities	24,405	150	52,864	7,108	77,269	7,258
Other debt securities	—	—	1,890	120	1,890	120
Total	$24,479	$150	$72,504	$10,230	$96,983	$10,380

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022
Available-for-sale securities:
U.S. Treasury and government agencies	$1,165	$4	$16,585	$3,588	$17,750	$3,592
Mortgage-backed securities	29,125	2,409	34,167	6,290	63,292	8,699
Other debt securities	$1,890	$128	$—	$—	$1,890	$128
Total	$32,180	$2,541	$50,752	$9,878	$82,932	$12,419

Held-to-maturity securities:
U.S. Treasury and government agencies	$67,332	$2,786	$67,163	$10,815	$134,495	$13,601
Mortgage-backed securities	148,771	9,402	199,649	41,062	348,420	50,464
Obligations of states and political subdivisions	780	28	—	—	780	28
Other debt securities	8,091	409	2,139	361	10,230	770
Total	$224,974	$12,625	$268,951	$52,238	$493,925	$64,863
There were 115 AFS debt securities with a fair value below the amortized cost basis, with unrealized losses totaling $10.4 million as of December 31, 2023. The Company concluded that a credit loss does not exist in its AFS securities portfolio as of December 31, 2023, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-back securities are issued by either U.S. government agencies or U.S. government sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All HTM and AFS securities were current with no securities past due or on nonaccrual as of December 31, 2023.
All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk, and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were a 115 available-for-sale securities and a 185 held to maturity securities in an unrealized loss position at December 31, 2023. There were 192 available-for-sale securities and a 116 held to maturity securities in an unrealized loss position at December 31, 2022.
The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at December 31, 2023.

	Available for sale		Held to maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,447	$2,449	$7,000	$6,927
Due after one year through five years	16,491	15,439	119,768	113,227
Due after five years through ten years	29,257	26,436	50,538	45,833
Due after ten years	72,637	66,197	335,976	291,843
Total	$120,832	$110,521	$513,282	$457,830
The maturity dates for debt securities are determined using contractual maturity dates.
The Company has securities which have been pledged as collateral for obligations to federal, state, and local government agencies, and other purpose as required or permitted by law, or sold under agreements to repurchase. At December 31, 2023, the aggregate carrying value of pledged AFS and HTM pledged securities was $54.5 million and $185.9 million, respectively. The comparable amounts for December 31, 2022 were $72.1 million and $19.2 million, respectively.
The following table sets forth the amortized cost and estimated fair values of securities which have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase at December 31, 2023 and 2022.

	2023		2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged available-for-sale securities	$62,290	$54,489	$83,288	$72,108
Pledged held-to-maturity securities	185,876	167,649	19,158	16,305
There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at December 31, 2023 or 2022.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES
On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the most significant accounting policies that the Company follows see Note 1 – Summary of Significant Accounting Policies. All loan information presented as of December 31, 2023 is in accordance with ASC 326. All loan information presented as of December 31, 2022, or a prior date is presented in accordance with previously applicable GAAP.
The Company makes residential mortgage, commercial, and consumer loans to customers primarily in Anne Arundel County, Baltimore County, Charles County, Calvert County, St Mary’s County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent and Sussex County, Delaware and in Accomack County, Stafford County, Spotsylvania County, and Fredericksburg city in Virginia. The following table provides information about the principal classes of the loan portfolio at December 31, 2023 and December 31, 2022

(Dollars in thousands)	December 31, 2023	% of Total Loans	December 31, 2022	% of Total Loans
Construction	$299,000	6.40%	$246,319	9.60%
Residential real estate	1,490,438	32.10%	810,497	31.70%
Commercial real estate	2,286,154	49.30%	1,065,409	41.70%
Commercial	229,939	5.00%	147,856	5.80%
Consumer	328,896	7.10%	286,026	11.20%
Credit Cards	6,583	0.10%	—	—%
Total loans	$4,641,010	100.00%	$2,556,107	100.00%
Allowance for credit losses	(57,351)		(16,643)
Total loans, net	$4,583,659		$2,539,464
In the normal course of banking business, loans are made to officers and directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectability. As of December 31, 2023 and 2022, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $53.1 million and $24.1 million, respectively. During 2023 and 2022, loan additions were approximately $35.9 million and $7.7 million of which $27.4 million were due to the 2023 acquisition of TCFC and loan repayments and no longer reportable loans were approximately $1.3 million and $2.2 million, respectively.
Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Included in loans were deferred costs, net of fees, of $2.2 million and $1.4 million at December 31, 2023 and December 31, 2022. At December 31, 2023 and December 31, 2022, included in total loans were $297.9 million and $372.2 million in loans, acquired as part of the acquisition of Severn Bancorp, Inc. (“Severn”), effective October 31, 2021. These balances were presented net of the related discount which totaled $4.7 million and $6.7 million at December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 included in total loans were $1.6 billion acquired as part of the acquisition of TCFC, effective July 1, 2023. This balance was presented net of the related discount which totaled $108.4 million at December 31, 2023.
The following purchased credit deteriorated loans were acquired in connection with the TCFC merger on July 1, 2023.

(Dollars in thousands)	Par Value	Purchase Discount	Allowance	Purchase Price
Construction	$177	$(11)	$(3)	$163
Residential real estate	8,379	(1,307)	(215)	6,857
Commercial real estate	55,779	(6,950)	(985)	47,844
Commercial	2,317	(243)	(278)	1,796
Consumer	519	(38)	(14)	467
Credit Card	999	(222)	(18)	759
Total	$68,170	$(8,771)	$(1,513)	$57,886
At December 31, 2023, the Bank was servicing $371.5 million in loans for the Federal National Mortgage Association and $113.2 million in loans for Freddie Mac.

The following tables provides information on nonaccrual loans by loan class as of December 31, 2023.

(Dollars in thousands)	Non-accrual with no allowance for credit loss	Non-accrual with an allowance for credit loss	Total Non-accruals
December 31, 2023
Nonaccrual loans:
Construction	$626	$—	$626
Residential real estate	5,865	480	6,345
Commercial real estate	4,364	—	4,364
Commercial	176	368	544
Consumer	216	689	905
Total	$11,247	$1,537	$12,784

Interest income	$399	$53	$452

(Dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accruals
December 31, 2023
Nonaccrual loans:
Construction	$221	$405	$626
Residential real estate	4,137	2,208	6,345
Commercial real estate	1,215	3,149	4,364
Commercial	28	516	544
Consumer	903	2	905
Total	$6,504	$6,280	$12,784
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

The following table provides information on loan risk ratings as of December 31, 2023 and gross write-offs during the twelve months ended December 31, 2023.

	Term Loans by Origination Year						Revolving loans	Revolving converted to term loans	Total
(Dollars in thousands)	Prior	2019	2020	2021	2022	2023
December 31, 2023
Construction
Pass	$23,450	$15,721	$14,773	$34,325	$101,426	$100,620	$8,056	$—	$298,371
Substandard	199	—	—	12	418	—	—	—	629
Total	$23,649	$15,721	$14,773	$34,337	$101,844	$100,620	$8,056	$—	$299,000
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$317,528	$54,387	$105,269	$251,269	$392,378	$239,914	$119,777	$874	$1,481,396
Special Mention	154	256	564	503	—	—	192	—	1,669
Substandard	6,000	—	—	—	—	—	1,373	—	7,373
Total	$323,682	$54,643	$105,833	$251,772	$392,378	$239,914	$121,342	$874	$1,490,438
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$(119)	$—	$(119)

Commercial real estate
Pass	$670,042	$190,753	$311,980	$426,750	$428,240	$210,915	$14,873	$2,138	$2,255,691
Special Mention	14,986	331	—	5,501	4,446	—	100	409	25,773
Substandard	2,119	2,029	—	542	—	—	—	—	4,690
Total	$687,147	$193,113	$311,980	$432,793	$432,686	$210,915	$14,973	$2,547	$2,286,154
Gross Charge-offs	$(512)	$—	$(814)	$—	$—	$—	$—	$—	$(1,326)

Commercial
Pass	$23,771	$12,946	$14,464	$41,621	$35,897	$27,901	$49,160	$22,284	$228,044
Special Mention	143	—	—	425	—	—	251	—	819
Substandard	160	69	—	—	487	—	314	46	1,076
Total	$24,074	$13,015	$14,464	$42,046	$36,384	$27,901	$49,725	$22,330	$229,939
Gross Charge-offs	$(1)	$—		$—	$—	$—	$—	$(242)	$(243)

Consumer
Pass	$621	$961	$14,158	$76,629	$143,507	$91,415	$699	$—	$327,990
Special Mention	—	—	—	—	—	—	2	—	2
Substandard	—	38	5	80	780	—	1	—	904
Total	$621	$999	$14,163	$76,709	$144,287	$91,415	$702	$—	$328,896
Gross Charge-offs	$(522)	$—	$(16)	$(17)	$(8)	$(4)	$(7)	$—	$(574)

Total
Pass	$1,035,412	$274,768	$460,644	$830,594	$1,101,448	$670,765	$192,565	$25,296	$4,591,492
Special Mention	15,283	587	564	6,429	4,446	—	545	409	28,263
Substandard	8,478	2,136	5	634	1,685	—	1,688	46	14,672
Total loans by risk category	$1,059,173	$277,491	$461,213	$837,657	$1,107,579	$670,765	$194,798	$25,751	$4,634,427

Total gross charge-offs	$(1,035)	$—	$(830)	$(17)	$(8)	$(4)	$(126)	$(242)	$(2,262)

	Term Loans by Origination Year						Revolving loans	Revolving converted to term loans	Total
(Dollars in thousands)	Prior	2019	2020	2021	2022	2023
Credit Cards
Performing	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583
Non-Performing	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$(111)	$—	$(111)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583
Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(111)	$—	$(111)

Total Recorded Investment	$1,059,173	$277,491	$461,213	$837,657	$1,107,579	$670,765	$201,381	$25,751	$4,641,010
The following tables provide information on the aging of loan portfolio as of December 31, 2023 and December 31, 2022.

						Current Accrual Loans (1)	Current Non-accrual Loans	Total
(Dollars in thousands)	30‑59 days past due	60‑89 days past due	90 days past due and still accruing	90 days past due and not accruing	Total past due
December 31, 2023
Construction	$1,919	$—	$—	$220	$2,139	$296,456	$405	$299,000
Residential real estate	2,962	1,198	108	2,668	6,936	1,481,294	2,208	1,490,438
Commercial real estate	16	—	—	1,222	1,238	2,281,767	3,149	2,286,154
Commercial	48	—	488	28	564	228,859	516	229,939
Consumer	3,224	1,415	—	879	5,518	323,376	2	328,896
Credit Cards	35	36	142	—	213	6,370	—	6,583
Total	$8,204	$2,649	$738	$5,017	$16,608	$4,618,122	$6,280	$4,641,010
Percent of total loans	0.2%	0.1%	—%	0.1%	0.4%	99.5%	0.1%	100.0%
____________________________________
(1)Includes loans measured at fair value of $9.9 million at December 31, 2023.

	Accruing					Nonaccrual	PCI	Total
(Dollars in thousands)	Current (1)	30‑59 days past due	60‑89 days past due	Greater than 90 days	Total past due
December 31, 2022
Construction	$239,990	$4,343	$1,015	$24	$5,382	$297	$650	$246,319
Residential real estate	787,070	6,214	891	1,107	8,212	1,259	13,956	810,497
Commercial real estate	1,052,314	369	—	710	1,079	150	11,866	1,065,409
Commercial	147,511	15	—	—	15	174	156	147,856
Consumer	285,750	223	11	—	234	28	14	286,026
Total	$2,512,635	$11,164	$1,917	$1,841	$14,922	$1,908	$26,642	$2,556,107
Percent of total loans	98.3%	0.4%	0.1%	0.1%	0.6%	0.1%	1.0%	100.0%
____________________________________
(1)Includes loans measured at fair value of $8.4 million at December 31, 2022.

The following tables provide a summary of the activity in the ACL allocated by loan class for the twelve months ended December 31, 2023 and December 31, 2022. Allocation of a portion of the allowance to one loan class does not include its availability to absorb losses in other loan classes.

(Dollars in thousands)	Beginning Balance	Impact of ASC326 Adoption	Merger Adjustments (2)	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provision	Ending Balance
For the year ended December 31, 2023
Construction	$2,973	$1,222	$3	$—	$15	$15	$(278)	$3,935
Residential real estate	2,622	4,974	215	(119)	44	(75)	14,213	21,949
Commercial real estate	4,899	3,742	985	(1,326)	—	(1,326)	12,675	20,975
Commercial	1,652	401	278	(243)	11	(232)	572	2,671
Consumer (1)	4,497	452	14	(574)	284	(290)	2,928	7,601
Credit Card	—	—	18	(111)	—	(111)	313	220
Total	$16,643	$10,791	$1,513	$(2,373)	$354	$(2,019)	$30,423	$57,351
____________________________________
(1)Gross charge-offs of consumer loans for the twelve months ended December 31, 2023 included $0.2 million of demand deposit overdrafts.
(2)Merger adjustments consist of gross-up for acquired PCD loans in the TCFC merger.

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provision	Ending Balance
For the year ended December 31, 2022
Allowance for credit losses:
Construction	$2,454	—	13	13	506	$2,973
Residential real estate	2,858	(5)	142	137	(373)	2,622
Commercial real estate	4,598	(6)	951	945	(644)	4,899
Commercial	2,070	(546)	227	(319)	(99)	1,652
Consumer	1,964	(31)	29	(2)	2,535	4,497
Total	$13,944	$(588)	$1,362	$774	$1,925	$16,643
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment.

	December 31, 2023
(Dollars in thousands)	Real Estate Collateral	Other Collateral	Total
Construction	$662	$—	$662
Residential real estate	8,047	—	8,047
Commercial real estate	6,134	—	6,134
Commercial	—	1,106	1,106
Consumer	—	904	904
Total	$14,843	$2,010	$16,853
The company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended December 31, 2023.
Loan Modifications to Borrowers Experiencing Financial Difficulty
Modifications to borrowers experiencing financial difficulty may include interest rate reduction, principal or interest forgiveness, forbearance, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. The following illustrates the most common loan modifications by loan classes offered by the Company that are required to be disclosed pursuant to the requirements of ASU 2022-02:

Loan Classes	Modification Types
Commercial Real Estate	Term extension greater than three months.
Commercial	Term extension greater than three months.
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during twelve months ended December 31, 2023.

(dollars in thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Portfolio Segment
December 31, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Residential real estate	—	—	—	—	—	—	—
Residential rentals	—	—	—	—	—	—	—
Commercial real estate	125	—	—	—	—	125	0.01
Commercial	242	—	—	—	—	242	0.11
Consumer	—	—	—	—	—	—	—
Credit Cards	—	—	—	—	—	—	—
Total	$367	$—	$—	$—	$—	$367	0.01
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the twelve months ended December 31, 2023.

(dollars in thousands)	Weighted-Average Months of Term Extension
December 31, 2023
Construction	0
Residential real estate	0
Residential rentals	0
Commercial real estate	12
Commercial	12
Consumer	0
Credit Cards	0
During the twelve months ended December 31, 2023, there were no defaults on loan modifications made to borrowers experiencing financial difficulty.

The following table present the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of December 31, 2023.

	Accruing
(Dollars in thousands)	30‑59 days past due	60‑89 days past due	90 days past due and still accruing	90 days past due and not accruing	Total past due	Current Accrual	Current Non-Accrual	Total Recorded Investment
December 31, 2023
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Residential rentals	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	125	125
Commercial	—	—	—	—	—	153	89	242
Consumer	—	—	—	—	—	—	—	—
Credit Cards	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$153	$214	$367
Foreclosure Proceedings
There were $0.2 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of December 31, 2023 and $0.3 million as of December 31, 2022, respectively. There were no residential real estate properties included in the balance of OREO at December 31, 2023 and one residential real estate property totaling $18,000 at December 31, 2022.

Prior to the adoption of ASC 326
The following table provides information about all loans acquired from Severn as of December 31, 2022.

	December 31, 2022
(Dollars in thousands)	Acquired Loans - Purchased Credit Impaired	Acquired Loans - Purchased Performing	Acquired Loans - Total

Outstanding principal balance	$29,620	$349,262	$378,882
Carrying amount
Construction	$650	$18,761	$19,411
Residential real estate	13,956	116,118	130,074
Commercial real estate	11,866	174,278	186,144
Commercial	156	35,687	35,843
Consumer	14	697	711
Total loans	$26,642	$345,541	$372,183
The following table presents a summary of the change in the accretable yield on PCI loans acquired from Severn.

(Dollars in thousands)	For the Year Ended December 31, 2022
Accretable yield, beginning of period	$5,367
Accretion	(1,603)
Reclassification of nonaccretable difference due to improvement in expected cash flows	469
Other changes, net	506
Accretable yield, end of period	$4,739
The following tables include impairment information relating to loans and the ACL on loans as of December 31, 2022.

(Dollars in thousands)	Loans individually evaluated for impairment	Loans collectively evaluated for impairment (1)	Acquired loans - PCI	Total
December 31, 2022
Construction	$331	$236,901	$650	$237,882
Residential real estate	5,081	791,460	13,956	810,497
Commercial real estate	2,540	1,051,003	11,866	1,065,409
Commercial	174	147,526	156	147,856
Consumer	28	285,984	14	286,026
Total	$8,154	2,512,874	26,642	$2,547,670

Allowance for credit losses allocated to:	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Total allowance
December 31, 2022
Construction	$—	$2,973	$2,973
Residential real estate	127	2,495	2,622
Commercial real estate	—	4,899	4,899
Commercial	—	1,652	1,652
Consumer	—	4,497	4,497
Total	$127	16,516	16,643
____________________________________
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

(Dollars in thousands)	Unpaid principal balance	Recorded investment with no allowance	Recorded investment with an allowance	Related allowance	Year-to-date average recorded investment	Interest income recognized
December 31, 2022
Impaired nonaccrual loans:
Construction	$297	$297	$—	$—	$309	$—
Residential real estate	1,363	1,259	—	—	1,661	—
Commercial real estate	159	150	—	—	604	—
Commercial	359	174	—	—	227	—
Consumer	29	28	—	—	43	—
Total	$2,207	$1,908	$—	$—	$2,844	$—

Impaired accruing TDRs:
Construction	$10	$10	$—	$—	$16	$1
Residential real estate	2,849	1,176	1,539	127	2,979	108
Commercial real estate	1,680	1,680	—	—	2,095	56
Commercial	—	—	—	—	—	—
Consumer	—	—	—	—	5	—
Total	$4,539	$2,866	$1,539	$127	$5,095	$165

Other impaired accruing loans:
Construction	$24	$24	$—	$—	$215	$6
Residential real estate	1,107	1,107	—	—	474	3
Commercial real estate	710	710	—	—	553	30
Commercial	—	—	—	—	51	1
Consumer	—	—	—	—	15	—
Total	$1,841	$1,841	$—	$—	$1,308	$40

Total impaired loans:
Construction	$331	$331	$—	$—	$540	$7
Residential real estate	5,319	3,542	1,539	127	5,114	111
Commercial real estate	2,549	2,540	—	—	3,252	86
Commercial	359	174	—	—	278	1
Consumer	29	28	—	—	63	—
Total	$8,587	$6,615	$1,539	$127	$9,247	$205

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
The following tables provide information on loan risk ratings at December 31, 2022.

(Dollars in thousands)	Pass/Performing (1)	Pass/Watch	Special Mention	Substandard	Doubtful	PCI	Total
December 31, 2022
Construction	$231,160	$14,212	$—	$297	$—	$650	$246,319
Residential real estate	761,405	32,467	1,239	1,430	—	13,956	810,497
Commercial real estate	929,501	121,711	1,814	517	—	11,866	1,065,409
Commercial	131,084	15,958	484	174	—	156	147,856
Consumer	285,786	196	2	28	—	14	286,026
Total	$2,338,936	$184,544	$3,539	$2,446	$—	$26,642	$2,556,107
(1) Includes loans measured at fair value of $8.4 million on December 31, 2022.
The following tables provide a roll-forward for TDRs as of and for the years ended December 31, 2022.

(Dollars in thousands)	1/1/2022 TDR Balance	New TDRs	Disbursements (Payments)	Charge-offs	Reclassifications/ Transfer In/ (Out)	Payoffs	12/31/2022 TDR Balance	Related Allowance
For the Year Ended December 31, 2022
Accruing TDRs
Construction	$24	$—	$(14)	$—	$—	$—	$10	$—
Residential real estate	2,836	—	(100)	—	(20)	(1)	2,715	(127)
Commercial real estate	2,807	—	(180)	—	—	(947)	1,680	—
Commercial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total	$5,667	$—	$(294)	$—	$(20)	$(948)	$4,405	$(127)

Nonaccrual TDRs
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	(6)	—	20	—	14	—
Commercial real estate	—	—	—	—	—	—	—	—
Commercial	216	—	(46)	—	—	—	170	—
Consumer	—	—	—	—	—	—	—	—
Total	$216	$—	$(52)	$—	$20	$—	$184	$—

Total	$5,883	$—	$(346)	$—	$—	$(948)	$4,589	$(127)
There were no TDRs which subsequently defaulted within 12 months of modification for the twelve months ended December 31, 2022. Generally, a loan is considered in default when principal or interest is past due 90 days or more, the loan is placed on nonaccrual, the loan is charged off, or there is a transfer to OREO or repossessed assets.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31, 2023 and December 31, 2022.

	December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Additions	Measurement Period Adjustments	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Goodwill	$65,476	$—	$—	$(1,543)	$(667)	$63,266	—

Other intangible assets
Amortizable
Core deposit intangible	$10,503	$48,648	$—	$—	$(11,061)	$48,090	3.7
Total other intangible assets	$10,503	$48,648	$—	$—	$(11,061)	$48,090

	December 31, 2022
(Dollars in thousands)	Gross Carrying Amount	Measurement Period Adjustments	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Goodwill	$65,631	$(155)	$(1,543)	$(667)	$63,266	—

Other intangible assets
Amortizable
Core deposit intangible	$10,503	$—	$—	$(4,956)	$5,547	2.6
Total other intangible assets	$10,503	$—	$—	$(4,956)	$5,547
The aggregate amortization expense was $6.1 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively.
At December 31, 2023, estimated future remaining amortization for amortizing core deposit intangible within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2024	$9,779
2025	8,589
2026	7,398
2027	6,208
2028	5,060
Thereafter	11,056
Total amortizing intangible assets	$48,090

NOTE 6. LEASES
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
The Company’s long-term lease agreements are classified as operating leases. Some of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.
During the third quarter of 2023, the Company acquired long-term branch leases and equipment leases due to the acquisition of TCFC. These leases were reassessed by management as of the Acquisition Date, which included updating the incremental borrowing rates and remaining lease terms.
The following tables present information about the Company’s leases as of and for the years ended December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Lease liabilities	$12,857	$9,908
Right-of-use assets	$12,487	$9,629
Weighted average remaining lease term	10.88 years	12.55 years
Weighted average discount rate	3.24%	2.50%
Remaining lease term - min	0.39 years	0.16 years
Remaining lease term - max	17.68 years	18.68 years

	For the Year Ended
Lease cost (in thousands)	December 31, 2023	December 31, 2022
Operating lease cost	$1,645	$1,355
Short-term lease cost	—	—
Total lease cost	$1,645	$1,355

Cash paid for amounts included in the measurement of lease liabilities	$1,553	$1,268
The following table presents a maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities at December 31, 2023.

Lease payments due (in thousands)	As of December 31, 2023
2024	$1,801
2025	1,617
2026	1,575
2027	1,469
2028	1,419
Thereafter	7,261
Total undiscounted cash flows	$15,142
Discount	2,285
Lease liabilities	$12,857

Total gross rental income was $1.2 million and $1.3 million for the years ended December 31, 2023 and December 31, 2022, respectively. The following table presents our minimum future annual rental income on such leases at December 31, 2023.

(In thousands)	As of December 31, 2023
2024	$833
2025	854
2026	876
2027	562
2028	578
Thereafter	2,521
Total	$6,224
NOTE 7. PREMISES AND EQUIPMENT
The following table provides information on premises and equipment at December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Land	$19,041	$10,886
Buildings and land improvements	67,506	48,605
Furniture and equipment	14,820	8,177
	101,367	67,668
Accumulated depreciation	(18,981)	(16,180)
Total	$82,386	$51,488
Depreciation expense totaled $3.3 million for 2023 and $2.4 million for 2022.

NOTE 8. DEPOSITS
Deposits consist of the following categories as of the dates indicated:

(dollars in thousands)	December 31, 2023		December 31, 2022
	Balance	%	Balance	%
Noninterest-bearing demand	$1,258,037	23.36%	$862,015	28.64%
Interest-bearing:
Demand	1,165,546	21.64	694,101	23.06
Money market deposits	1,430,603	26.56	709,132	23.56
Savings	347,324	6.45	320,188	10.64
Certificates of deposit	1,184,610	21.99	424,348	14.10
Total interest-bearing	4,128,083	76.64%	2,147,769	71.36%

Total Deposits	$5,386,120	100.00%	$3,009,784	100.00%
As of December 31, 2023 and 2022, deposits, both direct and indirect, from executive officers and directors, their associates and policy-making officers, totaled approximately $35.6 million and $11.9 million, respectively.
The following table provides information on the approximate maturities of total time deposits at December 31, 2023 and December 31, 2022.

(dollars in thousands)	December 31, 2023	December 31, 2022
Within one year	$1,042,343	$230,715
Year 2	78,585	138,356
Year 3	36,469	23,860
Year 4	12,081	17,327
Year 5	14,955	14,051
Thereafter	177	39
Total	$1,184,610	$424,348
The approximate amount of certificates of deposit of $250,000 or more was $354.6 million and $77.7 million at December 31, 2023 and 2022, respectively.
NOTE 9. BORROWINGS
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the FHLB to meet short-term liquidity needs.
The following table summarizes certain information on short-term borrowings as of and for the years ended December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Rate	Amount	Rate
Average for the Year
Repurchase agreements	$—	—%	$683	0.25%
FHLB Advances	111,392	4.95	1,863	3.87

At Year End
Repurchase agreements	$—	—%	$—	—%
FHLB Advances	—	—	40,000	4.57

Securities sold under agreements to repurchase are securities sold to customers, at the customers’ request, under a “roll-over” contract that matures in one business day. The underlying securities sold are U.S. Government agency securities, which are segregated in the Company’s custodial accounts from other investment securities.
The Bank had $45.0 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2023 and 2022. In addition, the Bank had secured credit availability of approximately $659.0 million from the FHLB at December 31, 2023. The Bank has pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB. The Bank had letters of credit with FHLB of $86.1 million and $6.1 million as of December 31, 2023 and 2022, respectively. These letters of credit are used to secure public deposits held with various municipal customers. The Bank had no borrowings from the FHLB at December 31, 2023 and $40.0 million short term FHLB borrowings at December 31, 2022.

(dollars in thousands)	December 31, 2023	December 31, 2022	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
September 2030 Subordinated Debentures	$25,000	$25,000	2020	2030	2025	5.375% through September 2025, 3-month SOFR + 5.265% thereafter
October 2030 Subordinated Debentures	19,500	—	2020	2030	2025	4.75% through October 2025, 3-month SOFR + 4.58% thereafter
Total subordinated debentures	44,500	25,000

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.00%
Tri-County Capital Trust I	7,000	—	2004	2034		90-day SOFR + 2.60%
Tri-County Capital Trust II	5,000	—	2005	2035		90-day SOFR + 1.70%
Total trust preferred securities	32,619	20,619
Less net discount and unamortized issuance costs	(4,822)	(2,547)
Total long-term debt	$72,297	$43,072
At December 31, 2023, subordinated notes consisted of $25.0 million of long-term debt issued by the Company in August 2020, and $19.5 million of long-term debt assumed as a result of the merger with TCFC. As of December 31, 2023, the recorded balance of subordinated debt issued by the Company and the assumed subordinated debt from TCFC, net of unamortized issuance costs and fair value discounts, were $24.8 million and $18.3 million, respectively.
The Company also assumed trust preferred securities in the aggregate of $32.6 million as a result of the merger with TCFC in 2023 and the acquisition of Severn in 2021. Trust preferred securities consisted of $20.6 million issued to Severn Capital Trust I, $7.0 million issued by Tri-County Capital Trust I and $5.0 million issued by Tri-County Capital Trust II. The recorded balance of the debt acquired from Severn at December 31, 2023 was $18.6 million, net of the unamortized fair value adjustment of $2.0 million. At December 31, 2023, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.4 million and $4.2 million, which are presented as net of the unamortized fair value adjustment of $0.6 million and $0.8 million, respectively.
As both the Capital Trust I and Capital Trust II variable-rate capital securities were originally LIBOR-linked instruments that matured after June 30, 2023, the interest rate transitioned from a LIBOR-based rate to an alternative reference rate. Both instruments were subject to the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and neither instrument contains fallback provision or a clearly practicable fallback provision in the event that LIBOR was no longer published or quoted. The interest rate on both the Capital Trust I and Capital Trust II transitioned pursuant to the LIBOR Act to a rate based on the Secured Overnight Financing Rate (“SOFR”) on July 1, 2023.
NOTE 10. BENEFIT PLANS
401(k) and Profit Sharing Plan - The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The plan calls for matching contributions by the Company, and the Company makes discretionary contributions based on profits. Company contributions to this plan included in noninterest expense totaled $1.7 million and $1.3 million for 2023 and 2022, respectively.
Employee Stock Ownership Plan - Prior to the closing of the acquisition of TCFC, TCFC paid into the Employee Stock Ownership Plan (“ESOP”) and adopted resolutions to (i) terminate the ESOP and (ii) provide for full vesting of all account balances in the ESOP. A determination letter has been filed with the IRS to terminate the ESOP and the ESOP will be terminated if and when the IRS issues a favorable determination letter.

NOTE 11. STOCK-BASED COMPENSATION
At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan, which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to three-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 455,530 shares remained available for grant at December 31, 2023.
The Company assumed 3,977 shares of restricted stock and 90,783 of restricted stock units at a fair value of $11.56 per share as a result of the merger with TCFC. The vesting period for the outstanding restricted stock grants and restricted stock units is between three and five years and one to three years, respectively. The recipients of the restricted stock units do not have any shareholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted units until the recipient becomes the record holder of those shares.
The following tables provide information on stock-based compensation expense for the years ended December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Stock-based compensation expense	$1,174	$636

(Dollars in thousands)	December 31, 2023	December 31, 2022
Unrecognized stock-based compensation expense	$1,859	$138
Weighted average period unrecognized expense is expected to be recognized	1.3 years	0.2 years
The following tables summarize the unvested restricted stock and restricted stock unit awards outstanding for the Company for the years ended December 31, 2023 and 2022, respectively.

	Restricted Stock		Restricted Stock Units
	December 31, 2023		December 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	36,860	$20.15	—	$—
Replacement awards issued in acquisition of TCFC	3,977	11.56	90,783	11.56
Granted	44,340	15.58	91,047	11.56
Vested	(38,184)	19.68	(15,573)	11.56
Forfeited	(1,671)	17.49	(1,202)	11.56
Nonvested at end of period	45,322	15.42	165,055	11.56

	Restricted Stock		Restricted Stock Units
	December 31, 2022		December 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	29,425	$13.95	—	$—
Granted	34,184	20.48	—	—
Vested	(26,749)	13.75	—	—
Forfeited	—	—	—	—
Nonvested at end of period	36,860	20.15	—	—
The fair value of restricted stock awards that vested during 2023 and 2022 was $0.6 million and $0.5 million, respectively. The fair value of restricted stock units vested during 2023 was $0.2 million. There were no stock options granted during 2023 and 2022.

NOTE 12. DERIVATIVES
The Company maintains and account for derivatives, in the form of IRLCs and mandatory forward contracts, in accordance with the FASB guidance on accounting for derivative instruments and hedging activities. We recognize gains and losses through mortgage-banking revenue in the Consolidated Statements of Income.
IRLCs on mortgage loans that we intend to sell in the secondary market are considered derivatives. We are exposed to price risk from the time a mortgage loan is locked in until the time the loan is sold. The period of time between issuance of a loan commitment, closing and sale of the loan generally ranges from 14 days to 120 days. For these IRLCs and our closed inventory in loans held for sale , we attempt to protect the Bank from changes in interest rates through the use of to be announced (“TBA”) securities, which are forward contracts, as well as, to a significantly lesser degree, loan level commitments in the form of best efforts and mandatory forward contracts. These assets and liabilities are included in the Consolidated Balance Sheets in other assets and accrued expenses and other liabilities, respectively.
The following table provides information pertaining to the carrying amounts of our derivative financial instruments at December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset - IRLCs	$6,785	$110	$4,166	$35
Asset - TBA securities	1,000	2	8,750	41
Liability - IRLCs	—	—	1,150	7
Liability - TBA securities	18,000	176	1,000	6
NOTE 13. DEFERRED COMPENSATION
The Company has multiple deferred compensation agreements with current and former employees. The Executive Deferred Compensation Plan is reserved for members of management and highly compensated employees of the Company and the Bank. During 2019, the Executive Deferred Compensation Plan was expanded to include additional officers who had not previously participated. The Executive Deferred Compensation Plan permits a participant to elect, each year, to defer receipt of up to 100% of his or her salary and bonus to be earned in the following year. The Executive Deferred Compensation Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected by the Compensation Committee of the Board of the Company. The actual investments purchased are owned by the Company and held in a Rabbi Trust. The accounts of the Rabbi Trust are consolidated and the investments are included in other assets on the Consolidated Balance Sheets. The Company and the Bank may also make matching, mandatory and discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that he or she elects to defer. Any contributions by the Company will vest over a five-year period.
The following table provides information on Shore Bancshares, Inc.’s contributions and participant deferrals to the Executive Deferred Compensation Plan for 2023 and 2022 and the related deferred compensation liability.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Elective deferrals	$273	$238
Deferred compensation liability	1,576	948
During 2019, the Company introduced a new SERP plan for executive officers of the Company and the Bank. The related liability is unfunded; however, BOLI was purchased to offset the benefit costs. The following table provides information on the expense recognized during the years ended December 31, 2023 and December 31, 2022, as well as the balance of the unfunded SERP liability and the cash surrender value of policies purchased to offset the SERP benefit costs as of December 31, 2023 and December 31, 2022. The unfunded SERP liability and cash surrender value were included in other liabilities and other assets, respectively.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Cash surrender value	$98,140	$56,117
Deferred compensation liability - SERP	12,869	4,177
SERP Expense	1,405	1,063
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
The following table includes information on the deferred compensation liability and cash surrender value as of December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Deferred compensation liability	$388	$450
Cash surrender value	2,322	2,260
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE LOSS
The Company records unrealized holding gains (losses), net of tax, on investment securities AFS as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the years ended December 31, 2023 and December 31, 2022.

	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022
(Dollars in thousands)	Net Unrealized Gains And (Losses)	Net Unrealized Gains And (Losses)
Beginning of period	$(9,021)	$56
Other comprehensive income (loss), net of tax	1,527	(9,077)
End of period	$(7,494)	$(9,021)
NOTE 15. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland. With few exceptions, the Company is no longer subject to U.S. Federal and State income tax examinations by tax authorities for years prior to 2020.
The following table provides information on components of income tax expense for the years ended December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Current tax expense:
Federal	$172	$8,814
State	63	3,332
	235	12,146
Deferred income tax (benefit) expense:
Federal	1,692	(911)
State	1,029	(271)
	2,721	(1,182)

Total income tax expense	$2,956	$10,964
The following table provides a reconciliation of tax computed at the statutory federal tax rate to the actual tax expense for the years ended December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Tax at federal statutory rate	21.0%	21.0%
Tax effect of:
Tax-exempt income	(3.6)	(1.0)
State income taxes, net of federal benefit	6.1	5.7
Bargain purchase gain	(13.1)	—
Nondeductible compensation costs	3.9	—
Nondeductible merger related expenses	2.6	—
Other	3.9	0.3
Actual income tax expense rate	20.8%	26.0%
The following table provides information on significant components of the Company’s deferred tax assets and liabilities for the years ended December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for credit losses	$14,534	$4,460
Write-downs of OREO	33	21
Nonaccrual loan interest	344	345
Lease liabilities	3,326	2,635
Deferred compensation	4,160	1,522
Federal net operating loss	6,528	—
State net operating loss	2,448	722
Deferred loan costs	1,775	1,183
Acquisition fair value adjustments	30,452	2,580
Unrealized losses on available-for-sale securities	2,825	3,399
Other	1,398	883
Total deferred tax assets	67,823	17,750
Less valuation allowance	(1,015)	(791)
Deferred tax assets, net of valuation allowance	66,808	16,959
Deferred tax liabilities:
Depreciation	4,320	2,491
Right-of-use assets	3,229	2,560
Mortgage servicing rights	1,541	1,405
Acquisition fair value adjustments	2,401	466
Deferred capital gain on branch sale	207	220
Intangibles	13,611	2,290
Other	792	170
Total deferred tax liabilities	26,101	9,602
Net deferred tax assets	$40,707	$7,357
NOTE 16. REGULATORY CAPITAL REQUIREMENTS
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2023 and December 31, 2022, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of December 31, 2023, the most recent notification from our primary regulator categorized Shore United Bank, N.A., as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.
The minimum ratios for capital adequacy purposes require a common equity Tier 1 capital to risk-weighted assets ratio of 4.5%, a ratio of Tier 1 capital to risk-weighted assets of 6.0%, a ratio of Total Capital to risk-weighted assets of 8.0%, and a Tier 1 leverage ratio of 4.0%. A capital conservation buffer is also established above the regulatory minimum capital requirements of 2.50% for all regulatory risk-weighted ratios. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.50%, 8.00%, 10.00% and 5.00% for its common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively.
The following tables present the capital amounts and ratios at December 31, 2023 and December 31, 2022.

Regulatory Capital and Ratios	Regulatory Minimum Ratio + Capital Conversation Buffer (1)	The Company		The Bank
(dollars in thousands)		2023	2022	2023	2022
Common equity		$511,135	$364,285	$570,100	$395,594
Goodwill		(63,266)	(63,266)	(63,266)	(63,266)
Core deposit intangible (2)		(38,069)	(5,547)	(38,069)	(5,547)
DTAs that arise from net operating loss and tax credit carry forwards		(8,977)	—	(6,059)	—
AOCI (gains) losses		7,494	9,021	7,494	9,021
Common Equity Tier 1 Capital		408,317	304,493	470,200	335,802
TRUPs		29,158	18,398	—	—
Tier 1 Capital		437,475	322,891	470,200	335,802
Allowable reserve for credit losses and other Tier 2 adjustments		58,586	16,854	58,586	16,854
Subordinated notes		43,139	24,674	—	—
Total Capital		539,200	364,419	528,786	352,656

Risk-Weighted Assets ("RWA")		4,697,504	2,619,400	4,693,009	2,618,939
Average Assets ("AA")		5,649,116	3,390,516	5,644,930	3,386,771

Common Tier 1 Capital to RWA	7.00%	8.69%	11.62%	10.02%	12.82%
Tier 1 Capital to RWA	8.50%	9.31%	12.33%	10.02%	12.82%
Total Capital to RWA	10.50%	11.48%	13.91%	11.27%	13.47%
Tier 1 Capital to AA (Leverage) (3)	n/a	7.74%	9.52%	8.33%	9.92%
___________________________________
(1)The regulatory minimum capital ratio + the capital conservation buffer .
(2)Core deposit intangible at December 31, 2023 is net of deferred tax liability.
(3)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. The PCA well capitalized is defined as 5.00%
Bank and holding company regulations impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.
At December 31, 2023, the Bank could pay dividends to the parent to the extent of its earnings so long as it maintained required capital ratios.
NOTE 17. RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank was required to maintain average balances on hand or with the Federal Reserve Bank. The Federal Reserve Bank announced on March 15, 2020, the reduction of reserve requirement ratios to zero percent effective March 26, 2020, which eliminated reserve requirements for all depository institutions.
NOTE 18. FAIR VALUE MEASUREMENTS
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
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, loans held for sale and OREO (foreclosed assets). These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
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
Equity Securities
Fair value measurement for equity securities is based on quoted market prices retrieved by the Company via online resources. Although these securities have readily available fair market values, the Company deems that they be classified as level 2 investments in the fair value hierarchy due to not being considered traded in a highly active market.
Loans Held for Sale
Loans held for sale are carried at fair value, which is determined based on Mark to Trade for allocated/committed loans or Mark to Market analysis for unallocated/uncommitted loans based on third-party pricing models (Level 2).
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

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2023
MSRs (1)	$5,926	Market Approach	Weighted average prepayment speed (PSA) (2)	129

IRLCs - net asset	$110	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	98%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2022
MSRs (1)	$5,275	Market Approach	Weighted average prepayment speed (PSA) (2)	121

IRLCs - net asset	$28	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	92%
________________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)PSA = Public Securities Association Standard Prepayment Model
The following table presents activity in MSRs for the year ended December 31, 2023.

(Dollars in thousands)	For the Year Ended December 31, 2023
Beginning balance	$5,275
Servicing rights resulting from sales of loans	712
Servicing rights acquired in acquisition of TCFC	190
Valuation adjustment	(251)
Ending balance	$5,926
The following table presents activity in the IRLCs for the year ended December 31, 2023.

(Dollars in thousands)	For the Year Ended December 31, 2023
Beginning balance	$28
Valuation adjustment	82
Ending balance	$110
Forward Contracts
To avoid interest rate risk, we hedge the open locked/closed position with TBA forward trades. On a regular basis, we allocate disbursed loans to mandatory commitments with government-sponsored enterprises and private investors delivering the loans within 120 days of origination to maximize interest earnings. For a small percentage of our business, we enter into best efforts forward sales commitments with investors at the time we make an IRLC to a borrower. Once a loan has been closed and funded, the best efforts commitments convert to mandatory forward sales commitments. The mandatory commitments are derivatives, and we measure and report them at fair value. Fair value is based on the gain or loss that would occur if we were to pair-off the transaction with the investor at the measurement date. This is a level 2 input. We have elected to measure and report best efforts commitments at fair value using a valuation methodology similar to that used for mandatory commitments.
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

The following tables present the recorded amount of assets measured at fair value on a recurring basis for the years ended December 31, 2023. No assets were transferred from one hierarchy level to another during 2023 or 2022.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
December 31, 2023
Assets:
Securities available for sale:
U.S. Government agencies	$20,475	$—	$20,475	$—
Mortgage-backed	84,027	—	84,027	—
Other debt securities	6,019	—	6,019	—
	110,521	—	110,521	—

Equity securities	5,703	—	5,703	—

TBA forward trades	2	—	2	—
Loans Held for Sale	8,782	—	8,782	—
Loans Held for Investment, at fair value	9,944	—	9,944	—
MSRs	5,926	—	—	5,926
IRLCs	110	—	—	110
Total assets at fair value	$140,988	$—	$134,952	$6,036

Liabilities:
TBA forward trades	$176	$—	$176	$—
Total liabilities at fair value	$176	$—	$176	$—

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
December 31, 2022
Assets:
Securities available for sale:
U.S. Government agencies	$18,178	$—	$18,178	$—
Mortgage-backed	63,519	—	63,519	—
Other debt securities	1,890	—	1,890	—
	83,587	—	83,587	—

Equity securities	1,233	—	1,233	—

TBA forward trades	41	—	41	—
Loans Held for Sale	4,248	—	4,248	—
Loans Held for Investment, at fair value	8,437	—	8,437	—
MSRs	5,275	—	—	5,275
IRLCs	35	—	—	35
Total assets at fair value	$102,856	$—	$97,546	$5,310

Liabilities:
IRLCs	$7	$—	$—	$7
TBA securities	6	—	6	—
Total liabilities at fair value	$13	$—	$6	$7

Assets Measured at Fair Value on a Nonrecurring Basis
Individually Evaluated Collateral-Dependent Loans
Loans for which repayment is substantially expected to be provided through the operation or sale of collateral are considered collateral dependent, and are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, where applicable. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy.
OREO (Foreclosed Assets)
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
The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis for the years ended December 31, that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2023
Nonrecurring measurements:

Individually evaluated collateral dependent loan	$633	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	51% 10%	51% 10%

Other real estate owned	$179	Appraisal of collateral(1)	Appraisal adjustment(2)	0% - 20%	0%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2022
Nonrecurring measurements:

Other real estate owned	$197	Appraisal of collateral(1)	Appraisal adjustment(2)	0% - 20%	(2%)
_____________________________
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

NOTE 19. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments for the years ended December 31, 2023 and December 31, 2022. Fair values for December 31, 2023 and December 31, 2022 were estimated using an exit price notion.

December 31, 2023	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$372,413	$372,413	$372,413	$—	$—
Investment securities - AFS	110,521	110,521	—	110,521	—
Investment securities - HTM, net	513,188	457,830	—	457,830	—
Equity securities	5,703	5,703	—	5,703	—
Restricted securities	17,900	17,900	—	17,900	—
Loans held for sale	8,782	8,782	—	8,782	—
TBA derivatives trades	2	2	—	2	—
Cash surrender value on life insurance	101,704	101,704	—	101,704	—
Loans, at fair value	9,944	9,944	—	9,944	—
Loans, net	4,573,715	4,477,468	—	—	4,477,468
MSRs	5,926	5,926	—	—	5,926
IRLCs	110	110	—	—	110

Liabilities
Deposits:
Noninterest-bearing demand	$1,258,037	$1,258,037	$—	$1,258,037	$—
Checking plus interest	1,165,546	1,165,546	—	1,165,546	—
Money Market	1,430,603	1,430,603	—	1,430,603	—
Savings	347,324	347,324	—	347,324	—
Certificates of Deposit	1,184,610	1,184,447	—	1,184,447	—
Subordinated debt	43,139	42,579	—	42,579	—
TRUPS	29,158	28,266	—	28,266	—
TBA Securities	176	176	—	176	—

December 31, 2022	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$55,499	$55,499	$55,499	$—	$—
Investment securities - AFS	83,587	83,587	—	83,587	—
Investment securities - HTM	559,455	494,626	—	494,626	—
Equity securities	1,233	1,233	—	1,233	—
Restricted securities	11,169	11,169	—	11,169	—
Loans held for sale	4,248	4,248	—	4,248	—
TBA securities	41	41	—	41	—
Cash surrender value on life insurance	59,218	59,218	—	59,218	—
Loans, at fair value	8,437	8,437	—	8,437	—
Loans, net	2,531,027	2,431,808	—	—	2,431,808
MSRs	5,275	5,275	—	—	5,275
IRLCs	35	35	—	—	35

Liabilities
Deposits:
Noninterest-bearing demand	$862,015	$862,015	$—	$862,015	$—
Checking plus interest	694,101	694,101	—	694,101	—
Money Market	709,132	709,132	—	709,132	—
Savings	320,188	320,188	—	320,188	—
Certificates of Deposit	424,348	410,455	—	410,455	—
Advances from FHLB - short term	40,000	40,002	—	40,002	—
Subordinated debt	43,072	41,193	—	41,193	—
TBA Securities	6	6	—	6	—
IRLCs	7	7	—	—	7
NOTE 20. COMMITMENTS AND CONTINGENCIES
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
The following table provides information on commitments outstanding for the years ended December 31, 2023 and December 31, 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Commitments to extend credit	$613,266	$406,353
Letters of credit	28,519	8,009
Total	$641,785	$414,362
The Bank has established a reserve for off balance sheet credit exposures of $1.1 million.The reserve is established as losses are estimated to have occurred through a loss for off balance sheet credit exposures charged to earnings. Losses are charged against the allowance when management believes the required funding of these exposures is uncollectible. While this evaluation is completed on a regular basis, it is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
The Company provides banking services to customers who do business in the cannabis industry. Prior to the second quarter of 2022, the Company restricted these businesses to include only those in the medical-use cannabis industry in the state of Maryland. During the second quarter of 2022, the Company expanded its cannabis banking program to include both medical and adult-use licensees in other states, with an initial offering of the Company’s existing Maryland customers with multi-state operations. While the Company is providing banking services to customers that are engaged in growing, processing, and sales of both medical and adult-use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate Federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally insured financial institution being subject to such aiding and abetting liability, the strict enforcement of Federal laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of December 31, 2023, the Company has not accrued an amount for the potential impact of any such actions.
Following is a summary of the level of business activities with our cannabis customers:
•Deposit and loan balances at December 31, 2023 were approximately $310.2 million, or 5.80% of total deposits, and $73.7 million, or 1.60% of total gross loans, respectively.
•Interest and noninterest income for the year ended December 31, 2023, were approximately $11.2 million and $1.1 million, respectively.
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
NOTE 21. RELATED PARTY TRANSACTIONS
The Company leases a portion of one of its facilities to a law firm, in which the Chairman of the Board of the Company and the Bank is a partner. In January 2022, the lease entered the final five-year renewal option under the leasing agreement. The total rent payments received were $0.3 million for the year ended December 31, 2023 and $0.3 million for the year ended December 31, 2022. The law firm also reimburses the Company for its share of common area maintenance and utilities. In addition, the law firm represents the Company and the Bank in certain legal matters. Other related party transactions consisting of normal lending and depository relationships are described in Note 4. Loans and Allowance for Credit Losses and Note 8. Deposits, respectively.
NOTE 22. EARNINGS PER COMMON SHARE
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share for the years ended December 31, 2023 and December 31, 2022.

(In thousands, except per share data)	December 31, 2023	December 31, 2022

Net Income	$11,228	$31,177

Average number of common shares outstanding	26,572	19,847
Dilutive effect of common stock equivalents	2	—
Average number of shares used to calculate diluted EPS	26,574	19,847

Anti-dilutive shares	—	$—

Earnings per common share
Basic	$0.42	$1.57
Diluted	$0.42	$1.57
As of December 31, 2023 and 2022, there were no unvested common stock equivalents excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

NOTE 23. REVENUE RECOGNITION
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
All contract issuance costs are expensed as incurred. We had no contract assets or liabilities at December 31, 2023.
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

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2023 and 2022.

(Dollars in thousands)	December 31, 2023	December 31, 2022
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$5,501	$5,652
Trust and investment fee income	3,608	1,784
Interchange income	5,714	4,812
Title Company revenue	551	1,340
Other noninterest income	2,961	1,752
Noninterest Income (in-scope of Topic 606)	18,335	15,340
Noninterest Income (out-of-scope of Topic 606)	14,824	7,746
Total Noninterest Income	$33,159	$23,086
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2023 and 2022, the Company did not have any significant contract balances.

NOTE 25. PARENT COMPANY FINANCIAL INFORMATION
The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company Only) at and for the years ending December 31, 2023 and 2022.
Condensed Balance Sheets

(Dollars in thousands)	December 31, 2023	December 31, 2022
Assets
Cash	$7,345	$7,145
Investment in subsidiaries	571,298	396,897
Other assets	7,926	5,392
Total assets	$586,569	$409,434

Liabilities
Accrued interest payable	$1,050	$744
Other liabilities	2,087	1,333
Long-term debt	72,297	43,072
Total liabilities	75,434	45,149

Stockholders’ equity
Common stock	332	199
Additional paid in capital	356,007	201,494
Retained earnings	162,290	171,613
Accumulated other comprehensive (loss)	(7,494)	(9,021)
Total stockholders’ equity	511,135	364,285

Total liabilities and stockholders’ equity	$586,569	$409,434

Condensed Statements of Income

	For the Year Ended
(Dollars in thousands)	December 31, 2023	December 31, 2022
Income
Dividends from subsidiaries	$22,000	$5,500
Company owned life insurance income	141	67
Bargain purchase gain	8,816	—
Total income	30,957	5,567

Expenses
Interest expense	4,454	2,451
Salaries and employee benefits	358	324
Occupancy and equipment expense	1	—
Legal and professional fees, including merger expenses	5,164	1,654
Other operating expenses	775	540
Total expenses	10,752	4,969

Income before income tax (benefit) and equity (deficit) in undistributed net income of subsidiaries	20,205	598
Income tax (benefit)	(1,557)	(1,059)
Income before (deficit) equity in undistributed net income of subsidiaries	21,762	1,657
Equity (deficit) in undistributed net income of subsidiaries	(10,534)	29,520
Net income	$11,228	$31,177

Condensed Statements of Cash Flows

	For the Year Ended
(Dollars in thousands)	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$11,228	$31,177
Adjustments to reconcile net income to cash provided by operating activities:
Deficit (equity) in undistributed net income of subsidiaries	10,534	(29,521)
Bargain purchase gain	(8,816)	—
Amortization of debt issuance costs	122	122
Stock-based compensation expense	1,174	636
Company owned life insurance income	(141)	(67)
Acquisition accounting adjustments	557	188
Net (increase) decrease in other assets	(1,267)	387
Net (decrease) increase in other liabilities	(682)	275
Net cash provided by operating activities	12,709	3,197

Cash flows from investing activities:
Purchase of company owned life insurance	(249)	—
Cash acquired in the acquisition of TCFC, net of cash paid	88	—
Net cash (used in) investing activities	(161)	—

Cash flows from financing activities:
Common stock dividends paid	(12,733)	(9,530)
Issuance of common stock	385	386
Net cash (used in) financing activities	(12,348)	(9,144)

Net increase (decrease) in cash and cash equivalents	200	(5,947)
Cash and cash equivalents at beginning of year	7,145	13,092
Cash and cash equivalents at end of year	$7,345	$7,145

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files under the Exchange Act with the SEC, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer (“PEO”) and its principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2023 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on the evaluation, the Company’s management, including the PEO and the PFO, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2023 due to a material weakness in the Company’s internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2023 This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control – Integrated Framework (2013).” Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 due to the material weaknesses identified below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness associated with ineffective input review controls relating to specific aspects of the Company’s ACL model and previously disclosed a material weakness in relation to deferred income taxes discussed in Part I, Item 4 of the Company’s Form 10-Q/A for the quarter ended September 30, 2023 (the “amended Form 10-Q”).
Concerning the identified material weakness with respect to the ACL, management has concluded that the issue resulted from an insufficient validation of key loan payment and projected historical loss variable inputs in the post-merger ACL model. The lack of sufficient data validation did not require a restatement of previously reported ACL balances, nor did it materially impact the December 31, 2023 ACL balance.
Concerning the material weakness identified in the Company’s amended Form 10-Q, management has concluded that the issue resulted from not performing a key control that was previously only performed in the fourth quarter on annual basis, which was the Company’s annual year-end roll-forward reconciliation and review of book to tax basis differences in the Company’s deferred tax asset and liability categories. Management concluded that the Company should have performed this key control in the third quarter of 2023 when the merger was consummated.
Remediation Plan to Address the Material Weaknesses
Management, with the oversight of the Audit Committee, is actively engaged in remediating the material weaknesses in internal control over financial reporting that existed as of December 31, 2023. In response to the material weaknesses identified above, the Company is in the process of implementing changes to its internal control over financial reporting.
Specifically in relation to the allowance for credit losses, management is in the process of completing a detailed inventory covering select inputs to the allowance for credit losses calculation, a re-evaluation of SOX control design and operation, and determine the appropriate frequency and precision of controls to ensure all significant inputs to the allowance for credit losses calculation are addressed. In addition, management expects to conduct a detailed data audit to effectively ensure the completeness and accuracy of select inputs to the allowance for credit losses calculation.
Specifically, in relation to the Company’s remediation plan for the error in deferred taxes, management has continued to follow the remediation plans outlined in the Company’s amended Form 10-Q. This plan includes a quarterly reconciliation of book to tax basis differences to ensure deferred tax basis items are properly recorded. Beginning in the fourth quarter of 2023, management revised the frequency of the roll-forward reconciliation and review control from an annual key control to a quarterly key control.

Management will consider the material weaknesses remediated once the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of the allowance for credit losses material weakness will be completed prior to the end of 2024. We expect that the remediation of the deferred tax material weakness will be completed with the filing of the Company’s 10-Q for quarter ended March 31, 2024.
Changes in Internal Control Over Financial Reporting
Except as described above, there was no change in the Company’s internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2023. Management’s report on the Company’s internal control over financial reporting is included in Item 8 of Part II of this Annual Report on Form 10-K.
Yount, Hyde & Barbour, P.C. the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, issued an audit report on the Company’s internal control over financial reporting as of December 31, 2023. Such attestation report expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and is included in Item 8 of Part II of this Annual Report on Form 10-K.
Item 9B.    Other Information.
During the fourth quarter of 2023, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. Our Code of Ethics is available on our corporate website at www.shorebancshares.com under the “Governance Documents” link. Shareholders can also obtain a written copy of the Code of Ethics, free of charge, upon request to: Andrea E. Colender, Secretary, Shore Bancshares, Inc., 18 East Dover Street, Easton, Maryland 21601 or (410) 763-7800. Any future changes or amendments to the Code of Ethics and any waiver that applies to one of our senior financial officers or a member of the Board will be posted to our website.

The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2023. Such information is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.
Item 14.    Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

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

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000)
3.1(ii)	Articles of the Amendment of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 3, 2023)
3.1(iii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009)
3.1(iv)
Articles Supplementary relating to the reclassification of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as common stock (incorporated by reference Exhibit 3.1(i) of the Company’s Form 8-K filed on June 17, 2009)

3.2	Second Amended and Restated By-Laws, dated July 1, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on July 3, 2023)
4.1	Description of Registrant’s Securities (filed herewith)
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010)
10.1	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2010)
10.2	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007)
10.3	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006)
10.4	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007)
10.5	Form of Performance Share/Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2015).
10.6	Shore Bancshares, Inc. 2016 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2016 definitive proxy statement filed on March 15, 2016)
10.7	Form of Restricted Stock Award Agreement under the 2016 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 13, 2020).
10.8	Form of Restricted Stock Units Award under the 2016 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on March 13, 2020).
10.9	Change in Control Agreement, dated November 2, 2018 between Shore United Bank and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 2, 2018)
10.10	Change in Control Agreement, dated November 2, 2018 between Shore United Bank and Donna J. Stevens (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 2, 2018)
10.11	Supplemental Executive Retirement Plan for Lloyd L. Beatty, Jr. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 25, 2019).
10.12	Supplemental Executive Retirement Plan for Donna J. Stevens (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 25, 2019).
10.13	2019 Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2020).
10.14	Consulting Agreement, dated as of October 31, 2021, by and between Alan J. Hyatt and Shore United Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2021)
10.15
Assumption and Amendment of Employment Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and James M. Burke (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 3, 2023)

10.16
Assumption and Amendment of Employment Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and Todd L. Capitani (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 3, 2023)

10.18	Retention Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and James M. Burke (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 3, 2023)

Exhibit No.	Description

10.19
Retention Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and Todd L. Capitani (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on July 3, 2023)

10.20	Retention Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and Donna Stevens (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on July 3, 2023)
10.21
The Community Financial Corporation 2015 Equity Compensation Plan (as assumed by the Company effective July 3, 2023) (incorporated by reference to Appendix A in the Definitive Proxy Statement of The Community Financial Corporation filed with the Commission on March 25, 2015)

10.22
Change in Control Agreement, dated November 22, 2021, by and between Vance W. Adkins and Shore Bancshares, Inc. (incorporated by reference to Exhibit 10.18 of the Company Annual Report on Form 10-K for the year ended December 31, 2022)

21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K)
23.1	Consent of Yount, Hyde & Barbour, P.C. (filed herewith)
31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
31.2	Certifications of the PFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)
97.0	Shore Bancshares, Inc. Clawback Policy (filed herewith)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: March 15, 2024	By:	/s/ James M. Burke
James M. Burke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James M. Burke	/s/ Michael B. Adams
James M. Burke	Michael B. Adams, Director
Director, President, and Chief Executive Officer	March 15, 2024
(Principal Executive Officer)
March 15, 2024	/s/ David S. Jones
David S. Jones, Director
/s/Todd L. Capitani	March 15, 2024
Todd L. Capitani
Executive Vice President & Chief Financial Officer	/s/ Clyde V. Kelly, III
(Principal Financial Officer)	Clyde V. Kelly, III, Director
March 15, 2024	March 15, 2024

/s/ Alan J. Hyatt	/s/ David W. Moore
Alan J. Hyatt, Chairman of the Board	David W. Moore, Director
March 15, 2024	March 15, 2024

/s/ Austin J. Slater, Jr.	/s/ Dawn M. Willey
Austin J. Slater, Jr., Vice Chair & Lead Independent Director	Dawn M. Willey, Director
March 15, 2024	March 15, 2024

/s/ John A. Lamon, III	/s/ R. Michael Clemmer, Jr.
John A. Lamon, Director	R. Michael Clemmer, Jr., Director
March 15, 2024	March 15, 2024

/s/ Frank E. Mason, III	/s/ James A. Judge
Frank E. Mason, III, Director	James A. Judge, Director
March 15, 2024	March 15, 2024

/s/ William E. Esham, III	/s/ Konrad M. Wayson
William E. Esham, Director	Konrad M. Wayson, Director
March 15, 2024	March 15, 2024

/s/ Esther A. Streete	/s/ Louis P. Jenkins, Jr.
Esther A. Streete, Director	Louis P. Jenkins, Jr., Director
March 15, 2024	March 15, 2024

/s/ Rebecca Middleton McDonald	/s/ Mary Todd Peterson
Rebecca Middleton McDonald, CPA, Director	Mary Todd Peterson, Director
March 15, 2024	March 15, 2024

/s/ E. Larry Sanders, III	/s/ Joseph V. Stone, Jr.
E. Larry Sanders, III, Director	Joseph V. Stone, Jr., Director
March 15, 2024	March 15, 2024