Form 10-Q
period 2024-03-31
SHORE BANCSHARES INC
filed 2024-05-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of May 3, 2024 was 33,210,522.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and due from banks	$43,079	$63,172
Interest-bearing deposits with other banks	71,481	309,241
Cash and cash equivalents	114,560	372,413
Investment securities:
Available-for-sale, at fair value (amortized cost of $190,583 (2024) and $120,832 (2023))	179,496	110,521
Held to maturity, net of allowance for credit losses of $116 (2024) and $94 (2023) (fair value of $444,258 (2024) and $457,830 (2023))	503,822	513,188
Equity securities, at fair value	5,681	5,703
Restricted securities, at cost	17,863	17,900
Loans held for sale, at fair value	13,767	8,782

Loans held for investment ($9,684 (2024) and $9,944 (2023), at fair value)	4,648,725	4,641,010
Less: allowance for credit losses	(57,336)	(57,351)
Loans, net	4,591,389	4,583,659

Premises and equipment, net	83,084	82,386
Goodwill	63,266	63,266
Other intangible assets, net	45,515	48,090
Other real estate owned, net	179	179
Repossessed properties	1,845	—
Mortgage servicing rights, at fair value	5,821	5,926
Right-of-use assets	12,153	12,487
Cash surrender value on life insurance	102,321	101,704
Accrued interest receivable	19,541	19,217
Deferred income taxes	38,978	40,707
Other assets	26,423	24,790
TOTAL ASSETS	$5,825,704	$6,010,918

LIABILITIES
Deposits:
Noninterest-bearing	$1,200,680	$1,258,037
Interest-bearing	3,983,599	4,128,083
Total deposits	5,184,279	5,386,120
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS"), net	29,237	29,158
Subordinated debt, net	43,322	43,139
Total borrowings	72,559	72,297
Lease liabilities	12,552	12,857
Other liabilities	41,086	28,509
TOTAL LIABILITIES	5,310,476	5,499,783

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 50,000,000; shares issued and outstanding - 33,210,522 (2024) and 33,161,532 (2023)	332	332
Additional paid in capital	356,464	356,007
Retained earnings	166,490	162,290
Accumulated other comprehensive loss	(8,058)	(7,494)
TOTAL STOCKHOLDERS' EQUITY	515,228	511,135
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,825,704	$6,010,918
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
INTEREST INCOME
Interest and fees on loans	$65,754	$30,828
Interest and dividends on taxable investment securities	4,419	4,064
Interest and dividends on tax-exempt investment securities	6	7
Interest on deposits with other banks	960	163
Total interest income	71,139	35,062

INTEREST EXPENSE
Interest on deposits	28,497	7,281
Interest on short-term borrowings	56	1,361
Interest on long-term borrowings	1,451	756
Total interest expense	30,004	9,398

NET INTEREST INCOME	41,135	25,664
Provision for credit losses	407	1,213

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	40,728	24,451

NONINTEREST INCOME
Service charges on deposit accounts	1,507	1,213
Trust and investment fee income	734	432
Interchange credits	1,587	1,212
Mortgage-banking revenue	801	977
Title Company revenue	78	137
Other noninterest income	1,860	1,363
Total noninterest income	6,567	5,334

NONINTEREST EXPENSE
Salaries and wages	11,852	8,684
Employee benefits	4,097	2,921
Occupancy expense	2,416	1,619
Furniture and equipment expense	904	534
Data processing	2,867	1,798
Directors' fees	295	250
Amortization of other intangible assets	2,576	441
FDIC insurance premium expense	1,150	371
Other real estate owned expenses, net	—	(1)
Legal and professional fees	1,599	750
Fraud losses (1)	4,502	67
Merger-related expenses	—	691
Other noninterest expenses	4,440	2,768
Total noninterest expense	36,698	20,893
Income before income taxes	10,597	8,892
Income tax expense	2,413	2,435
NET INCOME	$8,184	$6,457

Basic and diluted net income per common share	$0.25	$0.32
Dividends paid per common share	$0.12	$0.12
____________________________________
(1)Fraud losses includes $4.3 million of credit card fraud losses for the quarter ended March 31, 2024.
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For Three Months Ended March 31,
(In thousands)	2024	2023

Net income	$8,184	$6,457

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on available-for-sale-securities	(776)	1,183
Tax effect	212	(323)
Total other comprehensive income (loss)	(564)	860
Comprehensive income	$7,620	$7,317
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2024 and 2023

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, January 1, 2024	$332	$356,007	$162,290	$(7,494)	$511,135
Net income	—	—	8,184	—	8,184
Other comprehensive loss	—	—	—	(564)	(564)
Common shares issued for employee stock purchase plan	—	103	—	—	103
Stock-based compensation	—	354	—	—	354
Cash dividends declared	—	—	(3,984)	—	(3,984)
Balances, March 31, 2024	$332	$356,464	$166,490	$(8,058)	$515,228

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) - Continued

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balances, January 1, 2023	$199	$201,494	$171,613	$(9,021)	$364,285
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(7,818)	—	(7,818)
Net Income	—	—	6,457	—	6,457
Other comprehensive income	—	—	—	860	860
Common shares issued for employee stock purchase plan	—	87	—	—	87
Stock-based compensation	—	155	—	—	155
Cash dividends declared	—	—	(2,388)	—	(2,388)
Balances, March 31, 2023	$199	$201,736	$167,864	$(8,161)	$361,638
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Three Months Ended March 31,
(In thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,184	$6,457
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(3,753)	(646)
Provision for credit losses	407	1,213
Depreciation and amortization	4,099	1,383
Net amortization of securities	43	249
Amortization of debt issuance costs	31	31
Gain on mortgage banking activities	(820)	(719)
Proceeds from sale of mortgage loans held for sale	22,737	21,947
Originations of loans held for sale	(27,257)	(20,710)
Stock-based compensation expense	354	155
Deferred income tax expense (benefit)	1,941	(126)
Loss on valuation adjustments on mortgage servicing rights	223	82
Valuation adjustments on premises transferred to held for sale	—	225
Gain on sales and valuation adjustments on other real estate owned	—	(3)
Fair value adjustments on loans held for investments, at fair value	210	(195)
Fair value adjustment on equity securities	61	(17)
Bank owned life insurance income	(592)	(364)
Net changes in:
Accrued interest receivable	(324)	1,291
Other assets	(1,508)	(1,408)
Accrued interest payable	(1,353)	320
Other liabilities	(296)	2,055
Net cash provided by operating activities	2,387	11,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	3,849	3,175
Proceeds from maturities and principal payments of investment securities held to maturity	9,215	10,017
Purchases of investment securities available for sale	(59,431)	—
Purchases of equity securities	(39)	(8)
Purchase of restricted securities	(5,973)	(11,421)
Net change in loans	(5,984)	(111,681)
Purchases of premises and equipment	(1,773)	(619)
Proceeds from sales of other real estate owned	—	21
Redemption of restricted securities	6,010	7,523
Purchases of bank owned life insurance	(25)	(129)
Net cash (used in) investing activities	$(54,151)	$(103,122)

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

	For Three Months Ended March 31,
(In thousands)	2024	2023

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	$(57,357)	$(53,336)
Interest-bearing deposits	(144,851)	38,249
Short-term borrowings	—	91,500
Common stock dividends paid	(3,984)	(2,388)
Issuance of common stock	103	87
Net cash (used in) provided by financing activities	(206,089)	74,112
Net decrease in cash and cash equivalents	(257,853)	(17,790)
Cash and cash equivalents at beginning of period	372,413	55,499
Cash and cash equivalents at end of period	$114,560	$37,709

Supplemental cash flows information:
Interest paid	$30,728	$12,711
Income taxes paid	$87	$215
Recognition (remeasurement of) lease liabilities arising from right-of-use assets	$71	$(5)
Transfers from loans to repossessed properties	$1,845	$—
Unrealized (losses) gains on securities available for sale	$(776)	$1,183
Unsettled securities transaction	$14,083	$—
Transfer of premises to held for sale (included in other assets)	$—	$750
See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)
Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at March 31, 2024, the consolidated results of income and comprehensive income for the three months ended March 31, 2024 and 2023, changes in stockholders’ equity for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023, have been included. All such adjustments were of a normal recurring nature. The amounts as of December 31, 2023 were derived from the 2023 audited financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2023 ( the “2023 Annual Report”).. For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.
When used in these notes, the term “the Company” refers to Shore Bancshares, Inc. and, unless the context requires otherwise, its consolidated subsidiaries, Shore United Bank, N.A. (the “Bank”) and Mid-Maryland Title Company, Inc. (the “Title Company”).
Recent Accounting Pronouncements
ASU Update 2023-09 – In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.
ASU Update 2023-07 – In November 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision mark (CODM), an amount for other segment items by reportable segment and a description of its composition, all annual disclosures required by FASB ASU Topic 280 in interim periods as well, and the title and position of the CODM and how the CODM uses the reported measures. Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoptions permitted. The amendments should be applied retrospectively. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements.
ASU Update 2023-06 – In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU incorporates certain U.S. Securities and Exchange Commission (SEC) disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.
ASU Update 2023-05 – In August 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-05, “Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement.” This ASU applies to the formation of entities that meet the definition of a joint venture (or a corporate joint venture) as defined in the FASB Accounting Standards Codification Master Glossary. While joint ventures are defined in the Master Glossary, there has been no specific guidance in the Codification that applies to the formation accounting by a joint venture in its separate financial statements. The amendments in the ASU require that a joint venture apply a new basis of accounting upon formation. As a result, a newly formed joint venture, upon formation, would initially measure its assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance). This ASU is effective on a prospective basis for all joint ventures with a formation date on or after January 1, 2025. Early adoption of ASU No. 2023-05 is permitted in any interim or annual period in which financial statements have not yet been issued (or made available for issuance). A joint venture that elects to early adopt may apply ASU No. 2023-05 either prospectively or retrospectively. The Company does not expect the adoption of ASU 2023-05 to have a material impact on its consolidated financial statements.
ASU Update 2023-03 – In July 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718).” This ASU amends the FASB Accounting Standards Codification for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

Note 2 – Business Combinations
On July 1, 2023 (the “Acquisition Date”), the Company completed the acquisition of TCFC, a Maryland corporation, in accordance with the definitive agreement that was entered into on December 14, 2022, by and among the Company and TCFC. The primary reasons for the merger included: expansion of the branch network and commanding market share positions in attractive Maryland markets and a growing presence in Virginia and Delaware; attractive low-cost funding base; strong cultural alignment and a deep commitment to stockholders, customers, employees, and communities served by the Company and TCFC, meaningful value creation to shareholders; and increased trading liquidity for both companies and increased dividends for TCFC shareholders. In connection with the completion of the merger, former TCFC shareholders received 2.3287 shares of the Company’s common stock. The value of the total transaction consideration was approximately $153.6 million. The consideration included the issuance of 13,201,693 shares of the Company’s common stock, which had a value of $11.56 per share, which was the closing price of the Company’s common stock on June 30, 2023, the last trading day prior to the consummation of the acquisition. Also included in the total consideration were cash in lieu of any fractional shares, converted share-based payment awards, and debt of TCFC that was effectively settled upon closing.
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
____________________________________
(1)The Company held $500,000 in subordinated debt of TCFC. The debt was effectively settled.
(2)Represents the number of TCFC restricted stock units outstanding and the equity exchange ratio, further multiplied by the price per share of the Company’s common stock of $11.56 and the estimated ratio of the completed service period relative to the total service period of the underlying awards.
The acquired assets and assumed liabilities of TCFC were measured at fair value as of the Acquisition Date. Management made significant estimates and exercised significant judgement in accounting for the acquisition of TCFC. The following is a brief description of the valuation methodologies used to estimate the fair values of major categories of assets acquired and liabilities assumed. The Company utilized a valuation specialist to assist with the determination of fair values for certain acquired assets and assumed liabilities.
The Company recorded all loans acquired at the estimated fair value on the Acquisition Date with no carryover of the related allowance for credit losses. The Company determined the net discounted value of cash flows on gross loans totaling $1.9 billion, including 3,858 of Non-PCD loans and 323 PCD loans. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates and remaining balances. Valuations also considered default rates, loss severity estimates, and estimates related to expected prepayments over the contractual lives of the loans. The effect of the valuation process was a total net discount $120.9 million at the Acquisition Date.
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

Note 3 – Investment Securities
On January 1, 2023, the Company adopted ASC 326, which made changes to accounting for AFS debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires an ACL to be recorded on HTM debt securities measured at amortized cost. All securities information presented as of March 31, 2024 and as of December 31, 2023 are in accordance with ASC 326.
The following table summarizes the activity in the ACL on HTM securities.

(Dollars in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Balance, beginning of period	$94	$—
Other debt securities, provision for credit losses	22	163
Balance, end of period	$116	$163
A provision for credit losses of $22,000 and $0.2 million was recorded for the three months ended March 31, 2024 and March 31, 2023, respectively.
The following tables provide information on the amortized cost and estimated fair values of debt securities.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
March 31, 2024
U.S. Treasury and government agencies	$72,701	$8	$3,168	$69,541
Mortgage-backed-residential	111,780	20	8,174	103,626
Other debt securities	6,102	322	95	6,329
Total	$190,583	$350	$11,437	$179,496

December 31, 2023
U.S. Treasury and government agencies	$23,472	$5	$3,002	$20,475
Mortgage-backed-residential	91,280	5	7,258	84,027
Other debt securities	6,080	59	120	6,019
Total	$120,832	$69	$10,380	$110,521
No AFS securities were sold during the three months ended March 31, 2024 and 2023.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity securities:
March 31, 2024
U.S. Treasury and government agencies	$143,215	$—	$11,172	$132,043	$—
Mortgage-backed-residential	348,754	—	47,343	301,411	—
States and political subdivisions	1,469	44	24	1,489	—
Other debt securities	10,500	—	1,185	9,315	116
Total	$503,938	$44	$59,724	$444,258	$116

December 31, 2023
U.S. Treasury and government agencies	$143,442	$—	$10,377	$133,065	$—
Mortgage-backed-residential	357,870	—	43,864	314,006	—
States and political subdivisions	1,470	57	19	1,508	—
Other debt securities	10,500	—	1,249	9,251	94
Total	$513,282	$57	$55,509	$457,830	$94

Equity securities with an aggregate fair value of $5.7 million at March 31, 2024 and $5.7 million at December 31, 2023 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled gain of $61,000 for the three months ended March 31, 2024 and loss of $17,000 for the three months ended March 31, 2023, respectively.
Credit Quality Information
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at March 31, 2024 or December 31, 2023. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being sub-debt of other banks.
The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of March 31, 2024.

	March 31, 2024
	Investment Grade
(Dollars in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agencies	$139,543	$—	$—	$—	$—	$3,672	$143,215
Mortgage-backed-residential	348,754	—	—	—	—	—	348,754
States and political subdivisions	—	1,469	—	—	—	—	1,469
Other debt securities	—	—	4,000	4,000	500	2,000	10,500
Total held-to maturity securities	$488,297	$1,469	$4,000	$4,000	$500	$5,672	$503,938
The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of December 31, 2023.

	December 31, 2023
	Investment Grade
(Dollars in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agencies	$140,761	$—	$—	$—	$—	$2,681	$143,442
Mortgage-backed securities	357,870	—	—	—	—	—	357,870
Obligations of states and political subdivisions	—	1,470	—	—	—	—	1,470
Other debt securities	—	—	4,000	4,000	500	2,000	10,500
Total held-to-maturity securities	$498,631	$1,470	$4,000	$4,000	$500	$4,681	$513,282
The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2024
Available-for-sale securities:
U.S. Treasury and government agencies	$196	$1	$17,278	$3,167	$17,474	$3,168
Mortgage-backed-residential	33,688	526	63,243	7,648	96,931	8,174
Other debt securities	—	—	1,913	95	1,913	95
Total	$33,884	$527	$82,434	$10,910	$116,318	$11,437

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available-for-sale securities:
U.S. Treasury and government agencies	$74	$—	$17,750	$3,002	$17,824	$3,002
Mortgage-backed-residential	24,405	150	52,864	7,108	77,269	7,258
Other debt securities	—	—	1,890	120	1,890	120
Total	$24,479	$150	$72,504	$10,230	$96,983	$10,380
There were 115 AFS debt securities with a fair value below the amortized cost basis, totaling $11.4 million of aggregate fair value as of March 31, 2024. The Company concluded that a credit loss does not exist in its AFS securities portfolio as of March 31, 2024, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-back securities are issued by either U.S. government agencies or U.S. government sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All HTM and AFS securities were current with no securities past due or on nonaccrual as of March 31, 2024.
The Company has securities which have been pledged as collateral for obligations to federal, state, and local government agencies, and other purpose as required or permitted by law, or sold under agreements to repurchase. At March 31, 2024, the carrying value of pledged AFS securities was $53.1 million and $195.8 million of pledged HTM securities. The comparable amounts for December 31, 2023 were $54.5 million and $185.9 million, respectively.
There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at March 31, 2024 or December 31, 2023.
The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at March 31, 2024.

	Available for sale		Held to maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$51,911	$51,915	$7,000	$6,947
Due after one year through five years	16,189	15,075	129,497	121,031
Due after five years through ten years	42,049	39,399	39,125	35,652
Due after ten years	80,434	73,107	328,316	280,628
Total	$190,583	$179,496	$503,938	$444,258
The maturity dates for debt securities are determined using contractual maturity dates.

Note 4 – Loans and Allowance for Credit Losses
On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the most significant accounting policies that the Company follows see Note 1 – Summary of Significant Accounting Policies of the Company’s 2023 Annual Report.
The Company makes residential mortgage, commercial, and consumer loans to customers primarily in Anne Arundel County, Baltimore County, Charles County, Calvert County, St Mary’s County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent and Sussex County, Delaware and in Accomack County, Stafford County, Spotsylvania County and Fredericksburg City in Virginia. The following table provides information about the principal classes of the loan portfolio at March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	% of Total Loans	December 31, 2023	% of Total Loans
Construction	$299,133	6.43%	$299,000	6.44%
Residential real estate	1,515,134	32.59%	1,490,438	32.11%
Commercial real estate	2,272,867	48.90%	2,286,154	49.27%
Commercial	229,594	4.94%	229,939	4.95%
Consumer	325,076	6.99%	328,896	7.09%
Credit Cards	6,921	0.15%	6,583	0.14%
Total loans	4,648,725	100.00%	4,641,010	100.00%
Allowance for credit losses on loans	(57,336)		(57,351)
Total loans, net	$4,591,389		$4,583,659
Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Included in loans were deferred costs, net of fees, of $2.4 million and $2.2 million at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023 included in total loans were $1.6 billion and $1.6 billion in loans acquired as part of the acquisition of TCFC, effective July 1, 2023. These balances were presented net of the related discount which totaled $104.2 million and $108.4 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, included in total loans were $289.0 million and $297.9 million in loans, acquired as part of the acquisition of Severn Bancorp, Inc. (“Severn”), effective October 31, 2021. These balances were presented net of the related discount which totaled $4.4 million and $4.7 million at March 31, 2024 and December 31, 2023, respectively.
At March 31, 2024, the Bank was servicing $371.1 million in loans for the Federal National Mortgage Association and $117.8 million in loans for Freddie Mac.
The following table provides information on nonaccrual loans by loan class as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	Non-accrual with no allowance for credit loss	Non-accrual with an allowance for credit loss	Total Non-accruals
March 31, 2024
Nonaccrual loans:
Construction	$—	$476	$476
Residential real estate	4	6,379	6,383
Commercial real estate	—	3,643	3,643
Commercial	1,209	147	1,356
Consumer	694	224	918
Total	$1,907	$10,869	$12,776

Interest income	$187	$33	$220

(Dollars in thousands)	Non-accrual with no allowance for credit loss	Non-accrual with an allowance for credit loss	Total Non-accruals
December 31, 2023
Nonaccrual loans:
Construction	$626	$—	$626
Residential real estate	5,865	480	6,345
Commercial real estate	4,364	—	4,364
Commercial	176	368	544
Consumer	216	689	905
Total	$11,247	$1,537	$12,784

Interest income	$399	$53	$452

(Dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accruals
March 31, 2024
Nonaccrual loans:
Construction	$210	$266	$476
Residential real estate	3,718	2,665	6,383
Commercial real estate	940	2,703	3,643
Commercial	51	1,305	1,356
Consumer	918	—	918
Total	$5,837	$6,939	$12,776

(Dollars in thousands)	Non-accrual Delinquent Loans	Non-accrual Current Loans	Total Non-accruals
December 31, 2023
Nonaccrual loans:
Construction	$221	$405	$626
Residential real estate	4,137	2,208	6,345
Commercial real estate	1,215	3,149	4,364
Commercial	28	516	544
Consumer	903	2	905
Total	$6,504	$6,280	$12,784
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
Consumer credit cards are monitored based on a borrower payment history. Credit card loans are classified as performing and are typically charged off no later than 180 days past due when, in the opinion of management, the collection of principal or interest is considered doubtful.
Loans subject to risk ratings are graded on a scale of one to ten.
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
Rating 10 – Loss – Loss assets are uncollectible or of little value.

The following tables provides information on loan risk ratings as of March 31, 2024 and gross write-offs during the three months ended March 31, 2024.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
(Dollars in thousands)	Prior	2020	2021	2022	2023	2024
March 31, 2024
Construction
Pass	$38,125	$14,343	$25,261	$87,793	$112,241	$12,386	$7,890	$617	$298,656
Substandard	62	—	—	415	—	—	—	—	477
Total	$38,187	$14,343	$25,261	$88,208	$112,241	$12,386	$7,890	$617	$299,133
Gross Charge-offs	$—	$—	$(12)	$—	$—	$—	$—	$—	$(12)

Residential real estate
Pass	$370,852	$102,832	$250,832	$400,047	$238,040	$23,294	$107,384	$12,880	$1,506,161
Special Mention	403	552	498	—	—	—	182	—	1,635
Substandard	5,922	—	—	—	—	—	1,416	—	7,338
Total	$377,177	$103,384	$251,330	$400,047	$238,040	$23,294	$108,982	$12,880	$1,515,134
Gross Charge-offs	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Commercial real estate
Pass	$843,547	$306,361	$418,343	$428,863	$211,540	$23,024	$15,782	$—	$2,247,460
Special Mention	11,383	—	5,474	4,418	—	—	166	—	21,441
Substandard	3,437	—	529	—	—	—	—	—	3,966
Total	$858,367	$306,361	$424,346	$433,281	$211,540	$23,024	$15,948	$—	$2,272,867
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$33,571	$14,629	$55,492	$35,027	$29,904	$10,915	$46,160	$394	$226,092
Special Mention	135	—	—	1,514	580	—	500	70	2,799
Substandard	402	—	—	—	—	—	301	—	703
Total	$34,108	$14,629	$55,492	$36,541	$30,484	$10,915	$46,961	$464	$229,594
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$1,355	$12,829	$71,502	$136,759	$82,331	$17,387	$677	$—	$322,840
Special Mention	—	—	—	—	1,317	—	—	—	1,317
Substandard	8	7	12	783	108	—	1	—	919
Total	$1,363	$12,836	$71,514	$137,542	$83,756	$17,387	$678	$—	$325,076
Gross Charge-offs	$(226)	$—	$(46)	$(238)	$—	$(15)	$—		$(525)

Total
Pass	$1,287,450	$450,994	$821,430	$1,088,489	$674,056	$87,006	$177,893	$13,891	$4,601,209
Special Mention	11,921	552	5,972	5,932	1,897	—	848	70	27,192
Substandard	9,831	7	541	1,198	108	—	1,718	—	13,403
Total loans by risk category	$1,309,202	$451,553	$827,943	$1,095,619	$676,061	$87,006	$180,459	$13,961	$4,641,804

Total gross charge-offs	$(227)	$—	$(58)	$(238)	$—	$(15)	$—	$—	$(538)

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
(Dollars in thousands)	Prior	2020	2021	2022	2023	2024
March 31, 2024
Credit Cards
Performing	$—	$—	$—	$—	$—	$—	$6,921	$—	$6,921
Total	$—	$—	$—	$—	$—	$—	$6,921	$—	$6,921
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$(116)	$—	$(116)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$6,921	$—	$6,921

Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(116)	$—	$(116)

Total Recorded Investment	$1,309,202	$451,553	$827,943	$1,095,619	$676,061	$87,006	$187,380	$13,961	$4,648,725
The following tables provides information on loan risk ratings as of December 31, 2023 and gross write-offs during twelve months ended December 31, 2023.

	Term Loans by Origination Year						Revolving loans	Revolving converted to term loans	Total
(Dollars in thousands)	Prior	2019	2020	2021	2022	2023
December 31, 2023
Construction
Pass	$23,450	$15,721	$14,773	$34,325	$101,426	$100,620	$8,056	$—	$298,371
Substandard	199	—	—	12	418	—	—	—	629
Total	$23,649	$15,721	$14,773	$34,337	$101,844	$100,620	$8,056	$—	$299,000
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$317,528	$54,387	$105,269	$251,269	$392,378	$239,914	$119,777	$874	$1,481,396
Special Mention	154	256	564	503	—	—	192	—	1,669
Substandard	6,000	—	—	—	—	—	1,373	—	7,373
Total	$323,682	$54,643	$105,833	$251,772	$392,378	$239,914	$121,342	$874	$1,490,438
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$(119)	$—	$(119)

Commercial real estate
Pass	$670,042	$190,753	$311,980	$426,750	$428,240	$210,915	$14,873	$2,138	$2,255,691
Special Mention	14,986	331	—	5,501	4,446	—	100	409	25,773
Substandard	2,119	2,029	—	542	—	—	—	—	4,690
Total	$687,147	$193,113	$311,980	$432,793	$432,686	$210,915	$14,973	$2,547	$2,286,154
Gross Charge-offs	$(512)	$—	$(814)	$—	$—	$—	$—	$—	$(1,326)

Commercial
Pass	$23,771	$12,946	$14,464	$41,621	$35,897	$27,901	$49,160	$22,284	$228,044
Special Mention	143	—	—	425	—	—	251	—	819
Substandard	160	69	—	—	487	—	314	46	1,076
Total	$24,074	$13,015	$14,464	$42,046	$36,384	$27,901	$49,725	$22,330	$229,939
Gross Charge-offs	$(1)	$—		$—	$—	$—	$—	$(242)	$(243)

Consumer
Pass	$621	$961	$14,158	$76,629	$143,507	$91,415	$699	$—	$327,990
Special Mention	—	—	—	—	—	—	2	—	2
Substandard	—	38	5	80	780	—	1	—	904
Total	$621	$999	$14,163	$76,709	$144,287	$91,415	$702	$—	$328,896
Gross Charge-offs	$(522)	$—	$(16)	$(17)	$(8)	$(4)	$(7)	$—	$(574)

Total
Pass	$1,035,412	$274,768	$460,644	$830,594	$1,101,448	$670,765	$192,565	$25,296	$4,591,492
Special Mention	15,283	$587	$564	$6,429	$4,446	$—	$545	$409	28,263
Substandard	8,478	2,136	5	634	1,685	—	1,688	46	14,672
Total loans by risk category	$1,059,173	$277,491	$461,213	$837,657	$1,107,579	$670,765	$194,798	$25,751	$4,634,427

Total gross charge-offs	$(1,035)	$—	$(830)	$(17)	$(8)	$(4)	$(126)	$(242)	$(2,262)

Credit Cards
Performing	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583
Total	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$(111)	$—	$(111)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583

Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(111)	$—	$(111)

Total Recorded Investment	$1,059,173	$277,491	$461,213	$837,657	$1,107,579	$670,765	$201,381	$25,751	$4,641,010
The following tables provide information on the aging of the loan portfolio as of March 31, 2024 and December 31, 2023.

	Accruing
(Dollars in thousands)	30‑59 days past due	60‑89 days past due	30-89 days past due and not accruing	90 days past due and still accruing	90 days past due and not accruing	Total past due	Current Accrual Loans (1)	Current Non Accrual Loans	Total
March 31, 2024
Construction	$—	$—	$—	$—	$210	$210	$298,657	$266	$299,133
Residential real estate	2,930	354	723	145	2,995	7,147	1,505,322	2,665	1,515,134
Commercial real estate	433	—	—	—	940	1,373	2,268,791	2,703	2,272,867
Commercial	2,137	—	—	—	51	2,188	226,101	1,305	229,594
Consumer	2,200	138	24	1,317	894	4,573	320,503	—	325,076
Credit Cards	58	89	—	98	—	245	6,676	—	6,921
Total	$7,758	$581	$747	$1,560	$5,090	$15,736	$4,626,050	$6,939	$4,648,725

Percent of total loans	0.17%	0.01%	0.02%	0.03%	0.11%	0.34%	99.51%	0.15%	100.0%
(1)Includes loans measured at fair value of $9.7 million at March 31, 2024.

	Accruing
(Dollars in thousands)	30‑59 days past due	60‑89 days past due	30-89 days past due and not accruing	90 days past due and still accruing	90 days past due and not accruing	Total past due	Current Accrual Loans (1)	Current Non accrual Loans	Total
December 31, 2023
Construction	$1,919	$—	$—	$—	$220	$2,139	$296,456	$405	$299,000
Residential real estate	2,420	271	1,469	108	2,668	6,936	1,481,294	2,208	1,490,438
Commercial real estate	16	—	—	—	1,222	1,238	2,281,767	3,149	2,286,154
Commercial	48	—	—	488	28	564	228,859	516	229,939
Consumer	3,224	1,391	24	—	879	5,518	323,376	2	328,896
Credit cards	$35	$36	$—	$142	$—	$213	$6,370	$—	$6,583
Total	$7,662	$1,698	$1,493	$738	$5,017	$16,608	$4,618,122	$6,280	$4,641,010

Percent of total loans	0.17%	0.04%	0.03%	0.02%	0.11%	0.37%	99.50%	0.13%	100.00%
(1)Includes loans measured at fair value of $9.9 million at December 31, 2023.

The following tables provide a summary of the activity in the ACL allocated by loan class for the three months ended March 31, 2024 and March 31, 2023. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For three months ended March 31, 2024
Construction	$3,935	$(12)	$2	$(10)	$(367)	$3,558
Residential real estate	21,949	(1)	2	1	(1,182)	20,768
Commercial real estate	20,975	—	—	—	275	21,250
Commercial	2,671	—	1	1	207	2,879
Consumer (1)	7,601	(525)	76	(449)	1,530	8,682
Credit Card	220	(116)	8	(108)	87	199
Total	$57,351	$(654)	$89	$(565)	$550	$57,336
(1)Gross charge-offs of consumer loans for the three months ended March 31, 2024 included $0.2 million of demand deposit overdrafts.

(Dollars in thousands)	Beginning Balance	Impact of ASC326 Adoption	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For Three Months Ended March 31, 2023
Construction	$2,973	$1,222	$—	$3	$3	$(1,509)	$2,689
Residential real estate	2,622	4,974	—	31	31	1,120	8,747
Commercial real estate	4,899	3,742	—	—	—	1,217	9,858
Commercial	1,652	401	(107)	53	(54)	(139)	1,860
Consumer	4,497	452	—	—	—	361	5,310
Total	$16,643	$10,791	$(107)	$87	$(20)	$1,050	$28,464
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment.

	March 31, 2024
(Dollars in thousands)	Real Estate Collateral	Other Collateral	Total
Construction	$477	$—	$477
Residential real estate	19,272	—	19,272
Commercial real estate	5,197	—	5,197
Commercial	—	733	733
Consumer	—	918	918
Total	$24,946	$1,651	$26,597

	December 31, 2023
(Dollars in thousands)	Real Estate Collateral	Other Collateral	Total
Construction	$662	$—	$662
Residential real estate	8,047	—	8,047
Commercial real estate	6,134	—	6,134
Commercial	—	1,106	1,106
Consumer	—	904	904
Total	$14,843	$2,010	$16,853
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended March 31, 2024.

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
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during three months ended March 31, 2024, and there were no modifications to loans for borrowers experiencing financial difficulty during the three months ended March 31, 2023.

(dollars in thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Portfolio Segment
March 31, 2024
Construction	$—	$—	$—	$—	$—	$—	—%
Residential real estate	—	—	—	—	—	—	—%
Residential rentals	—	—	—	—	—	—	—%
Commercial real estate	117	—	—	—	—	117	0.01%
Commercial	232	—	—	—	—	232	0.10%
Consumer	—	—	—	—	—	—	—%
Credit Cards	—	—	—	—	—	—	—%
Total	$349	$—	$—	$—	$—	$349	0.01%

The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024, and there were no modifications to loans for borrowers experiencing financial difficulty during the three months ended March 31, 2023.

(dollars in thousands)	Weighted-Average Months of Term Extension
March 31, 2024
Commercial real estate	12 months
Commercial	12 months

During the three months ended March 31, 2024 and March 31, 2023, there were no defaults on loan modifications made to borrowers experiencing financial difficulty.

The following table present the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of March 31, 2024, and there were no loan modifications made to borrowers experiencing financial difficulty at March 31, 2023.

	Accruing
(Dollars in thousands)	30‑59 days past due	60‑89 days past due	90 days past due and still accruing	90 days past due and not accruing	Total past due	Current Accrual	Current Non-Accrual	Total Recorded Investment
March 31, 2024
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	117	117
Commercial	—	—	—	—	—	—	232	232
Consumer	—	—	—	—	—	—	—	—
Credit Cards	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$349	$349

Foreclosure Proceedings
There were $0.2 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of March 31, 2024 and $0.2 million as of December 31, 2023, respectively. There were no residential real estate properties included in the balance of other real estate owned (“OREO”) at March 31, 2024 and December 31, 2023.

Note 5 – Goodwill and Other Intangibles
The following table provides information on the significant components of goodwill and other acquired intangible assets at March 31, 2024 and December 31, 2023.

	March 31, 2024
(Dollars in thousands)	Gross Carrying Amount	Additions	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Goodwill	$65,476	$—	$(1,543)	$(667)	$63,266	0.0 years

Other intangible assets
Amortizable
Core deposit intangible	$59,151	$—	$—	$(13,636)	$45,515	3.7 years
Total other intangible assets	$59,151	$—	$—	$(13,636)	$45,515

	December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Additions	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Goodwill	$65,476	$—	$(1,543)	$(667)	$63,266	0.0 years

Other intangible assets
Amortizable
Core deposit intangible	$10,503	48,648	$—	$(11,061)	$48,090	3.7 years
Total other intangible assets	$10,503	$48,648	$—	$(11,061)	$48,090
The aggregate amortization expense was $2.6 million for the three months ended March 31, 2024 and $0.4 million for the three months ended March 31, 2023.
At March 31, 2024, estimated future remaining amortization for amortizing core deposit intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2024	$7,204
2025	8,589
2026	7,398
2027	6,208
2028	5,060
Thereafter	11,056
Total amortizing intangible assets	$45,515

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
The following tables present information about the Company’s leases.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Lease liabilities	$12,552	$12,857
Right-of-use assets	$12,153	$12,487
Weighted average remaining lease term	10.72 years	10.88 years
Weighted average discount rate	3.24%	3.24%
Remaining lease term - min	0.14 years	0.39 years
Remaining lease term - max	17.43 years	17.68 years

	Three Months Ended March 31,
Lease cost (in thousands)	2024	2023
Operating lease cost	$492	$340
Total lease cost	$492	$340

Cash paid for amounts included in the measurement of lease liabilities	$462	$322
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of March 31, 2024
Nine months ending December 31, 2024	$1,347
2025	1,642
2026	1,600
2027	1,472
2028	1,419
Thereafter	7,261
Total undiscounted cash flows	$14,741
Discount	2,189
Lease liabilities	$12,552
Total gross rental income was $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.
The following table presents our minimum future annual rental income on such leases as of March 31, 2024.

(In thousands)	As of March 31, 2024
Nine months ending December 31, 2024	$635
2025	854
2026	876
2027	562
2028	578
Thereafter	2,438
Total	$5,943

Note 7 - Deposits
Deposits consist of the following categories as of the dates indicated:

(dollars in thousands)	March 31, 2024		December 31, 2023
	Balance	%	Balance	%
Noninterest-bearing demand	$1,200,680	23.15%	$1,258,037	23.36%
Interest-bearing:
Demand	1,101,954	21.26%	1,165,546	21.64%
Money market deposits	1,358,205	26.20%	1,430,603	26.56%
Savings	354,098	6.83%	347,324	6.45%
Certificates of deposit	1,169,342	22.56%	1,184,610	21.99%
Total interest-bearing	3,983,599	76.85%	4,128,083	76.64%

Total Deposits	$5,184,279	100.00%	$5,386,120	100.00%
At March 31, 2024, the scheduled contractual maturities of certificates of deposit are as follows:

(dollars in thousands)	March 31, 2024
Within one year	$1,023,551
Year 2	111,651
Year 3	16,812
Year 4	11,048
Year 5	6,276
Thereafter	4
$1,169,342
The aggregate amount of certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 at March 31, 2024 and December 31, 2023 was $371.0 million and $354.6 million, respectively.

Note 8 - Borrowings
Long-term debt consisted of the following:

(dollars in thousands)	March 31, 2024	December 31, 2023	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
September 2030 Subordinated Debentures	$25,000	$25,000	2020	2030	2025	5.375% through September 2025, 3-month SOFR + 5.265% thereafter
October 2030 Subordinated Debentures	19,500	19,500	2020	2030	2025	4.75% through October 2025, 3-month SOFR + 4.58% thereafter
Total subordinated debentures	44,500	44,500

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.00%
Tri-County Capital Trust I	7,000	7,000	2004	2034		90-day SOFR + 2.60%
Tri-County Capital Trust II	5,000	5,000	2005	2035		90-day SOFR + 1.70%
Total trust preferred securities	32,619	32,619
Less net discount and unamortized issuance costs	(4,560)	(4,822)
Total long-term debt	$72,559	$72,297
At March 31, 2024, subordinated notes consisted of $25.0 million of long-term debt issued by the Company in August 2020, and $19.5 million of long-term debt assumed as a result of the merger with TCFC. The recorded balance of subordinated debt issued in 2021 and the assumed subordinated debt from TCFC, net of unamortized issuance costs and fair value discounts, respectively, were $24.8 million and $18.5 million, respectively.
The Company also assumed trust preferred securities in the aggregate of $32.6 million as a result of the merger with TCFC in the third quarter of 2023 and the acquisition of Severn in the fourth quarter of 2022. Trust preferred securities consisted of $20.6 million issued to Severn Capital Trust I, $7.0 million issued by Tri-County Capital Trust I and $5.0 million issued by Tri-County Capital Trust II. The recorded balance of the debt acquired from Severn at March 31, 2024 was $18.6 million, net of the unamortized fair value adjustment of $2.0 million. At March 31, 2024, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.4 million and $4.2 million, which are presented as net of the unamortized fair value adjustment of $0.6 million and $0.8 million, respectively.
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank (“FHLB”) to meet short-term liquidity needs. There were no outstanding borrowings from the Federal Home Loan Bank (“FHLB”) at March 31, 2024 and December 31, 2023. Further information on these obligations is provided in the Company’s 2023 Annual Report.
Note 9 - Stock-Based Compensation
At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 401,868 shares remained available for grant at March 31, 2024.
The Company assumed 3,977 shares of restricted stock and 90,783 of restricted stock units at a fair market value of $11.56 per share as a result of the merger with TCFC. The vesting period for the outstanding restricted stock grants is between three and five years. Restricted stock units and performance stock units vesting period is between one to three years. The recipients of the restricted stock units and performance stock units do not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units until the recipient becomes the record holder of those shares.

The following table summarizes restricted stock award and restricted stock unit activity for the Company under the 2016 Equity Plan for the three months ended March 31, 2024.

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	45,322	$15.42	165,055	$11.56	—	$—
Granted	5,326	13.14	53,279	11.31	43,651	11.32
Vested	(26,717)	17.30	(32,763)	11.56	—	—
Forfeited	—	—	(982)	11.56	—	—
Nonvested at end of period	23,931	$12.81	184,589	$11.49	43,651	$11.32
The fair value of restricted stock awards that vested during the first three months of 2024 and 2023 was $0.3 million and $0.5 million, respectively. The fair value of restricted stock units vested during the first three months of 2024 and 2023 was $0.4 million and zero.
Note 10 – Derivatives
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
The following table provides information pertaining to the carrying amounts of our derivative financial instruments at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset - IRLCs	$15,188	$233	$6,785	$110
Asset - TBA securities	4,750	10	1,000	2
Liability - IRLCs	198	1	—	—
Liability - TBA securities	19,750	108	18,000	176
Note 11 – Accumulated Other Comprehensive Income (Loss)
The Company records unrealized holding gains (losses), net of tax, on investment securities AFS as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
(Dollars in thousands)	Net Unrealized (Losses)	Net Unrealized Gains And (Losses)
Beginning of period	$(7,494)	$(9,021)
Other comprehensive (loss) income, net of tax	(564)	860
End of period	$(8,058)	$(8,161)

Note 12 – Regulatory Capital
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of March 31, 2024 and December 31, 2023, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of December 31, 2023, the most recent notification from our primary regulator categorized the Bank, as well capitalized under the regulatory framework for prompt corrective action. At March 31, 2024, there were no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.
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

Regulatory Capital and Ratios	Regulatory Minimum Ratio + CCB (1)	The Company		The Bank
(dollars in thousands)		March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Common equity		$515,228	$511,135	$579,520	$570,100
Goodwill(4)		(61,523)	(63,266)	(61,523)	(63,266)
Core deposit intangible (3)		(34,235)	(38,069)	(34,235)	(38,069)
DTAs that arise from net operating loss and tax credit carry forwards		(5,858)	(8,977)	(4,326)	(6,059)
AOCI losses		8,058	7,494	8,058	7,494
Common Equity Tier 1 Capital		421,670	408,317	487,494	470,200
TRUPs		29,237	29,158	—	—
Tier 1 Capital		450,907	437,475	487,494	470,200
Allowable reserve for credit losses and other Tier 2 adjustments		58,428	58,586	58,428	58,586
Subordinated notes		43,322	43,139	—	—
Tier 2 Capital		$552,657	$539,200	$545,922	$528,786

Risk-Weighted Assets ("RWA")		$4,729,930	$4,697,504	$4,723,872	$4,693,009
Average Assets ("AA")		$5,684,150	$5,649,116	$5,679,282	$5,644,930

Common Tier 1 Capital to RWA	7.00%	8.91%	8.69%	10.32%	10.02%
Tier 1 Capital to RWA	8.50%	9.53%	9.31%	10.32%	10.02%
Tier 2 Capital to RWA	10.50%	11.68%	11.48%	11.56%	11.27%
Tier 1 Capital to AA (Leverage) (2)	n/a	7.93%	7.74%	8.58%	8.33%
____________________________________
(1)The regulatory minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB").
(2)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. The PCA well capitalized is defined as 5.00%.
(3)Core deposit intangible is net of deferred tax liability.
(4)Goodwill is net of deferred tax liability as of March 31, 2024.
Bank and holding company regulations impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.
At March 31, 2024, the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

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

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2024
MSRs (1)	$5,821	Market Approach	Weighted average prepayment speed (PSA) (2)	147

IRLCs - net asset	$232	Market Approach	Range of pull through rate	79% - 100%
			Average pull through rate	96%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2023
MSRs (1)	$5,926	Market Approach	Weighted average prepayment speed (PSA) (2)	129

IRLCs - net asset	$110	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	98%
____________________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)PSA = Public Securities Association Standard Prepayment Model
The following table presents activity in MSRs for the three months ended March 31, 2024.

(Dollars in thousands)	Three Months Ended March 31, 2024
Beginning balance	$5,926
Servicing rights resulting from sales of loans	118
Valuation adjustment	(223)
Ending balance	$5,821
The following table presents activity in the IRLCs - net asset for the three months ended March 31, 2024.

(Dollars in thousands)	Three Months Ended March 31, 2024
Beginning balance	$110
Valuation adjustment	122
Ending balance	$232
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

The following tables present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023. No assets were transferred from one hierarchy level to another during the first three months of 2024 or 2023.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Assets:
Securities available for sale:
U.S. Government agencies	$69,541	$—	$69,541	$—
Mortgage-backed	103,626	—	103,626	—
Other debt securities	6,329	—	6,329	—
	179,496	—	179,496	—

Equity securities	5,681	—	5,681	—

TBA forward trades	10	—	10	—
Loans Held for Sale	13,767	—	13,767	—
Loans Held for Investment, at fair value	9,684	—	9,684	—
MSRs	5,821	—	—	5,821
IRLCs	233	—	—	233
Total assets at fair value	$214,692	$—	$208,638	$6,054

Liabilities:
IRLCs	$1	$—	$—	$1
TBA securities	108	—	108	—
Total liabilities at fair value	$109	$—	$108	$1

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Securities available for sale:
U.S. Government agencies	$20,475	$—	$20,475	$—
Mortgage-backed	84,027	—	84,027	—
Other debt securities	6,019	—	6,019	—
	110,521	—	110,521	—

Equity securities	5,703	—	5,703	—

TBA forward trades	2	—	2	—
Loans Held for Sale	8,782	—	8,782	—
Loans Held for Investment, at fair value	9,944	—	9,944	—
MSRs	5,926	—	—	5,926
IRLCs	110	—	—	110
Total assets at fair value	$140,988	$—	$134,952	$6,036

Liabilities:
TBA securities	$176	$—	$176	$—
Total liabilities at fair value	$176	$—	$176	$—
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
Repossessed Properties
The Company records repossessed assets at fair value on a nonrecurring basis. All repossessed properties are recorded at lower of the estimated fair value of the properties, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, nonrecurring fair value adjustments are recorded to reflect partial write-downs based on current appraised value of property. The Company considers any valuation inputs related to repossessed properties to be Level 3 inputs.
The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at March 31, 2024 and December 31, 2023. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average (1)
March 31, 2024
Nonrecurring measurements:
Individually evaluated collateral dependent loans	$17	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	99% 10%	99% 10%

Other real estate owned	$179	Appraisal of collateral(1)	Appraisal adjustment(2)	(0%) - (20%)	0%

Repossessed properties	$1,845	Appraisal of collateral(1)	Appraisal adjustment(2)	12% - 13%	13%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2023
Nonrecurring measurements:
Individually evaluated collateral dependent loan	$633	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	51% 10%	51% 10%

Other real estate owned	$179	Appraisal of collateral(1)	Appraisal adjustment(2)	0% - 20%	0%
_________________________________
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Note 14 – Fair Value of Financial Instruments
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
The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table. Fair values for March 31, 2024 and December 31, 2023 were estimated using an exit price notion.

March 31, 2024	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$114,560	$114,560	$114,560	$—	$—
Investment securities - AFS	179,496	179,496	—	179,496	—
Investment securities - HTM, net	503,822	444,258	—	444,258	—
Equity securities	5,681	5,681	—	5,681	—
Restricted securities	17,863	17,863	—	17,863	—
Loans held for sale	13,767	13,767	—	13,767	—
TBA derivatives trades	10	10	—	10	—
Cash surrender value on life insurance	102,321	102,321	—	102,321	—
Loans, at fair value	9,684	9,684	—	9,684	—
Loans, net	4,581,705	4,397,048	—	—	4,397,048
MSRs	5,821	5,821	—	—	5,821
IRLCs	233	233	—	—	233

Liabilities
Deposits:
Noninterest-bearing demand	$1,200,680	$1,200,680	$—	$1,200,680	$—
Checking plus interest	1,101,954	1,101,954	—	1,101,954	—
Money Market	1,358,205	1,358,205	—	1,358,205	—
Savings	353,213	353,213	—	353,213	—
Club	885	885	—	885	—
Certificates of Deposit	1,169,342	1,168,144	—	1,168,144	—
Subordinated debt, net	43,322	42,498	—	42,498	—
TRUPS, net	29,237	28,049	—	28,049	—
TBA Securities	108	108	—	108	—
IRLCs	1	1	—	—	1

December 31, 2023	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$372,413	$372,413	$372,413	$—	$—
Investment securities - AFS	110,521	110,521	—	110,521	—
Investment securities - HTM	513,188	457,830	—	457,830	—
Equity securities	5,703	5,703	—	5,703	—
Restricted securities	17,900	17,900	—	17,900	—
Loans held for sale	8,782	8,782	—	8,782	—
TBA securities	2	2	—	2	—
Cash surrender value on life insurance	101,704	101,704	—	101,704	—
Loans, at fair value	9,944	9,944	—	9,944	—
Loans, net	4,573,715	4,477,468	—	—	4,477,468
MSRs	5,926	5,926	—	—	5,926
IRLCs	110	110	—	—	110

Liabilities
Deposits:
Noninterest-bearing demand	$1,258,037	$1,258,037	$—	$1,258,037	$—
Checking plus interest	1,165,546	1,165,546	—	1,165,546	—
Money Market	1,430,603	1,430,603	—	1,430,603	—
Savings	347,324	347,324	—	347,324	—
Certificates of Deposit	1,184,610	1,184,447	—	1,184,447	—
Subordinated debt, net	43,139	42,579	—	42,579	—
TRUPS, net	29,158	28,266	—	28,266	—
TBA Securities	176	176	—	176	—
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
The following table provides information on commitments outstanding at March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$694,646	$613,266
Letters of credit	27,373	28,519
Total	$722,019	$641,785
The Company provides banking services to customers who do business in the cannabis industry. Prior to the second quarter of 2022, the Company restricted these businesses to include only those in the medical-use cannabis industry in the state of Maryland. During the second quarter of 2022, the Company expanded its cannabis banking program to include both medical and adult-use licensees in other states, with an initial offering to the Company’s existing Maryland customers with multi-state operations. While the Company is providing banking services to customers that are engaged in the growing, processing, and sales of cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate Federal laws. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally-insured financial institution being subject to such aiding and abetting liability, the strict enforcement of Federal laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the

Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of March 31, 2024, the Company had not accrued an amount for the potential impact of any such actions.
Following is a summary of the level of business activities with our cannabis industry customers:
•Deposit and loan balances at March 31, 2024 were approximately $227.6 million, or 4.4% of total deposits, and $73.7 million, or 1.6% of total gross loans, respectively.
•Interest and noninterest income for the three months ended March 31, 2024, were approximately $1.0 million and $0.3 million, respectively.
In the normal course of business, the Company may become involved in litigation arising from banking, financial, and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results, or liquidity.
Note 16 – Earnings Per Share
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

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023

Net Income	$8,184	$6,457

Average number of common shares outstanding	33,189	19,886
Dilutive effect of common stock equivalents	2	—
Average number of shares used to calculate diluted EPS	33,191	19,886

Anti-dilutive shares	1	—

Earnings per common share
Basic	$0.25	$0.32
Diluted	$0.25	$0.32
As of March 31, 2024 there were 1,000 and as of March 31, 2023 there were zero unvested common stock equivalents excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.
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
All contract issuance costs are expensed as incurred. We had no contract assets or liabilities at March 31, 2024.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,507	$1,213
Trust and investment fee income	734	432
Interchange income	1,587	1,212
Title Company revenue	78	137
Other noninterest income	803	794
Noninterest Income (in-scope of Topic 606)	4,709	3,788
Noninterest Income (out-of-scope of Topic 606)	1,858	1,546
Total Noninterest Income	$6,567	$5,334
Note 18 – Subsequent Events
On April 12, 2024 the Board of Directors determined that it is in the best interest of the Company to close two branches. Management is directed to close the Onley branch located in Onley, VA on or about July 17, 2024 and to close the Westgate branch located in Annapolis, MD on or about September 30, 2024.

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.
Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this Quarterly Report on Form 10Q are to Shore Bancshares, Inc. and its consolidated subsidiaries.
Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements. The statements contained herein that are not historical facts are forward-looking statements (as defined by the Private Securities Litigation Reform Act of 1995) based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management. These statements are evidenced by terms such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions. Although these statements reflect management’s good faith beliefs and projections, they are not guarantees of future performance and they may not prove true. These projections involve risk and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements:
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
Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with SEC and available at the SEC’s Internet site (http://www.sec.gov).
The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.

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
The most significant accounting policies that the Company follows are presented in Note 1 to the Notes to Consolidated Financial Statement included in the 2023 Annual Report. These policies, along with the disclosures presented in the notes to the financial statements and in this MD&A, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies for the allowance for credit losses (“ACL”) on loans, goodwill and bargain purchase gain, loans acquired in a business combination and income taxes are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.
Allowance for Credit Losses on Loans
The Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, as amended, on January 1, 2023 and in accordance with ASC 326, has recorded an ACL on loans carried at amortized cost. The ACL represents management’s best estimate of expected lifetime credit losses within the Company's loan portfolio as of the balance sheet date. The ACL is established through a provision for credit losses and is increased by recoveries of loans previously charged off. Loan losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. The calculation of expected credit losses is determined using cash flow methodology, and includes considerations of historical experience, current conditions, and reasonable and supportable economic forecasts that may affect collection of the recorded balances. The Company assesses an ACL to groups of loans which share similar risk characteristics or on an individual basis, as deemed appropriate. Changes in the ACL on loans, and as a result, the related provision for credit losses, can materially affect financial results. Although the overall balance is determined based on specific portfolio segments and individually assessed assets, the entire balance is available to absorb credit losses for loans in the portfolio.
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
Introduction
The following MD&A is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2023 Annual Report.
Shore Bancshares, Inc. is headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank, N.A. (the “Bank”). The Bank operates 42 full-service branches in Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County, Anne Arundel County, Charles County, St Mary's County, Calvert County and Worcester County in Maryland, Kent County and Sussex County in Delaware and Accomack County, Fredericksburg City, Stafford County and Spotsylvania County in Virginia. The Company through Wye Financial Partners, a department of the Bank, provides full-service investment and insurance solutions through our broker/dealer, LPL Financial. The Bank also offers wealth management solutions such as corporate trustee services and trust administration through Wye Trust, a division of the Bank. The Company also engages in title work for real estate transactions through its wholly-owned subsidiary, Mid-Maryland Title Company, Inc.
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

OVERVIEW
The Company’s net income for the first quarter of 2024 was $8.2 million or $0.25 per diluted common share compared to net income of $10.5 million or $0.32 per diluted common share for the fourth quarter of 2023, and net income of $6.5 million or $0.32 per diluted common share for the first quarter of 2023.
First Quarter 2024 Highlights:
•Return on Average Assets (“ROAA”) - The Company reported ROAA of 0.57% for the first quarter of 2024, compared to 0.72% and 0.75% for the fourth and first quarters of 2023, respectively.
•Stable Net Interest Margin - Net interest margin (“NIM”) remained relatively stable at 3.08% for the first quarter of 2024 from 3.09% for the fourth quarter of 2023. Excluding net accretion interest income of $3.6 million and $3.0 million for the same time periods, NIM decreased six basis points to 2.81% for the first quarter of 2024 from 2.87% for the fourth quarter of 2023.
•Deposit Costs - Decreases in rates on higher cost deposit relationships mitigated margin compression in the first quarter of 2024. For the month of March 2024, asset yields grew more quickly than funding costs which positively impacted the Company’s NIM and may position the Bank to see positive margin movement during the second quarter of 2024. As a result of decreased rates paid on some deposits and expected seasonal cash outflows in the first quarter of 2024, deposits decreased $201.8 million, or 3.7% to $5.2 billion at March 31, 2024 when compared to December 31, 2023. Liquidity remained relatively stable with the loan to deposit ratio modestly increasing from 86.2% at December 31, 2023 to 89.7% at March 31, 2024. The Bank had no brokered deposits or advances at March 31, 2024.
•Stable Credit Trends - The Company’s total nonperforming assets to total assets at March 31, 2024 was 0.28% compared to 0.23% at December 31, 2023. The Company’s credit quality metrics remain at historical lows with no signs of significant deterioration or systemic issues within its loan portfolios.
•Operational Efficiencies - Management continues to pursue opportunities to increase efficiencies and decrease expenses as a percentage of operating revenues. Following feasibility assessments, management decided to close two branches by the end of the third quarter. The Onley, VA branch should close on or about July 17, 2024 and the Westgate branch located in Annapolis, MD should close on or about September 30, 2024. Limited growth opportunities within the Eastern Shore of Virginia and a conscientious focus on profitability led to the decision to close the Onley branch. The Westgate branch has limited foot traffic and is located less than a mile from another SUB branch within the City of Annapolis. Customer disruption is expected to be limited. These closures are estimated to cost $0.2 million. The Company is expected to reduce four positions as part of these closings.
•Additionally, the Company plans to reduce professional office space located in Easton, MD. By the end of the third quarter, a newly renovated office building is expected to be put into service eliminating the need for two currently-occupied office buildings. In the second quarter, the Company expects to begin marketing for sale the two redundant office properties. Recent appraisals on these properties exceed the Bank’s cost bases resulting in no impairment. At the present time, the two properties remain in service, are not listed for immediate sale, and are classified as active assets on our balance sheet. Once these properties meet the accounting criteria they will be moved to held for sale.

SUMMARY OF OPERATING RESULTS
A comparison of the results of operations for the three months ended March 31, 2024 and March 31, 2023 is presented below.

	Unaudited (QTD)
	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
OPERATING DATA
Interest income	$71,139	$35,062
Interest expenses	30,004	9,398
Net interest income (“NII”)	41,135	25,664
Provision for credit loses	407	1,213
NII after provision for credit losses	40,728	24,451
Noninterest income	6,567	5,334
Noninterest expenses	36,698	20,893
Income before income tax taxes	10,597	8,892
Income tax expense	2,413	2,435
Net income	$8,184	$6,457

	Unaudited (QTD)
	Three Months Ended March 31,
(Dollars in thousands, except per share amounts)	2024	2023
KEY OPERATING RATIOS
Return on average assets (“ROAA”)	0.57%	0.75%
Return on average equity (“ROAE”)	6.38	7.25
Return on average tangible equity (“ROATCE”) Non-GAAP (1)	13.39	10.09
Average total equity to average total assets	8.93	10.30
Interest rate spread	2.34	2.69
Net interest margin	3.08	3.18
Efficiency ratio (2)	76.93	67.40
Non-interest income to average assets	0.46	0.62
Non-interest expense to average assets	2.56	2.42
Net operating expense to average assets (3)	2.10	1.80

COMMON SHARE DATA
Basic and diluted net income per common share	$0.25	$0.32
Cash dividends paid per common share	$0.12	$0.12
Common dividend payout ratio	48.00%	37.50%
____________________________________
(1)ROATCE is computed by dividing net earnings applicable to common stockholders by average tangible common stockholders' equity. ROATCE is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. Refer to Use of Non-GAAP Financial Measures for additional details.
(2)Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(3)Net operating expense is the sum of noninterest expense offset by noninterest income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
Summary of Financial Results
The Company reported net income for the three months ended March 31, 2024 of $8.2 million or $0.25 diluted earnings per share compared to net income of $6.5 million or diluted earnings per share of $0.32 for the three months ended March 31, 2023. The Company’s ROAA, ROACE1 and ROATCE2 were 0.57%, 6.38% and 13.39%, respectively, for the three months ended March 31, 2024 compared to 0.75%, 7.25% and 10.09%, respectively, for the three months ended March 31, 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Interest and dividend income	$71,139	$35,062	$36,077	102.89%
Interest expenses	30,004	9,398	20,606	219.26%
Net interest income	41,135	25,664	15,471	60.28%
Provision for credit losses	407	1,213	(806)	(66.45)%
Noninterest income	6,567	5,334	1,233	23.12%
Noninterest expenses	36,698	20,893	15,805	75.65%
Income before income taxes	10,597	8,892	1,705	19.17%
Income tax expense	2,413	2,435	(22)	(0.90)%
Net income	$8,184	$6,457	$1,727	26.75%
Net Interest Income
Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $41.2 million for the first quarter of 2024 and $25.7 million for the first quarter of 2023. The increase in net interest income when compared to the first quarter of 2023 was primarily due to the increase in interest and fees on loans, interest on deposits from other banks, a decrease in interest on short term borrowings partially offset by the increase in interest on deposits and interest on long-term borrowings all significantly impacted by the merger of equals with TCFC in the third quarter of 2023.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Interest and dividend income
Loans, including fees	$65,754	$30,828	$34,926	113.29%
Interest and dividends on investment securities	4,425	4,071	354	8.70%
Interest on deposits with banks	960	163	797	488.96%
Total Interest and Dividend Income	$71,139	$35,062	$36,077	102.89%

Interest Expenses
Deposits	$28,497	$7,281	$21,216	291.39%
Short-term borrowings	56	1,361	(1,305)	(95.89)%
Long-term debt	1,451	756	695	91.93%
Total Interest Expenses	$30,004	$9,398	$20,606	219.26%

Taxable-equivalent adjustment	$79	$40	$39	97.50%

Tax Equivalent Net Interest Income	$41,214	$25,704	$15,510	60.34%
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

	Three Months Ended March 31,			Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets
Loans (1), (2), (3)
Residential real estate	$1,361,636	$18,492	5.46%	$881,799	$10,507	4.83%
Commercial real estate	2,722,600	38,604	5.70	1,279,923	15,173	4.81
Commercial	219,884	4,097	7.49	142,797	1,819	5.17
Consumer	329,118	4,272	5.22	297,528	3,274	4.46
State and political	1,473	16	4.37	978	9	3.73
Credit Cards	7,457	167	9.01	—	—	—
Other	13,015	183	5.66	8,619	84	3.91
Total Loans	4,655,183	65,831	5.69	2,611,644	30,866	4.79

Investment securities:
Taxable	654,663	4,419	2.70	653,527	4,064	2.49
Tax-exempt (1)	660	8	4.85	666	9	5.41
Interest-bearing deposits	77,276	960	5.00	13,849	163	4.77
Total earning assets	5,387,782	71,218	5.32%	3,279,686	35,102	4.34%
Cash and due from banks	49,499			28,602
Other assets	395,023			228,054
Allowance for credit losses	(57,480)			(30,006)
Total assets	$5,774,824			$3,506,336

	Three Months Ended March 31,			Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-bearing liabilities
Demand deposits	$1,110,524	$6,362	2.30%	$694,894	$3,236	1.89%
Money market and savings deposits	1,669,074	10,160	2.45	1,004,553	2,374	0.96
Brokered deposits	20,465	251	4.93	—	—	—
Certificates of deposit $100,000 or more	762,210	7,675	4.05	241,436	1,076	1.81
Other time deposits	417,362	4,049	3.90	207,403	595	1.16
Interest-bearing deposits (4)	3,979,635	28,497	2.88	2,148,286	7,281	1.37
Advances from FHLB - short-term	4,000	56	5.63	113,972	1,361	4.84
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS") (4)	72,418	1,451	8.06	43,108	756	7.11
Total interest-bearing liabilities	4,056,053	30,004	2.98%	2,305,366	9,398	1.65%
Noninterest-bearing deposits	1,163,023			820,162
Accrued expenses and other liabilities	39,772			19,634
Stockholders’ equity	515,976			361,174
Total liabilities and stockholders’ equity	$5,774,824			$3,506,336

Net interest income		$41,214			$25,704

Net interest spread			2.34%			2.69%
Net interest margin			3.08%			3.18%
Cost of Funds			2.31%			1.22%
Cost of Deposits			2.23%			0.99%
Cost of Debt			7.93%			5.47%

Tax-equivalent adjustment
Loans		$77			$38
Investment securities		2			2
Total		$79			$40
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $4.2 million and $0.5 million of accretion interest on loans for the three months ended March 31, 2024 and 2023, respectively.
(4) Interest expense on deposits and borrowing includes amortization of deposit premiums and amortization of borrowing fair value adjustment. There were $(0.4) million and $0.1 million of amortization of deposits premium, and $(0.2) million and $(47,000) of amortization of borrowing fair value adjustment for the three months ended March 31, 2024 and 2023, respectively.

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

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
	Volume	Due to Rate	Total
Interest income:
Loan Portfolio
Residential real estate	$6,517	$1,468	$7,985
Commercial real estate	20,456	2,975	23,431
Commercial	1,436	842	2,278
Consumer	410	588	998
State and political	5	2	7
Credit Cards	167	—	167
Other	62	37	99
Taxable investment securities	8	347	355
Tax-exempt investment securities	—	(1)	(1)
Interest-bearing deposits	788	9	797
Total interest income	$29,848	$6,267	$36,116

Interest-bearing liabilities:
Interest-bearing demand deposits	$2,381	$745	$3,126
Money market and savings deposits	4,045	3,741	7,786
Certificate of deposits	7,532	2,772	10,304
Advances from FHLB - Short-term	(1,540)	235	(1,305)
Subordinated debt	587	108	695
Total interest-bearing liabilities	$13,005	$7,601	$20,606
Net change in net interest income	$16,843	$(1,334)	$15,509
Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
Net interest income was $41.1 million for the first quarter of 2024, compared to $41.5 million for the fourth quarter of 2023 and $25.7 million for the first quarter of 2023. The decrease in net interest income when compared to the fourth quarter of 2023 was primarily due to the increase in interest expense of $0.4 million resulting from an increase in the average balance of interest-bearing deposits of $70.9 million. The increase when compared to the first quarter of 2023 was primarily due to the increase in interest and fees on loans, interest on deposits from other banks, a decrease in interest on short term borrowings partially offset by the increase in interest on deposits and interest on long-term borrowings all significantly impacted by the merger of equals with TCFC in the third quarter of 2023.
The Company’s NIM decreased slightly to 3.08% for the first quarter of 2024 from 3.09% for the fourth quarter of 2023 primarily due to an increase in the overall mix of interest-bearing deposits compared to non-interest-bearing deposits. Average interest-bearing deposits increased $70.9 million which resulted in a two basis point rate increase. In addition to the change in deposit mix, rates on money market and time deposits also increased, which were partly offset by lower rates on demand deposits. The Company’s NIM decreased to 3.08% for the first quarter of 2024 from 3.18% for the first quarter of 2023. Comparing the first quarter of 2024 to the first quarter of 2023, the Company’s interest-earning asset yields increased 98 basis points to 5.32% from 4.34%, while the cost of funds repriced at a faster pace resulting in an increase of 109 basis points to 2.31% from 1.22% for the same period.
Provision for Credit Losses (“PCL”) and Allowance for Credit Losses
See discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this MD&A.

Noninterest Income
Total noninterest income for the first quarter of 2024 was $6.6 million, a decrease of $1.0 million from $7.5 million for the fourth quarter of 2023 and an increase $1.2 million from $5.3 million for the first quarter of 2023. The decrease from the fourth quarter of 2023 was primarily due to other noninterest income, which included decreases in other fees on bank services and other loan fee income, decreases in mortgage banking revenue and trust and investment fee income. The increase from the first quarter of 2023 was primarily due to other noninterest income, which included increases in other loan fee income, gains on life insurance contracts and an increase in credit card income, increases in trust and investment fee income and interchange credits all a result of the merger in the third quarter of 2023.
Noninterest Expense
Total noninterest expense of $36.7 million for the first quarter of 2024 increased $3.0 million when compared to the fourth quarter of 2023 expense of $33.7 million and increased $15.8 million when compared to the first quarter of 2023 expense of $20.9 million. The increase from the fourth quarter of 2023 was primarily due to credit card fraud expense of $4.3 million, and an increase in employee benefits of $0.7 million partially offset by decreases in salaries and wages expense of $1.0 million, merger-related expenses of $0.6 million, and FDIC insurance premium expense of $0.6 million. The increase from the first quarter of 2023 was primarily due to other noninterest expense, salaries, amortization of intangibles, employee benefits, data processing, and the credit card fraud expenses. Other than the credit card fraud expenses, all noninterest expenses categories were significantly impacted by the merger in the third quarter of 2023.
Income Taxes
The Company reported income tax expense of $2.4 million for the first quarter of 2024, and income tax expense of $2.4 million for the first quarter of 2023. The effective tax rate for the first quarter of 2024 was 22.8% and 27.4% for the first quarter of 2023. The decrease in the effective tax rate was due to a re-assessment of year-end 2023 tax deductions during the first quarter of 2024 which presented favorable differences. Due to the timing of the re-assessment, the differences were recorded in the first quarter of 2024 to reduce significant tax return to provision adjustments when the 2023 tax return is filed and to properly calculate the effective tax rate. The Company’s estimated effective tax rate applied to net deferred tax assets of $39.0 million at March 31, 2024 was 27.52%. The Bank's deferred taxes are recorded at 26.00%. As of March 31, 2024 the Company recorded $23.2 million and $39.2 million of gross federal and state net operating loss carryovers (“NOL’s”). These NOL’s will offset future taxable income to the Company.

ANALYSIS OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $5.8 billion at March 31, 2024, a decrease of $185.2 million or 3.1%, when compared to $6.0 billion at December 31, 2023. The aggregate decrease was primarily due to decreases in cash and cash equivalents of $257.9 million and investment securities held to maturity (“HTM”) of $9.4 million partially offset by an increase in investment securities available for sale (“AFS”) of $69.0 million and loans held for investment of $7.7 million. The ratio of the ACL on loans to total loans decreased from 1.24% at December 31, 2023 to 1.23% at March 31, 2024.
Cash and Cash Equivalents
Cash and cash equivalents totaled $114.6 million at March 31, 2024, compared to $372.4 million at December 31, 2023. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities
The investment portfolio includes debt and equity securities. Securities are classified as either AFS or HTM. AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At March 31, 2024, 26.3% of the portfolio of debt securities was classified as AFS and 73.7% was classified as HTM, compared to 17.7% and 82.3% respectively, at December 31, 2023. See Note 3 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.
Investment securities, including restricted stock and equity securities, totaled $707.0 million at March 31, 2024, a $59.6 million, or 9.2%, increase compared to $647.4 million at December 31, 2023.
At March 31, 2024, AFS securities, carried at fair value, totaled $179.5 million compared to $110.5 million at December 31, 2023. At March 31, 2024, AFS securities consisted of 57.7% mortgage-backed, 38.7% U.S. Government agencies and 3.5% corporate bonds, compared to 76.0%, 18.5% and 5.5%, respectively, at year-end 2023.
At March 31, 2024, HTM securities, carried at amortized cost, totaled $503.9 million compared to $513.3 million at December 31, 2023. At March 31, 2024, HTM securities consisted of 69.2% mortgage-backed, 28.4% U.S. Government agencies, 2.1% other debt securities, and 0.3% states and political subdivisions, compared to 69.7%, 27.9%, 2.0% and 0.3%, respectively, at year-end 2023.
At March 31, 2024 and December 31, 2023, 97.3% and 97.1%, respectively, of the Bank’s carrying value of its investment portfolio consisted of securities issued or guaranteed by U.S. Government agencies or government-sponsored agencies.
Loans
Loans Held for Sale
The Bank originates residential mortgage loans for sale on the secondary market, which are recorded at fair value. At March 31, 2024 and December 31, 2023, the fair value of loans held for sale amounted to $13.8 million and $8.8 million, respectively. The Bank makes certain representations to purchasers in the sale of the mortgage loans related to loan ownership, loan compliance and legality, and accurate documentation. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, the Bank may be required to repurchase the loan or indemnify the purchaser.

Loans Held for Investment
The following table summarizes the Company’s loan portfolio at March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	%	December 31, 2023	%	$ Change	% Change
Construction	$299,133	6.43%	$299,000	6.44%	$133	0.04%
Residential real estate	1,515,134	32.59%	1,490,438	32.11%	24,696	1.66%
Commercial real estate	2,272,867	48.90%	2,286,154	49.27%	(13,287)	(0.58)%
Commercial	229,594	4.94%	229,939	4.95%	(345)	(0.15)%
Consumer	325,076	6.99%	328,896	7.09%	(3,820)	(1.16)%
Credit Cards	6,921	0.15%	6,583	0.14%	338	5.13%
Total loans	4,648,725	100.00%	4,641,010	100.00%	7,715	0.17%
Allowance for credit losses on loans	(57,336)		(57,351)		15	(0.03)%
Total loans, net	$4,591,389		$4,583,659		$7,730	0.17%
Our loan portfolio has a commercial real estate loan (“CRE”) concentration, which is generally defined as a combination of certain construction and CRE loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential CRE concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied CRE loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied CRE loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE estate lending are expected to employ heightened levels of risk management with respect to their CRE portfolios, and may be required to hold higher levels of capital. The Bank has a concentration in CRE loans, and has experienced significant growth in its CRE portfolio in recent years and was further impacted with its acquisition of CBTC in the third quarter of 2023. Non-owner occupied CRE loans as a percentage of the Bank’s Tier 1 Capital + ACL at March 31, 2024 and December 31, 2023 were $2.0 billion or 370.0% and $2.0 billion or 382.6%, respectively. Construction loans as a percentage of the Bank’s Tier 1 Capital + ACL at March 31, 2024 and December 31, 2023 were $299.1 million or 54.9% and $299.0 million or 56.7%, respectively.
The CRE portfolio (including construction) has increased significantly in the past two years. Management has extensive experience in CRE lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its CRE portfolio. Monitoring practices include stress testing analysis to evaluate changes in collateral values and to cash flows from interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our CRE concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect stockholder returns.
Non-Owner Occupied CRE Loans

	March 31, 2024
(dollars in thousands)	Amount	Average Loan Size	% of Non-Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan Type:
Retail	$454,347	$2,113	22.5%	9.7%
Office/Office Condo	375,143	1,443	18.6%	8.0%
Multi-Family (5+ Units)	265,709	2,233	13.2%	5.7%
Industrial/Warehouse	217,890	1,492	10.8%	4.7%
Other (1)	702,900	688	34.9%	15.1%
Total non-owner occupied CRE loans (2)	$2,015,989	$1,145	100.0%	43.2%
Total Portfolio loans, gross (3)	$4,662,492
____________________________________
(1)Other non-owner occupied CRE loans include Motel/Hotel loans of $215.1 million, mini-storage loans of $85.2 million, restaurant loans of $45.9 million, and other loans of $356.7 million.
(2)The balances for our non-owner occupied CRE portfolio as of March 31, 2024, as presented in this table, coincide with our internal evaluation of risk for the purpose of monitoring loan concentrations in accordance with internal and regulatory guidelines. Within the non-owner occupied balances presented in this table, the Company has included certain loans secured by multi-family residential properties and other investor owned 1-4 family residential properties that are reported in the residential real estate caption in other areas of this report. As such, the total balance of loans presented in this table when added to the balance of the table presented below detailing owner occupied CRE may not reconcile to the CRE caption included in other tables and footnotes.
(3)Includes loans held for sale of $13.8 million.

Owner-Occupied CRE Loans

	March 31, 2024
(dollars in thousands)	Amount	Average Loan Size	% of Owner-Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan Type:
Office/Office Condo	$140,839	$514	18.6%	3.0%
Industrial/Warehouse	111,599	631	14.7%	2.4%
Church	71,106	936	9.4%	1.5%
Retail	61,411	558	8.1%	1.3%
Other(1)	373,353	1,023	49.2%	8.0%
Total owner-occupied CRE loans	$758,308	$757	100.0%	16.2%
Total Portfolio loans, gross (2)	$4,662,492
____________________________________
(1)Other owner-occupied CRE loans include restaurant loans of $61.0 million, marine/boat slips of $59.9 million, fire/CMS building loans of $41.6 million and other loans of $210.9 million..
(2)Includes loans held for sale of $13.8 million.
Office CRE Portfolio
The Bank's office CRE loan portfolio, which includes owner-occupied and non-owner-occupied CRE loans, was $516.0 million or 11.1% of total loans of $4.6 billion at March 31, 2024. The Bank’s office CRE loan portfolio included $137.7 million or 26.7% of the total with medical tenants and $73.3 million or 14.2% of the total with government or government contractor tenants. There were 513 loans in the office CRE portfolio with an average and median loan size of $1.0 million and $0.4 million, respectively. Loan to Value ("LTV") estimates are less than 70% for $395.8 million or 76.7% of the office CRE portfolio and less than 80% for $490.4 million or 95.0% of the office CRE portfolio.
The Bank had 19 office CRE loans totaling $172.0 million that were greater than $5.0 million at March 31, 2024, compared to 24 office CRE loans totaling $189.8 million at December 31, 2023. The decrease in this portfolio segment was the result of normal amortization and two large loan payoffs in the quarter. For the office CRE portfolio, at March 31, 2024, the average loan debt-service coverage ratio was 1.7x and average LTV was 57.6%. Of the office CRE portfolio balance, 73% is secured by properties in rural or suburban areas with limited exposure to metropolitan cities and 92% are secured by properties with five stories or less. Of the office CRE loans, $5.8 million will mature and $5.1 million will reprice prior to December 31, 2024. Of the office CRE loans, $2.2 million are special mention or substandard.

The following table summarizes asset quality information and ratios at March 31, 2024 and December 31, 2023.

(dollars in thousands,)	March 31, 2024	December 31, 2023
ASSET QUALITY
Total portfolio loans	$4,648,725	$4,641,010
Classified Assets (1)	15,427	14,851
Allowance for credit losses on loans	(57,336)	(57,351)

Past due loans - 30 to 89 days	8,339	10,853
Accruing past due loans >= 90 days	1,560	738
Total past due (delinquency) loans	9,899	11,591

Non-accrual loans	12,776	12,784
Accruing borrowers experiencing financial difficulty ("BEFD") modifications (2)	—	153
Other real estate owned (OREO) and Repossessed Property	2,024	179
Non-accrual loans, OREO, Repossessed Property and BEFD modifications	14,800	13,116

ASSET QUALITY RATIOS
Classified assets to total assets (1)	0.26%	0.25%
Classified assets to risk-based capital (1)	2.79%	2.75%
Allowance for credit losses on loans to total portfolio loans	1.23%	1.24%
Allowance for credit losses on loans to non-accrual loans	448.78%	448.62%
Past due loans - 30 to 89 days to total portfolio loans	0.18%	0.23%
Past due loans >=90 days and non-accrual to total loans	0.31%	0.29%
Total past due (delinquency) and non-accrual to total portfolio loans	0.49%	0.53%
Non-accrual loans to total portfolio loans	0.27%	0.28%
Non-accrual loans and BEFD modifications to total loans	0.27%	0.28%
Non-accrual loans OREO and repossessed property to total assets	0.25%	0.22%
Non-accrual loans OREO and repossessed property to total portfolio loans, OREO and repossessed property	0.32%	0.28%
Non-accrual loans, OREO, repossessed property and BEFD modifications to total assets	0.25%	0.22%
____________________________________
(1)Classified assets are substandard loans and OREO and other repossessed property. Classified assets do not include special mention loans.
(2)BEFD modification loans include both non-accrual and accruing performing loans. All BEFD modification loans are included in the calculation of asset quality financial ratios. Non-accrual BEFD modification loans are included in the non-accrual balance and accruing BEFD modification loans are included in the accruing BEFD modification balance.
Allowance for Credit Losses on Loans
The ACL was $57.3 million at March 31, 2024, $57.4 million at December 31, 2023 and $28.5 million at March 31, 2023. There were net charge-offs of $0.6 million for the first quarter of 2024, compared to net charge-offs of $0.5 million for the fourth quarter of 2023 and net charge-offs of $20,000 for the first quarter of 2023. The ratio of annualized net charge-offs to average loans was 0.05% for the first quarter of 2024, compared to annualized net charge-offs of 0.04% for the fourth quarter of 2024 and annualized net recoveries of 0.00% for the first quarter of 2023. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to maintain overall credit quality. The ACL on loans as a percentage of period-end loans was 1.23% at March 31, 2024 and 1.24% at December 31, 2023.

The following tables present a summary of the net charge-off activity in the ACL at or for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended
	March 31, 2024			March 31, 2023
(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Balance (1)	%	Net (Charge-offs) Recoveries	Average Balance (1)	%
Construction	$(10)	$292,803	0.01%	$3	$248,286	—%
Residential real estate	1	1,512,805	-%	31	835,683	(0.02)%
Commercial real estate	—	2,279,899	-%	—	1,079,490	—%
Commercial	1	230,844	-%	(54)	141,838	0.15%
Consumer	(449)	325,258	0.56%	—	301,261	—%
Credit Cards	(108)	4,196	10.35%	—	—	—%
	$(565)	$4,645,805	0.05%	$(20)	$2,606,558	—%
Allowance for credit losses	—	(57,336)	-%	—	(28,464)	—%
Total net charge-off and average loans	$(565)	$4,588,469	0.05%	$(20)	$2,578,094	-%
____________________________________
(1)Excludes Loans Held for Sale
Nonperforming Assets
Classified assets increased $0.6 million to $15.4 million or 0.26% of total assets at March 31, 2024 from $14.9 million or 0.25% of total assets at December 31, 2023. Classified assets are substandard loans, repossessed properties and OREO. The increase was primarily due to the repossessed properties of $1.8 million and offset by decrease of $1.3 million in substandard loans.
As shown in the following table, nonperforming assets were $16.4 million or 0.28% of total assets at March 31, 2024 compared to $13.7 million or 0.23% of total assets at December 31, 2023. The balance of nonperforming assets increased primarily due to an increase in repossessed properties of $1.8 million and an increase of $0.8 million in loans 90 days past due and still accruing.
The following table summarizes our nonperforming assets at March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Nonperforming assets
Nonaccrual loans	$12,776	$12,784
Total loans 90 days or more past due and still accruing	1,560	738
Other real estate owned and repossessed property	2,024	179
Total nonperforming assets	$16,360	$13,701

As a percent of total loans:
Nonaccrual loans	0.27%	0.28%

As a percent of total loans, other real estate owned and repossessed property:
Nonperforming assets	0.35%	0.30%

As a percent of total assets:
Nonaccrual loans	0.22%	0.21%
Nonperforming assets	0.28%	0.23%

Deposits
The following is a breakdown of the Company’s deposit portfolio at March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024		December 31, 2023
	Balance	%	Balance	%	$ Change	% Change
Noninterest-bearing demand	$1,200,680	23.15%	$1,258,037	23.36%	$(57,357)	(4.60)%
Interest-bearing:
Demand	1,101,954	21.26%	1,165,546	21.64%	(63,592)	(5.50)%
Money market deposits	1,358,205	26.20%	1,430,603	26.56%	(72,398)	(5.10)%
Savings	354,098	6.83%	347,324	6.45%	6,774	2.00%
Certificates of deposit	1,169,342	22.56%	1,184,610	21.99%	(15,268)	(1.30)%
Total interest-bearing	3,983,599	76.85%	4,128,083	76.64%	(144,484)	(3.50)%

Total Deposits	$5,184,279	100.00%	$5,386,120	100.00%	$(201,841)	(3.70)%
Total deposits decreased $0.2 billion, or 3.7% to $5.2 billion at March 31, 2024 when compared to December 31, 2023. The decrease in total deposits was primarily due to a decrease in time deposits of $15.3 million, demand deposits of $63.6 million, money market and savings of $65.6 million, and noninterest-bearing deposits of $57.4 million. The decrease in deposits is attributable seasonal municipal runoff and MRB deposits.
Total estimated uninsured deposits were $1.0 billion or 18.9% of total deposits at March 31, 2024 and $1.0 billion or 19.5% of total deposits at December 31, 2023. At March 31, 2024, there were $155.4 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank's uninsured deposits, excluding the market value of pledged collateral, at March 31, 2024 were $825.9 million or 15.9% of total deposits.
The Company does not consider reciprocal deposits to be brokered as reciprocal deposits are used to maximize FDIC insurance available to our customers. During 2018, revisions to the Federal Deposit Insurance Act determined that reciprocal deposits are core deposits and are not considered brokered deposits unless they exceed 20% of the Bank’s total liabilities of $5.2 billion. Reciprocal deposits were $1.2 billion at March 31, 2024 compared to $1.3 billion at December 31, 2023. Reciprocal deposits as a percentage of the Bank’s liabilities at March 31, 2024 and December 31, 2023 were 23.1% and 24%, respectively. For call reporting purposes, there were $161.5 million and $204.8 million reciprocal deposits that were considered brokered at March 31, 2024 and December 31, 2023.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At March 31, 2024, the Bank had three local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $403.7 million which represented 7.8% of total deposits of $5.2 billion. At December 31, 2023, there were four customer deposit relationships that exceeded 2% of total deposits, totaling $598.5 million which represented 11.1% of total deposits of $5.4 billion.
Wholesale Funding - Short-Term Borrowings and Brokered Deposits
The Company had no short-term borrowings as of March 31, 2024, and reduced brokered deposits of $44.5 million to zero. Other short-term borrowings may consist of overnight borrowing from correspondent banks or securities sold under agreements to repurchase, primarily with commercial depositors. Short-term advances are defined as those with original maturities of one year or less. At March 31, 2024 and December 31, 2023, the Company had no securities sold under agreements to repurchase or overnight borrowings from correspondent banks.
Long-Term Debt
The Company occasionally borrows from the Federal Home Loan Bank (“FHLB”) to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. There were no long-term borrowings from the FHLB outstanding at March 31, 2024 and December 31, 2023.
On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% of Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.

As a result of the merger with Severn Bancorp, Inc., effective October 31, 2021, the Company acquired Junior Subordinated Debt Securities due in 2035 which had an outstanding principal balance of $20.6 million. The debt balance of $18.6 million at March 31, 2024 and $18.6 million at December 31, 2023 was presented net of fair value adjustments of $2.0 million and $2.0 million, respectively.
Additionally, as a result of the TCFC merger, the Company acquired Junior Subordinated Debt Securities which had an outstanding principal balance of $12.0 million. The debt balance of $10.6 million at March 31, 2024 was presented net of a fair value adjustment of $1.4 million. In addition, the Company acquired 4.75% fixed-to-floating rate subordinated notes with a carrying value of $19.5 million at March 31, 2024. The notes balance of $18.5 million at March 31, 2024 was presented net of fair value adjustment of $1.0 million.
Stockholders’ Equity

(Dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
Common Stock at par of $0.01	$332	$332	$—	—%
Additional paid in capital	356,464	356,007	457	0.13%
Retained earnings	166,490	162,290	4,200	2.59%
Accumulated other comprehensive loss	(8,058)	(7,494)	(564)	7.53%
Total Stockholders' Equity	$515,228	$511,135	$4,093	0.80%
Total stockholders’ equity increased $4.1 million, or 0.80%, to $515.2 million at March 31, 2024 when compared to December 31, 2023 primarily due to a $8.2 million of net income partially offset by dividends paid of $4.0 million.

Liquidity and Capital Resources
Liquidity is our ability to meet cash demands as they arise. Cash needs may come from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.
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
Based on management’s going concern evaluation, we believe that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s or the Bank’s ability to continue as a going concern, within one year of the date of the issuance of the financial statements.
The Bank’s principal sources of funds for investment and operations are net income, deposits, sales of loans, borrowings, principal and interest payments on loans, principal and interest received on investment securities and proceeds from the maturity and sale of investment securities. The Bank’s principal funding commitments are for the origination or purchase of loans, the purchase of securities and the payment of maturing deposits.
The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent on the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.
Liquidity is provided by access to funding sources, which include core depositors and brokered deposits. Other sources of funds include our ability to borrow, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB of Atlanta. The Bank uses wholesale funding (brokered deposits and other sources of funds) to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.
We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows, the net decrease in cash and cash equivalents was $257.9 million for the first three months of 2024 compared to a decrease of $17.8 million for the first three months of 2023. The decrease in cash and cash equivalents in the first quarter of 2024 was mainly due to the decrease of $144.9 million in interest-bearing deposits.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. The Bank has arrangements with other correspondent banks whereby it has $45.0 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. At March 31, 2024, the Bank had approximately $1.2 billion of available liquidity including: $114.6 million in cash and cash equivalents, $321.0 million in unpledged securities, $782.2 million in secured borrowing capacity at the FHLB of Atlanta and the other correspondent banks of $66.1 million. The Bank is a member of the FHLB of Atlanta, which provides another source of liquidity. Through the FHLB of Atlanta, the Bank had available lendable collateral of approximately $782.2 million and $745.1 million at March 31, 2024 and December 31, 2023, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB of Atlanta.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 12.50%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank and the Company were deemed “well capitalized” under applicable regulatory capital requirements at March 31, 2024.

The Bank and Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. The following tables present the applicable capital ratios for the Company and the Bank as of March 31, 2024 and December 31, 2023.

March 31, 2024	Tier 1 leverage ratio	Common Equity Tier 1 ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Shore Bancshares, Inc.	7.93%	8.91%	9.53%	11.68%
Shore United Bank	8.58%	10.32%	10.32%	11.56%

December 31, 2023	Tier 1 leverage ratio	Common Equity Tier 1 ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Shore Bancshares, Inc.	7.74%	8.69%	9.31%	11.48%
Shore United Bank	8.33%	10.02%	10.02%	11.27%
For information on risks relating to liquidity, see Item 1A. "Risk Factors - Liquidity Risk,” as presented in the Company's 2023 Annual Report.

USE OF NON-GAAP FINANCIAL MEASURES
Statements in the MD&A include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company’s management uses these non-GAAP financial measures and believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP. See Non-GAAP reconciliation schedules that immediately follow:
RECONCILIATION OF NON-GAAP MEASURES (UNAUDITED)
Reconciliation of GAAP total assets, common equity, common equity to assets and book value to non-GAAP tangible assets, tangible common equity, tangible common equity to tangible assets and tangible book value.
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

(dollars in thousands, except per share amounts)	March 31, 2024	December 31, 2023	March 31, 2023
Total assets	$5,825,704	$6,010,918	$3,553,694
Less: intangible assets
Goodwill	63,266	63,266	63,266
Core deposit intangibles	45,515	48,090	5,106
Total intangible assets	108,781	111,356	68,372
Tangible assets	$5,716,923	$5,899,562	$3,485,322

Total common equity	$515,228	$511,135	$361,638
Less: intangible assets	108,781	111,356	68,372
Tangible common equity	$406,447	$399,779	$293,266

Common shares outstanding at end of period	33,210,522	33,161,532	19,898,388

Common equity to assets	8.84%	8.50%	10.18%
Tangible common equity to tangible assets	7.11%	6.78%	8.41%

Common book value per share	$15.51	$15.41	$18.17
Tangible common book value per share	$12.24	$12.06	$14.74

Return on Average Common Equity (“ROACE”)
The ROACE is a financial ratio that measures the profitability of a company in relation to the average stockholders' equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average stockholders' equity for a specific period of time.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2024	2023

Net income (as reported)	$8,184	$6,457

ROACE	6.38%	7.25%

Average Equity	$515,976	$361,174
Return on Average Tangible Common Equity (“ROATCE”)
ROATCE is computed by dividing net earnings applicable to common stockholders by average tangible common shareholders' equity. Management believes that ROATCE is meaningful because it measures the performance of a business consistently, whether acquired or internally developed. ROATCE is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2024	2023

Net income (as reported)	$8,184	$6,457
Merger and acquisition costs (net of tax)	—	502
Core deposit intangible amortization (net of tax)	1,989	320
Net earnings applicable to common stockholders	$10,173	$7,279

ROATCE	10.08%	10.09%

Average equity	$515,976	$361,174
Less: Average goodwill and core deposit intangible	(110,167)	(68,607)
Average Tangible Common Equity	$405,809	$292,567

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.
Our primary market risk is interest rate fluctuation, and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Part II, Item 7A of the 2023 Annual Report under the caption “Quantitative and Qualitative Disclosures About Market Risk. Management recognizes that recent increases in interest rates have had an impact on the Company’s market risk. The procedures used to evaluate and mitigate these risks remain unchanged, and we continue to monitor our actual and simulated sensitivity positions since December 31, 2023.
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
An evaluation of the effectiveness of these disclosure controls and procedures as of March 31, 2024 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2024 due to the material weakness in the Company’s internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
Management assessed the Company’s system of internal control over financial reporting as of March 31, 2024. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control – Integrated Framework (2013).” Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2024 due to the material weaknesses identified below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness caused by improperly designed preventative controls and insufficient monitoring controls of the online credit card account opening process, which resulted in a material fraud loss during the quarter-ended March 31, 2024.
Management identified a previously disclosed material weakness associated with ineffective input review controls relating to specific aspects of the Company’s ACL model and a previously disclosed material weakness in relation to deferred income taxes discussed in Part II, Item 9A of the 2023 Annual Report. Management’s assessment concluded that the deferred income tax material weakness had been fully remediated as of March 31, 2024. Management continues to follow its remediation plan with respect to the review of controls related to the allowance for credit losses.
Remediation Plan to Address the Material Weaknesses
Management, with the oversight of the Audit Committee, is actively engaged in remediating the material weaknesses in internal control over financial reporting that existed as of March 31, 2024. In response to the material weaknesses identified above, the Company is in the process of implementing changes to its internal control over financial reporting.
Specifically in relation to the material weakness identified related to the online credit card account opening process, remediation began immediately upon detection on April 1, 2024, by completely closing the online application portal and suspending the opening of all new credit card accounts using the automated online account opening application hosted by the Company’s third party credit card processor. The Company reviewed all accounts opened on or after February 1, 2024, and closed those deemed to be fraudulent including all accounts/cards opened on or after March 28, 2024, to ensure no additional loss to the Bank.
The Company is evaluating whether to sell and exit the credit card issuer program or to retain the portfolio and outsource the management of the opening of new accounts and ongoing transaction monitoring to an experienced third-party. In the event that the Company continues the credit card program, it will need to establish controls to address and mitigate this material weakness. We expect that the remediation of the online credit card account opening material weakness will be completed prior to the end of 2024.
Specifically in relation to the allowance for credit losses, management has continued to follow the remediation plan outlined in the 2023 Annual Report. This plan includes compiling a detailed inventory of significant inputs to the allowance for credit losses calculation and, reevaluating the relevant SOX control design and operation to ensure all significant inputs to the allowance for credit losses calculation are recorded timely and accurately. In addition, management expects to conduct a detailed data audit to effectively ensure the completeness and accuracy of select inputs to the allowance for credit losses calculation. We expect that the allowance for credit losses material weakness will be fully remediated prior to the end of 2024.
Management will consider the material weaknesses remediated once the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except as described above, there were no additional changes in the Company’s internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the first quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.
Item 1A – Risk Factors
There have been no material changes to the risk factors as previously disclosed under Item 1A in our 2023 Annual Report and those referenced in other reports on file with the SEC, other than those set forth below:
We have identified material weaknesses in our internal controls, and cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.
If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, which may cause investors to lose confidence in the Company’s reported financial information and may lead to a decline in our stock price.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act and for evaluating and reporting on that system of internal control. Management identified control deficiencies related to the Bank’s online credit card activation system which delayed the detection and mitigation of fraudulent credit card account openings, along with a previously disclosed material weakness associated with ineffective input review controls relating to specific aspects of the Company’s ACL model discussed in Part II, Item 9A of the Company’s 2023 Annual Report. Accordingly, management determined that these control deficiencies constituted material weaknesses and, as a result, has concluded that as of March 31, 2024, our internal control over financial reporting was not effective based on the criteria in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
While our management is taking steps to remediate the material weaknesses, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations. If we fail to remediate these material weaknesses or otherwise fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, may adversely affect investor confidence, our reputation and our ability to raise additional capital, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases or unregistered sales of the Company’s common stock, par value $0.01 per share, during the quarter-to-date period ended March 31, 2024.
Item 3 – Defaults Upon Senior Securities
None
Item 4 – Mine Safety Disclosures
Not applicable
Item 5 – Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

3.2	Second Amended and Restated By-Laws, dated July 1, 2023 (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K filed on July 3, 2023).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed March 15, 2024).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010).
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: May 9, 2024	By:	/s/ James M. Burke
James M. Burke
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Todd L. Capitani
Todd L. Capitani
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)