Form 10-Q
period 2024-06-30
SHORE BANCSHARES INC
filed 2024-08-09
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of August 2, 2024 was 33,316,252.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and due from banks	$50,090	$63,172
Interest-bearing deposits with other banks	88,793	309,241
Cash and cash equivalents	138,883	372,413
Investment securities:
Available-for-sale, at fair value (amortized cost of $142,959 (2024) and $120,832 (2023))	131,594	110,521
Held to maturity, net of allowance for credit losses of $108 (2024) and $94 (2023) (fair value of $440,164 (2024) and $457,830 (2023))	499,431	513,188
Equity securities, at fair value	5,699	5,703
Restricted securities, at cost	21,725	17,900
Loans held for sale, at fair value	27,829	8,782
Loans held for investment ($9,515 (2024) and $9,944 (2023), at fair value)	4,705,737	4,641,010
Less: allowance for credit losses	(58,478)	(57,351)
Loans, net	4,647,259	4,583,659

Premises and equipment, net	82,176	82,386
Goodwill	63,266	63,266
Other intangible assets, net	42,945	48,090
Other real estate owned, net	179	179
Repossessed properties	1,560	—
Assets held for sale	1,387	—
Mortgage servicing rights, at fair value	5,995	5,926
Right-of-use assets	11,762	12,487
Cash surrender value on life insurance	102,969	101,704
Accrued interest receivable	19,641	19,217
Deferred income taxes	36,078	40,707
Other assets	23,639	24,790
TOTAL ASSETS	$5,864,017	$6,010,918

LIABILITIES
Deposits:
Noninterest-bearing	$1,587,252	$1,258,037
Interest-bearing	3,561,633	4,128,083
Total deposits	5,148,885	5,386,120
Advances from FHLB - short-term	31,000	—
Advances from FHLB - long-term	50,000	—
Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS"), net	29,316	29,158
Subordinated debt, net	43,504	43,139
Total borrowings	153,820	72,297
Lease liabilities	12,189	12,857
Other liabilities	26,340	28,509
TOTAL LIABILITIES	5,341,234	5,499,783

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share; shares authorized - 50,000,000; shares issued and outstanding - 33,214,522 (2024) and 33,161,532 (2023)	333	332
Additional paid in capital	356,994	356,007
Retained earnings	173,716	162,290
Accumulated other comprehensive loss	(8,260)	(7,494)
TOTAL STOCKHOLDERS' EQUITY	522,783	511,135
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,864,017	$6,010,918
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$67,292	$32,729	$133,045	$63,557
Interest and dividends on taxable investment securities	5,230	3,729	9,650	7,793
Interest and dividends on tax-exempt investment securities	6	5	12	12
Interest on deposits with other banks	578	170	1,538	333
Total interest income	73,106	36,633	144,245	71,695

INTEREST EXPENSE
Interest on deposits	27,585	9,914	56,081	17,195
Interest on short-term borrowings	1,584	3,449	1,641	4,810
Interest on long-term borrowings	1,797	776	3,248	1,532
Total interest expense	30,966	14,139	60,970	23,537

NET INTEREST INCOME	42,140	22,494	83,275	48,158
Provision for credit losses	2,081	667	2,488	1,880
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	40,059	21,827	80,787	46,278

NONINTEREST INCOME
Service charges on deposit accounts	1,493	1,264	3,001	2,477
Trust and investment fee income	896	399	1,630	831
Interchange credits	1,717	1,311	3,304	2,523
Mortgage-banking revenue	1,983	1,054	2,783	2,031
Title Company revenue	165	186	243	323
Other noninterest income	2,186	1,080	4,046	2,443
Total noninterest income	8,440	5,294	15,007	10,628

NONINTEREST EXPENSE
Salaries and wages	13,307	8,955	25,158	17,639
Employee benefits	3,593	2,440	7,689	5,361
Occupancy expense	2,432	1,599	4,848	3,218
Furniture and equipment expense	900	477	1,804	1,011
Data processing	2,978	1,739	5,845	3,537
Directors' fees	359	185	654	435
Amortization of other intangible assets	2,569	435	5,145	876
FDIC insurance premium expense	1,089	758	2,240	1,129
Other real estate owned expenses, net	—	—	—	(1)
Legal and professional fees	1,354	959	2,954	1,709
Fraud losses (1)	62	47	4,564	114
Merger-related expenses	—	1,197	—	1,888
Other noninterest expenses	4,856	2,817	9,296	5,585
Total noninterest expense	33,499	21,608	70,197	42,501
Income before income taxes	15,000	5,513	25,597	14,405
Income tax expense	3,766	1,495	6,179	3,930
NET INCOME	$11,234	$4,018	$19,418	$10,475

Basic and diluted net income per common share	$0.34	$0.20	$0.58	$0.53
Dividends paid per common share	$0.12	$0.12	$0.24	$0.24
____________________________________
(1)Fraud losses includes $4.3 million of credit card fraud losses for the six months ended June 30, 2024.
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For Three Months Ended June 30,		For Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Net income	$11,234	$4,018	$19,418	$10,475

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on available-for-sale-securities	(278)	(549)	(1,054)	634
Tax effect	76	149	288	(174)
Total other comprehensive income (loss)	(202)	(400)	(766)	460
Comprehensive income	$11,032	$3,618	$18,652	$10,935
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three and Six Months Ended June 30, 2024 and 2023

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, January 1, 2024	$332	$356,007	$162,290	$(7,494)	$511,135
Net income	—	—	8,184	—	8,184
Other comprehensive loss	—	—	—	(564)	(564)
Common shares issued for employee stock purchase plan	—	103	—	—	103
Stock-based compensation	—	354	—	—	354
Cash dividends declared	—	—	(3,984)	—	(3,984)
Balances, March 31, 2024	$332	$356,464	$166,490	$(8,058)	$515,228

Net income	—	—	11,234	—	11,234
Other comprehensive loss	—	—	—	(202)	(202)
Common shares issued for employee stock purchase plan	1	120	—	—	121
Stock-based compensation	—	410	—	—	410
Cash dividends declared	—	—	(4,008)	—	(4,008)
Balances, June 30, 2024	$333	$356,994	$173,716	$(8,260)	$522,783

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) - Continued

(In thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
Balances, January 1, 2023	$199	$201,494	$171,613	$(9,021)	$364,285
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(7,818)	—	(7,818)
Net Income	—	—	6,457	—	6,457
Other comprehensive income	—	—	—	860	860
Common shares issued for employee stock purchase plan	—	87	—	—	87
Stock-based compensation	—	155	—	—	155
Cash dividends declared	—	—	(2,388)	—	(2,388)
Balances, March 31, 2023	$199	$201,736	$167,864	$(8,161)	$361,638

Net Income	—	—	4,018	—	4,018
Other comprehensive loss	—	—	—	(400)	(400)
Common shares issued for employee stock purchase plan	—	102	—	—	102
Stock-based compensation	—	170	—	—	170
Cash dividends declared	—	—	(2,388)	—	(2,388)
Balances, June 30, 2023	$199	$202,008	$169,494	$(8,561)	$363,140
See accompanying notes to Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Six Months Ended June 30,
(In thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$19,418	$10,475
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(7,618)	(847)
Provision for credit losses	2,488	1,880
Depreciation and amortization	8,217	2,744
Net amortization of securities	(643)	660
Amortization of debt issuance costs	60	61
Gain on mortgage banking activities	(2,446)	(1,518)
Proceeds from sale of mortgage loans held for sale	64,563	47,815
Originations of loans held for sale	(81,712)	(49,191)
Stock-based compensation expense	764	325
Deferred income tax expense (benefit)	4,916	(743)
Loss on sales of repossessed assets	45	—
Loss on valuation adjustments on mortgage servicing rights	129	40
Valuation adjustments on premises transferred to held for sale	2	271
Gain on sales and valuation adjustments on other real estate owned	—	(3)
Fair value adjustments on loans held for investments, at fair value	318	(48)
Fair value adjustment on equity securities	84	3
Bank owned life insurance income	(1,344)	(758)
Net changes in:
Accrued interest receivable	(424)	731
Other assets	1,241	(2,510)
Accrued interest payable	(630)	1,721
Other liabilities	(2,010)	(458)
Net cash provided by operating activities	5,418	10,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	60,673	6,019
Proceeds from maturities and principal payments of investment securities held to maturity	19,291	21,795
Proceeds from life insurance death benefits	150	—
Purchases of investment securities available for sale	(81,904)	—
Purchases of investment securities held to maturity	(5,800)	—
Purchases of equity securities	(80)	(15)
Purchase of restricted securities	(22,186)	(23,979)
Net change in loans	(59,472)	(196,213)
Purchases of premises and equipment	(3,359)	(1,768)
Proceeds from sales of other real estate owned	—	21
Proceeds from sales of repossessed assets	240	—
Redemption of restricted securities	18,361	13,940
Purchases of bank owned life insurance	(71)	(174)
Proceeds from disposal of premises held for sale	—	721
Net cash (used in) investing activities	$(74,157)	$(179,653)

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

	For Six Months Ended June 30,
(In thousands)	2024	2023

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	$329,215	$(83,052)
Interest-bearing deposits	(567,238)	10,970
Short-term borrowings	31,000	236,000
Long-term borrowings	50,000	—
Common stock dividends paid	(7,992)	(4,776)
Issuance of common stock	224	189
Net cash (used in) provided by financing activities	(164,791)	159,331
Net decrease in cash and cash equivalents	(233,530)	(9,672)
Cash and cash equivalents at beginning of period	372,413	55,499
Cash and cash equivalents at end of period	$138,883	$45,827

Supplemental cash flows information:
Interest paid	$60,289	$21,836
Income taxes paid	$—	$6,372
Recognition (remeasurement of) lease liabilities arising from right-of-use assets	$76	$(5)
Transfers from loans to repossessed properties	$1,845	$—
Unrealized (losses) gains on securities available for sale	$(1,054)	$634
Transfer of premises to held for sale (included in other assets)	$1,387	$750
See accompanying notes to Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2024 and 2023
(Unaudited)
Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at June 30, 2024, the consolidated results of income and comprehensive income for the three and six months ended June 30, 2024 and 2023, changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023, have been included. All such adjustments were of a normal recurring nature. The amounts as of December 31, 2023 were derived from the 2023 audited financial statements. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.
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

Note 3 – Investment Securities
On January 1, 2023, the Company adopted ASC 326, which made changes to accounting for AFS debt securities whereby credit losses should be presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires an ACL to be recorded on HTM debt securities measured at amortized cost. All securities information presented as of June 30, 2024 and as of December 31, 2023 are in accordance with ASC 326, except ACL on HTM securities were presented as of three and six months ended June 30, 2024 and June 30, 2023.
The following table summarizes the activity in the ACL on HTM securities as of three and six months ended June 30, 2024 and June 30, 2023.

(Dollars in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Balance, beginning of period	$116	$—	$94	$—
Other debt securities, provision for credit losses	(8)	163	14	163
Balance, end of period	$108	$163	$108	$163
A provision for credit losses of $8,000 and $0.2 million, $14,000 and $0.2 million was recorded for the three and six months ended June 30, 2024 and June 30, 2023, respectively.
The following tables provide information on the amortized cost and estimated fair values of debt securities.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
June 30, 2024
U.S. Treasury and government agencies	$23,213	$4	$3,057	$20,160
Mortgage-backed-residential	113,623	18	8,168	105,473
Other debt securities	6,123	38	200	5,961
Total	$142,959	$60	$11,425	$131,594

December 31, 2023
U.S. Treasury and government agencies	$23,472	$5	$3,002	$20,475
Mortgage-backed-residential	91,280	5	7,258	84,027
Other debt securities	6,080	59	120	6,019
Total	$120,832	$69	$10,380	$110,521
No AFS securities were sold during the three and six months ended June 30, 2024 and 2023.

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity securities:
June 30, 2024
U.S. Treasury and government agencies	$143,165	$2	$10,805	$132,362	$—
Mortgage-backed-residential	344,406	—	47,530	296,876	—
States and political subdivisions	1,468	28	34	1,462	—
Other debt securities	10,500	—	1,036	9,464	108
Total	$499,539	$30	$59,405	$440,164	$108

December 31, 2023
U.S. Treasury and government agencies	$143,442	$—	$10,377	$133,065	$—
Mortgage-backed-residential	357,870	—	43,864	314,006	—
States and political subdivisions	1,470	57	19	1,508	—
Other debt securities	10,500	—	1,249	9,251	94
Total	$513,282	$57	$55,509	$457,830	$94

Equity securities with an aggregate fair value of $5.7 million at June 30, 2024 and $5.7 million at December 31, 2023 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled loss of $0.2 million for the six months ended June 30, 2024 and loss of $3,000 for the six months ended June 30, 2023, respectively.
Credit Quality Information
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at June 30, 2024 or December 31, 2023. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being sub-debt of other banks.
The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of June 30, 2024.

	June 30, 2024
	Investment Grade
(Dollars in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agencies	$139,594	$—	$—	$—	$—	$3,571	$143,165
Mortgage-backed-residential	344,406	—	—	—	—	—	344,406
States and political subdivisions	—	1,468	—	—	—	—	1,468
Other debt securities	—	—	4,000	4,000	500	2,000	10,500
Total held-to maturity securities	$484,000	$1,468	$4,000	$4,000	$500	$5,571	$499,539
The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of December 31, 2023.

	December 31, 2023
	Investment Grade
(Dollars in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agencies	$140,761	$—	$—	$—	$—	$2,681	$143,442
Mortgage-backed securities	357,870	—	—	—	—	—	357,870
Obligations of states and political subdivisions	—	1,470	—	—	—	—	1,470
Other debt securities	—	—	4,000	4,000	500	2,000	10,500
Total held-to-maturity securities	$498,631	$1,470	$4,000	$4,000	$500	$4,681	$513,282
The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023.

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2024
Available-for-sale securities:
U.S. Treasury and government agencies	$73	$—	$17,328	$3,057	$17,401	$3,057
Mortgage-backed-residential	45,976	741	46,788	7,427	92,764	8,168
Other debt securities	2,228	109	1,915	91	4,143	200
Total	$48,277	$850	$66,031	$10,575	$114,308	$11,425

	Less than 12 Months		More than 12 Months		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available-for-sale securities:
U.S. Treasury and government agencies	$74	$—	$17,750	$3,002	$17,824	$3,002
Mortgage-backed-residential	24,405	150	52,864	7,108	77,269	7,258
Other debt securities	—	—	1,890	120	1,890	120
Total	$24,479	$150	$72,504	$10,230	$96,983	$10,380
There were 110 AFS debt securities with a fair value below the amortized cost basis, totaling $11.4 million of aggregate fair value as of June 30, 2024. The Company concluded that a credit loss does not exist in its AFS securities portfolio as of June 30, 2024, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-back securities are issued by either U.S. government agencies or U.S. government sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All HTM and AFS securities were current with no securities past due or on nonaccrual as of June 30, 2024.
The Company has securities which have been pledged as collateral for obligations to federal, state, and local government agencies, and other purpose as required or permitted by law, or sold under agreements to repurchase. At June 30, 2024, the carrying value of pledged AFS securities was $53.8 million and $199.7 million of pledged HTM securities. The comparable amounts for December 31, 2023 were $54.5 million and $185.9 million, respectively.
There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at June 30, 2024 or December 31, 2023.
The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at June 30, 2024.

	Available for sale		Held to maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,477	$2,477	$7,058	$7,032
Due after one year through five years	15,098	14,067	129,280	121,184
Due after five years through ten years	27,511	24,591	37,670	34,457
Due after ten years	97,873	90,459	325,531	277,491
Total	$142,959	$131,594	$499,539	$440,164
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
The Company makes residential mortgage, commercial, and consumer loans to customers primarily in Anne Arundel County, Baltimore County, Charles County, Calvert County, St Mary’s County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent and Sussex County, Delaware and in Accomack County, Stafford County, Spotsylvania County and Fredericksburg City in Virginia. The following table provides information about the principal classes of the loan portfolio at June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	% of Total Loans	December 31, 2023	% of Total Loans
Construction	$327,875	6.97%	$299,000	6.40%
Residential real estate	1,539,591	32.72%	1,490,438	32.10%
Commercial real estate	2,287,497	48.60%	2,286,154	49.30%
Commercial	218,987	4.65%	229,939	5.00%
Consumer	324,479	6.90%	328,896	7.10%
Credit Cards	7,308	0.16%	6,583	0.10%
Total loans	4,705,737	100.00%	4,641,010	100.00%
Allowance for credit losses on loans	(58,478)		(57,351)
Total loans, net	$4,647,259		$4,583,659
Loans are stated at their principal amount outstanding net of any purchase premiums/discounts, deferred fees and costs. Included in loans were deferred costs, net of fees, of $3.2 million and $2.2 million at June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023 included in total loans were $1,558.9 million and $1,643.4 million in loans acquired as part of the acquisition of TCFC, effective July 1, 2023. These balances were presented net of the related discount which totaled $96.6 million and $108.4 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, included in total loans were $273.5 million and $297.9 million in loans, acquired as part of the acquisition of Severn Bancorp, Inc. (“Severn”), effective October 31, 2021. These balances were presented net of the related discount which totaled $4.0 million and $4.7 million at June 30, 2024 and December 31, 2023, respectively.
At June 30, 2024, the Bank was servicing $368.0 million in loans for the Federal National Mortgage Association and $120.1 million in loans for Freddie Mac.
The following table provides information on nonaccrual loans by loan class as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	Non-Accrual with no allowance for credit loss	Non-Accrual with an allowance for credit loss	Total Non-Accrual Loans
June 30, 2024
Nonaccrual loans:
Construction	$207	$—	$207
Residential real estate	6,650	130	6,780
Commercial real estate	3,562	2,269	5,831
Commercial	313	1,145	1,458
Consumer	254	134	388
Credit Cards	—	173	173
Total	$10,986	$3,851	$14,837

Interest income	$183	$60	$243

(Dollars in thousands)	Non-Accrual with no allowance for credit loss	Non-Accrual with an allowance for credit loss	Total Non-Accrual Loans
December 31, 2023
Nonaccrual loans:
Construction	$626	$—	$626
Residential real estate	5,865	480	6,345
Commercial real estate	4,364	—	4,364
Commercial	176	368	544
Consumer	216	689	905
Credit Cards	—	—	—
Total	$11,247	$1,537	$12,784

Interest income	$399	$53	$452

(Dollars in thousands)	Non-Accrual Delinquent Loans	Non-Accrual Current Loans	Total Non-Accrual Loans
June 30, 2024
Nonaccrual loans:
Construction	$207	$—	$207
Residential real estate	4,467	2,313	6,780
Residential rentals	—	—	—
Commercial real estate	572	5,259	5,831
Commercial	194	1,264	1,458
Consumer	336	52	388
Credit Cards	—	173	173
Total	$5,776	$9,061	$14,837

(Dollars in thousands)	Non-Accrual Delinquent Loans	Non-Accrual Current Loans	Total Non-Accrual Loans
December 31, 2023
Nonaccrual loans:
Construction	$221	$405	$626
Residential real estate	4,137	2,208	6,345
Residential rentals	—	—	—
Commercial real estate	1,215	3,149	4,364
Commercial	28	516	544
Consumer	903	2	905
Credit Cards	—	—	—
Total	$6,504	$6,280	$12,784
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
Consumer credit cards are monitored based on a borrower payment history. Credit card loans are classified as performing and are typically charged off no later than 180 days past due when, in the opinion of management, the collection of principal or interest is considered doubtful. As of June 30, 2024, there were 7 credit cards that were evaluated based on economic conditions specific to the loans or borrowers, and were downgraded to substandard and non-performing.
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
Rating 10 – Loss – Loss assets are uncollectible or of little value.

The following tables provides information on loan risk ratings as of June 30, 2024 and gross write-offs during the six months ended June 30, 2024.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
(Dollars in thousands)	Prior	2020	2021	2022	2023	2024
June 30, 2024
Construction
Pass	$36,766	$11,583	$24,701	$81,331	$113,451	$45,465	$13,754	$617	$327,668
Substandard	60	—	—	147	—	—	—	—	207
Total	$36,826	$11,583	$24,701	$81,478	$113,451	$45,465	$13,754	$617	$327,875
Gross Charge-offs	$—	$—	$(12)	$—	$—	$—	$—	$—	$(12)

Residential real estate
Pass	$358,688	$101,940	$245,989	$405,943	$238,422	$51,212	$115,376	$13,202	$1,530,772
Special Mention	398	540	491	—	—	—	173	—	1,602
Substandard	5,016	—	875	301	—	—	1,025	—	7,217
Total	$364,102	$102,480	$247,355	$406,244	$238,422	$51,212	$116,574	$13,202	$1,539,591
Gross Charge-offs	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Commercial real estate
Pass	$817,330	$302,884	$411,101	$426,121	$213,809	$54,822	$31,520	$—	$2,257,587
Special Mention	11,492	—	6,692	5,044	—	—	531	—	23,759
Substandard	3,005	—	3,116	—	—	—	30	—	6,151
Total	$831,827	$302,884	$420,909	$431,165	$213,809	$54,822	$32,081	$—	$2,287,497
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$30,525	$12,726	$47,411	$32,624	$30,185	$16,782	$44,803	$469	$215,525
Special Mention	127	—	—	—	—	—	—	62	189
Substandard	359	—	10	1,501	619	—	784	—	3,273
Total	$31,011	$12,726	$47,421	$34,125	$30,804	$16,782	$45,587	$531	$218,987
Gross Charge-offs	$(23)	$—	$—	$—	$—	$—	$—	$—	$(23)

Consumer
Pass	$1,129	$12,218	$68,827	$129,051	$76,468	$35,723	$675	$—	$324,091
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	13	7	62	236	68	—	2	—	388
Total	$1,142	$12,225	$68,889	$129,287	$76,536	$35,723	$677	$—	$324,479
Gross Charge-offs	$(381)	$(9)	$(46)	$(918)	$(16)	$—	$(16)	$—	$(1,386)

Total
Pass	$1,244,438	$441,351	$798,029	$1,075,070	$672,335	$204,004	$206,128	$14,288	$4,655,643
Special Mention	12,017	540	7,183	5,044	—	—	704	62	25,550
Substandard	8,453	7	4,063	2,185	687	—	1,841	—	17,236
Total loans by risk category	$1,264,908	$441,898	$809,275	$1,082,299	$673,022	$204,004	$208,673	$14,350	$4,698,429

Total gross charge-offs	$(405)	$(9)	$(58)	$(918)	$(16)	$—	$(16)	$—	$(1,422)

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
(Dollars in thousands)	Prior	2020	2021	2022	2023	2024
June 30, 2024
Credit Cards
Performing	$—	$—	$—	$—	$—	$—	$7,135	$—	$7,135
Non-Performing	—	—	—	—	—	—	173	—	173
Total	$—	$—	$—	$—	$—	$—	$7,308	$—	$7,308
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$(194)	$—	$(194)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$7,308	$—	$7,308

Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(194)	$—	$(194)

Total Recorded Investment	$1,264,908	$441,898	$809,275	$1,082,299	$673,022	$204,004	$215,981	$14,350	$4,705,737
The following tables provides information on loan risk ratings as of December 31, 2023 and gross write-offs during twelve months ended December 31, 2023.

	Term Loans by Origination Year						Revolving loans	Revolving converted to term loans	Total
(Dollars in thousands)	Prior	2019	2020	2021	2022	2023
December 31, 2023
Construction
Pass	$23,450	$15,721	$14,773	$34,325	$101,426	$100,620	$8,056	$—	$298,371
Substandard	199	—	—	12	418	—	—	—	629
Total	$23,649	$15,721	$14,773	$34,337	$101,844	$100,620	$8,056	$—	$299,000
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$317,528	$54,387	$105,269	$251,269	$392,378	$239,914	$119,777	$874	$1,481,396
Special Mention	154	256	564	503	—	—	192	—	1,669
Substandard	6,000	—	—	—	—	—	1,373	—	7,373
Total	$323,682	$54,643	$105,833	$251,772	$392,378	$239,914	$121,342	$874	$1,490,438
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$(119)	$—	$(119)

Commercial real estate
Pass	$670,042	$190,753	$311,980	$426,750	$428,240	$210,915	$14,873	$2,138	$2,255,691
Special Mention	14,986	331	—	5,501	4,446	—	100	409	25,773
Substandard	2,119	2,029	—	542	—	—	—	—	4,690
Total	$687,147	$193,113	$311,980	$432,793	$432,686	$210,915	$14,973	$2,547	$2,286,154
Gross Charge-offs	$(512)	$—	$(814)	$—	$—	$—	$—	$—	$(1,326)

Commercial
Pass	$23,771	$12,946	$14,464	$41,621	$35,897	$27,901	$49,160	$22,284	$228,044
Special Mention	143	—	—	425	—	—	251	—	819
Substandard	160	69	—	—	487	—	314	46	1,076
Total	$24,074	$13,015	$14,464	$42,046	$36,384	$27,901	$49,725	$22,330	$229,939
Gross Charge-offs	$(1)	$—		$—	$—	$—	$—	$(242)	$(243)

Consumer
Pass	$621	$961	$14,158	$76,629	$143,507	$91,415	$699	$—	$327,990
Special Mention	—	—	—	—	—	—	2	—	2
Substandard	—	38	5	80	780	—	1	—	904
Total	$621	$999	$14,163	$76,709	$144,287	$91,415	$702	$—	$328,896
Gross Charge-offs	$(522)	$—	$(16)	$(17)	$(8)	$(4)	$(7)	$—	$(574)

Total
Pass	$1,035,412	$274,768	$460,644	$830,594	$1,101,448	$670,765	$192,565	$25,296	$4,591,492
Special Mention	15,283	$587	$564	$6,429	$4,446	$—	$545	$409	28,263
Substandard	8,478	2,136	5	634	1,685	—	1,688	46	14,672
Total loans by risk category	$1,059,173	$277,491	$461,213	$837,657	$1,107,579	$670,765	$194,798	$25,751	$4,634,427

Total gross charge-offs	$(1,035)	$—	$(830)	$(17)	$(8)	$(4)	$(126)	$(242)	$(2,262)

Credit Cards
Performing	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583
Total	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$(111)	$—	$(111)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583

Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(111)	$—	$(111)

Total Recorded Investment	$1,059,173	$277,491	$461,213	$837,657	$1,107,579	$670,765	$201,381	$25,751	$4,641,010
The following tables provide information on the aging of the loan portfolio as of June 30, 2024 and December 31, 2023.

	Accruing
(Dollars in thousands)	30‑59 days past due	60‑89 days past due	90 days past due and still accruing	30-89 days past due and not accruing	90 days past due and not accruing	Total past due	Current Accrual Loans	Current Non-Accrual Loans	Total
June 30, 2024
Construction	$282	$—	$—	$—	$207	$489	$327,386	$—	$327,875
Residential real estate	4,157	378	155	860	3,607	9,157	1,528,121	2,313	1,539,591
Commercial real estate	568	293	—	—	572	1,433	2,280,805	5,259	2,287,497
Commercial	6	10	—	143	51	210	217,513	1,264	218,987
Consumer	1,253	1,367	—	12	324	2,956	321,471	52	324,479
Credit Cards	96	17	258	—	—	371	6,764	173	7,308
Total	$6,362	$2,065	$413	$1,015	$4,761	$14,616	$4,682,060	$9,061	$4,705,737

Percent of total loans	0.14%	0.04%	0.01%	0.02%	0.10%	0.31%	99.50%	0.19%	100.0%
(1)Includes loans measured at fair value of $9.5 million at June 30, 2024.

	Accruing
(Dollars in thousands)	30‑59 days past due	60‑89 days past due	90 days past due and still accruing	30-89 days past due and not accruing	90 days past due and not accruing	Total past due	Current Accrual Loans (1)	Current Non-Accrual Loans	Total
December 31, 2023
Construction	$1,919	$—	$—	$—	$221	$2,140	$296,455	$405	$299,000
Residential real estate	2,420	271	108	1,469	2,668	6,936	1,481,294	2,208	1,490,438
Commercial real estate	16	—	—	—	1,215	1,231	2,281,774	3,149	2,286,154
Commercial	48	—	488	—	28	564	228,859	516	229,939
Consumer	3,224	1,391	—	24	879	5,518	323,376	2	328,896
Credit cards	$35	$36	$142	$—	$—	$213	$6,370	$—	$6,583
Total	$7,662	$1,698	$738	$1,493	$5,011	$16,602	$4,618,128	$6,280	$4,641,010

Percent of total loans	0.17%	0.04%	0.02%	0.03%	0.11%	0.37%	99.50%	0.13%	100.00%
(1)Includes loans measured at fair value of $9.9 million at December 31, 2023.

The following tables provide a summary of the activity in the ACL allocated by loan class for the three and six months ended June 30, 2024 and June 30, 2023. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

(Dollars in thousands)	Beginning Balance	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For three months ended June 30, 2024
Construction	$3,558	$—	$4	$4	$(91)	$3,471
Residential real estate	20,768	—	2	2	1,290	22,060
Commercial real estate	21,250	—	—	—	174	21,424
Commercial	2,879	(23)	2	(21)	8	2,866
Consumer (1)	8,682	(861)	68	(793)	256	8,145
Credit Card	199	(78)	—	(78)	391	512
Total	$57,336	$(962)	$76	$(886)	$2,028	$58,478
(1)Gross charge-offs of consumer loans for the three months ended June 30, 2024 included $0.4 million of demand deposit overdrafts.

(Dollars in thousands)	Beginning Balance	Impact of ASC326 Adoption	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For Three Months Ended June 30, 2023
Construction	$2,689	$—	$—	$4	$4	$(307)	$2,386
Residential real estate	8,747	—	—	3	3	401	9,151
Commercial real estate	9,858	—	—	—	—	409	10,267
Commercial	1,921	—	—	1	1	34	1,956
Consumer	5,249	—	(177)	119	(58)	63	5,254
Total	$28,464	$—	$(177)	$127	$(50)	$600	$29,014

(Dollars in thousands)	Beginning Balance	Charge- offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For Six Months Ended June 30, 2024
Construction	$3,935	$(12)	$6	$(6)	$(458)	$3,471
Residential real estate	21,949	(1)	4	3	108	22,060
Commercial real estate	20,975	—	—	—	449	21,424
Commercial	2,671	(23)	3	(20)	215	2,866
Consumer	7,601	(1,386)	144	(1,242)	1,786	8,145
Credit Card	220	(194)	8	(186)	478	512
Total	$57,351	$(1,616)	$165	$(1,451)	$2,578	$58,478

(Dollars in thousands)	Beginning Balance	Impact of ASC326 Adoption	Merger Adjustments	Charge- offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For Six Months Ended June 30, 2023
Construction	$2,973	$1,222	$—	$—	7	$7	$(1,816)	$2,386
Residential real estate	2,622	4,974	—	—	34	34	1,521	9,151
Residential rentals	—	—	—	—	—	—	—	—
Commercial real estate	4,899	3,742	—	—	—	—	1,626	10,267
Commercial	1,652	401	—	—	8	8	(105)	1,956
Consumer	4,497	452	—	(284)	165	(119)	424	5,254
Credit Card	—	—	—	—	—	—	—	—
Total	$16,643	$10,791	$—	$(284)	$214	$(70)	$1,650	$29,014

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment.

	June 30, 2024
(Dollars in thousands)	Real Estate Collateral	Other Collateral	Total
Construction	$207	$—	$207
Residential real estate	19,072	—	19,072
Commercial real estate	7,746	—	7,746
Commercial	—	3,302	3,302
Consumer	—	387	387
Total	$27,025	$3,689	$30,714

	December 31, 2023
(Dollars in thousands)	Real Estate Collateral	Other Collateral	Total
Construction	$662	$—	$662
Residential real estate	8,047	—	8,047
Commercial real estate	6,134	—	6,134
Commercial	—	1,106	1,106
Consumer	—	904	904
Total	$14,843	$2,010	$16,853
The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended June 30, 2024.
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
The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during three months ended June 30, 2024, and there were no modifications to loans for borrowers experiencing financial difficulty during the three months ended December 31, 2023.

(dollars in thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Portfolio Segment
June 30, 2024
Construction	$—	$—	$—	$—	$—	$—	—%
Residential real estate	—	—	—	—	—	—	—%
Residential rentals	—	—	—	—	—	—	—%
Commercial real estate	108	—	—	—	—	108	0.01%
Commercial	222	—	—	—	—	222	0.10%
Consumer	—	—	—	—	—	—	—%
Credit Cards	—	—	—	—	—	—	—%
Total	$330	$—	$—	$—	$—	$330	0.01%

(dollars in thousands)	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Payment Delay	Total	% of Total Portfolio Segment
December 31, 2023
Construction	$—	$—	$—	$—	$—	$—	—%
Residential real estate	—	—	—	—	—	—	—%
Residential rentals	—	—	—	—	—	—	—%
Commercial real estate	125	—	—	—	—	125	0.01%
Commercial	242	—	—	—	—	242	0.11%
Consumer	—	—	—	—	—	—	—%
Credit Cards	—	—	—	—	—	—	—%
Total	$367	$—	$—	$—	$—	$367	0.01%
The following table presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2024, and there were no modifications to loans for borrowers experiencing financial difficulty during the three months ended December 31, 2023.

(dollars in thousands)	Weighted-Average Months of Term Extension
June 30, 2024
Commercial real estate	12 months
Commercial	12 months

(dollars in thousands)	Weighted-Average Months of Term Extension
December 31, 2023
Commercial real estate	1.0 year
Commercial	1.0 year
During the three months ended June 30, 2024 and December 31, 2023, there were no defaults on loan modifications made to borrowers experiencing financial difficulty.
The following table present the aging analysis of loan modifications made to borrowers experiencing financial difficulty as of June 30, 2024, and there were no loan modifications made to borrowers experiencing financial difficulty at December 31, 2023.

	Accruing
(Dollars in thousands)	30‑59 days past due	60‑89 days past due	90 days past due and still accruing	90 days past due and not accruing	Total past due	Current Accrual	Current Non-Accrual	Total Recorded Investment
June 30, 2024
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	108	108
Commercial	—	—	—	—	—	—	222	222
Consumer	—	—	—	—	—	—	—	—
Credit Cards	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$330	$330

	Accruing
(Dollars in thousands)	30‑59 days past due	60‑89 days past due	90 days past due and still accruing	90 days past due and not accruing	Total past due	Current Accrual	Current Non-Accrual	Total Recorded Investment
December 31, 2023
Construction	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate	—	—	—	—	—	—	—	—
Residential rentals	—	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	125	125
Commercial	—	—	—	—	—	153	89	242
Consumer	—	—	—	—	—	—	—	—
Credit Cards	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$153	$214	$367
Foreclosure Proceedings
There were $0.2 million of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of June 30, 2024 and $0.2 million as of December 31, 2023, respectively. There were no residential real estate properties included in the balance of other real estate owned (“OREO”) at June 30, 2024 and December 31, 2023.

Note 5 – Goodwill and Other Intangibles
The following table provides information on the significant components of goodwill and other acquired intangible assets at June 30, 2024 and December 31, 2023.

	June 30, 2024
(Dollars in thousands)	Gross Carrying Amount	Additions	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Goodwill	$65,476	$—	$(1,543)	$(667)	$63,266	0.0 years

Other intangible assets
Amortizable
Core deposit intangible	$59,151	$—	$—	$(16,206)	$42,945	3.6 years
Total other intangible assets	$59,151	$—	$—	$(16,206)	$42,945

	December 31, 2023
(Dollars in thousands)	Gross Carrying Amount	Additions	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (in years)

Goodwill	$65,476	$—	$(1,543)	$(667)	$63,266	0.0 years

Other intangible assets
Amortizable
Core deposit intangible	$10,503	48,648	$—	$(11,061)	$48,090	3.7 years
Total other intangible assets	$10,503	$48,648	$—	$(11,061)	$48,090
The aggregate amortization expense was $5.1 million for the six months ended June 30, 2024 and $0.9 million for the six months ended June 30, 2023.
At June 30, 2024, estimated future remaining amortization for amortizing core deposit intangibles within the years ending December 31, is as follows:

(Dollars in thousands)	Amortization Expense
2024	$4,634
2025	8,589
2026	7,398
2027	6,208
2028	5,060
Thereafter	11,056
Total amortizing intangible assets	$42,945

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
The following tables present information about the Company’s leases.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Lease liabilities	$12,189	$12,857
Right-of-use assets	$11,762	$12,487
Weighted average remaining lease term	10.61 years	10.88 years
Weighted average discount rate	3.26%	3.24%
Remaining lease term - min	0.08 years	0.39 years
Remaining lease term - max	17.18 years	17.68 years

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost (in thousands)	2024	2023	2024	2023
Operating lease cost	$494	$327	$986	$667
Total lease cost	$494	$327	$986	$667

Cash paid for amounts included in the measurement of lease liabilities	$466	$310	$928	$631
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due (in thousands)	As of June 30, 2024
Six months ending December 31, 2024	$899
2025	1,680
2026	1,639
2027	1,511
2028	1,460
Thereafter	7,281
Total undiscounted cash flows	$14,470
Discount	2,281
Lease liabilities	$12,189
Total gross rental income was $0.3 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. Total gross rental income was $0.5 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.
The following table presents our minimum future annual rental income on such leases as of June 30, 2024.

(In thousands)	As of June 30, 2024
Six months ending December 31, 2024	$446
2025	908
2026	932
2027	619
2028	637
Thereafter	2,477
Total	$6,019

Note 7 - Deposits
Deposits consist of the following categories as of the dates indicated:

(dollars in thousands)	June 30, 2024		December 31, 2023
	Balance	%	Balance	%
Noninterest-bearing demand	$1,587,252	30.83%	$1,258,037	23.36%
Interest-bearing:
Demand	658,512	12.79%	1,165,546	21.64%
Money market deposits	1,337,274	25.97%	1,430,603	26.56%
Savings	352,069	6.84%	347,324	6.45%
Certificates of deposit	1,213,778	23.57%	1,184,610	21.99%
Total interest-bearing	3,561,633	69.17%	4,128,083	76.64%

Total Deposits	$5,148,885	100.00%	$5,386,120	100.00%
At June 30, 2024, the scheduled contractual maturities of certificates of deposit are as follows:

(dollars in thousands)	June 30, 2024
Within one year	$1,012,597
Year 2	169,730
Year 3	16,729
Year 4	8,512
Year 5	6,206
Thereafter	4
$1,213,778
The aggregate amount of certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 at June 30, 2024 and December 31, 2023 was $372.7 million and $354.6 million, respectively.

Note 8 - Borrowings
Long-term debt consisted of the following:

(dollars in thousands)	June 30, 2024	December 31, 2023	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
FHLB Advances	$50,000	—	2024	2025		4.786%
Total long-term advances	50,000	—

September 2030 Subordinated Debentures	25,000	$25,000	2020	2030	2025	5.375% through September 2025, 3-month SOFR + 5.265% thereafter
October 2030 Subordinated Debentures	19,500	19,500	2020	2030	2025	4.75% through October 2025, 3-month SOFR + 4.58% thereafter
Total subordinated debentures	44,500	44,500

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.00%
Tri-County Capital Trust I	7,000	7,000	2004	2034		90-day SOFR + 2.60%
Tri-County Capital Trust II	5,000	5,000	2005	2035		90-day SOFR + 1.70%
Total trust preferred securities	32,619	32,619
Less net discount and unamortized issuance costs	(4,299)	(4,822)
Total long-term debt	$122,820	$72,297
At June 30, 2024, subordinated notes consisted of $25.0 million of long-term debt issued by the Company in August 2020, and $19.5 million of long-term debt assumed as a result of the merger with TCFC. The recorded balance of subordinated debt issued in 2020 and the assumed subordinated debt from TCFC, net of unamortized issuance costs and fair value discounts, respectively, were $24.9 million and $18.6 million, respectively.
The Company also assumed TRUPS in the aggregate of $32.6 million as a result of the merger with TCFC in the third quarter of 2023 and the acquisition of Severn in the fourth quarter of 2022. Trust preferred securities consisted of $20.6 million issued to Severn Capital Trust I, $7.0 million issued by Tri-County Capital Trust I and $5.0 million issued by Tri-County Capital Trust II. The recorded balance of the debt acquired from Severn at June 30, 2024 was $18.7 million, net of the unamortized fair value adjustment of $1.9 million. At June 30, 2024, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.4 million and $4.2 million, which are presented as net of the unamortized fair value adjustment of $0.6 million and $0.8 million, respectively.
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank (“FHLB”) to meet short-term liquidity needs. There were $50.0 million outstanding long-term borrowings from the FHLB at June 30, 2024 and zero at December 31, 2023. The Company also had short-term borrowings from FHLB of $31.0 million at June 30, 2024 and zero at December 31, 2023, respectively. Further information on these obligations is provided in the Company’s 2023 Annual Report.
Note 9 - Stock-Based Compensation
At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 190,166 shares remained available for grant at June 30, 2024.
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
At June 30, 2024, the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

The following table summarizes restricted stock award and restricted stock unit activity for the Company under the 2016 Equity Plan for the six months ended June 30, 2024.

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	45,322	$15.42	165,055	$11.56	—	$—
Granted	51,610	11.39	53,279	11.31	43,651	11.32
Vested	(27,865)	17.07	(35,146)	11.56	—	—
Forfeited	—	—	(3,256)	11.56	—	—
Nonvested at end of period	69,067	$11.74	179,932	$11.49	43,651	$11.32
The fair value of restricted stock awards that vested during the first six months of 2024 and 2023 was $0.3 million and $0.5 million, respectively. The fair value of restricted stock units vested during the first six months of 2024 and 2023 was $0.4 million and zero.
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
The following table provides information pertaining to the carrying amounts of our derivative financial instruments at June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset - IRLCs	$13,904	$208	$6,785	$110
Asset - TBA securities	19,500	85	1,000	2
Liability - TBA securities	4,000	7	18,000	176
Note 11 – Accumulated Other Comprehensive Loss
The Company records unrealized holding gains (losses), net of tax, on investment securities AFS as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(Dollars in thousands)	Net Unrealized Losses	Net Unrealized Losses	Net Unrealized Losses	Net Unrealized Gains And (Losses)
Beginning of period	$(8,058)	$(8,161)	$(7,494)	$(9,021)
Other comprehensive (loss) income, net of tax	(202)	(400)	(766)	460
End of period	$(8,260)	$(8,561)	$(8,260)	$(8,561)

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of June 30, 2024 and December 31, 2023, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of December 31, 2023, the most recent notification from our primary regulator categorized the Bank, as well capitalized under the regulatory framework for prompt corrective action. At June 30, 2024, there were no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.
The minimum ratios for capital adequacy purposes are 7.00%, 8.50%, 10.50% and 4.00% for the common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively which include a capital conservation buffer of 2.50% for common equity Tier 1, Tier 1, and total capital ratios. To be categorized as well capitalized, a bank must maintain minimum ratios of 6.50%, 8.00%, 10.00% and 5.00% for its common equity Tier 1, Tier 1 risk-based capital, total risk-based capital and leverage ratios, respectively.
The table presents the actual and required capital ratios for the Company and Bank as of June 30, 2024 and December 31, 2023.

(dollars in thousands)	Actual		Regulatory Min. Ratio + CCB (1)		Required To Be Considered Well Capitalized
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Tier 1 Capital to RWA
The Company	$435,238	9.06%	$336,226	7.00%	$312,210	6.50%
The Bank	501,003	10.45%	335,756	7.00%	311,773	6.50%
Tier 1 Capital to RWA
The Company	464,554	9.67%	408,275	8.50%	384,258	8.00%
The Bank	501,003	10.45%	407,704	8.50%	383,721	8.00%
Total Capital to RWA
The Company	567,680	11.82%	504,339	10.50%	480,323	10.00%
The Bank	560,625	11.69%	503,634	10.50%	479,651	10.00%
Tier 1 Capital to AA (Leverage) (2)
The Company	464,554	8.07%	230,250	4.00%	287,813	5.00%
The Bank	501,003	8.71%	230,024	4.00%	287,530	5.00%

December 31, 2023
Common Tier 1 Capital to RWA
The Company	$408,317	8.69%	$328,825	7.00%	$305,338	6.50%
The Bank	470,200	10.02%	328,511	7.00%	305,046	6.50%
Tier 1 Capital to RWA
The Company	437,475	9.31%	399,288	8.50%	375,800	8.00%
The Bank	470,200	10.02%	398,906	8.50%	375,441	8.00%
Total Capital to RWA
The Company	539,200	11.48%	493,238	10.50%	469,750	10.00%
The Bank	528,786	11.27%	492,766	10.50%	469,301	10.00%
Tier 1 Capital to AA (Leverage) (2)
The Company	437,475	7.74%	225,965	4.00%	282,456	5.00%
The Bank	470,200	8.33%	225,797	4.00%	282,247	5.00%

The following tables present the capital amounts as of June 30, 2024 and December 31, 2023.

Regulatory Capital and Ratios	The Company		The Bank
(dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Common equity	$522,783	$511,135	$587,283	$570,100
Goodwill(4)	(61,460)	(63,266)	(61,460)	(63,266)
Core deposit intangible (3)	(32,313)	(38,069)	(32,313)	(38,069)
DTAs that arise from net operating loss and tax credit carry forwards	(2,032)	(8,977)	(767)	(6,059)
AOCI losses	8,260	7,494	8,260	7,494
Common Equity Tier 1 Capital	435,238	408,317	501,003	470,200
TRUPs	29,316	29,158	—	—
Tier 1 Capital	464,554	437,475	501,003	470,200
Allowable reserve for credit losses and other Tier 2 adjustments	59,622	58,586	59,622	58,586
Subordinated debentures	43,504	43,139	—	—
Total Capital	$567,680	$539,200	$560,625	$528,786

Risk-Weighted Assets ("RWA")	$4,803,230	$4,697,504	$4,796,512	$4,693,009
Average Assets ("AA")	$5,756,260	$5,649,116	$5,750,604	$5,644,930
____________________________________
(1)The regulatory minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB").
(2)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. The PCA well capitalized is defined as 5.00%.
(3)Core deposit intangible is net of deferred tax liability.
(4)Goodwill is net of deferred tax liability.
Bank and holding company regulations impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.
At June 30, 2024, the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.

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

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2024
MSRs (1)	$5,995	Market Approach	Weighted average prepayment speed (PSA) (2)	136

IRLCs - net asset	$208	Market Approach	Range of pull through rate	77% - 100%
			Average pull through rate	96%

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2023
MSRs (1)	$5,926	Market Approach	Weighted average prepayment speed (PSA) (2)	129

IRLCs - net asset	$110	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	98%
____________________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)PSA = Public Securities Association Standard Prepayment Model
The following table presents activity in MSRs for the three and six months ended June 30, 2024.

(Dollars in thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning balance	$5,821	$5,926
Servicing rights resulting from sales of loans	80	198
Valuation adjustment	94	(129)
Ending balance	$5,995	$5,995
The following table presents activity in the IRLCs - net asset for the three and six months ended June 30, 2024.

(Dollars in thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Beginning balance	$232	$110
Valuation adjustment	(24)	98
Ending balance	$208	$208
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

The following tables present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023. No assets were transferred from one hierarchy level to another during the first six months of 2024 or 2023.

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Assets:
Securities available for sale:
U.S. Government agencies	$20,160	$—	$20,160	$—
Mortgage-backed	105,473	—	105,473	—
Other debt securities	5,961	—	5,961	—
	131,594	—	131,594	—

Equity securities	5,699	—	5,699	—

TBA forward trades	85	—	85	—
Loans Held for Sale	27,829	—	27,829	—
Loans Held for Investment, at fair value	9,515	—	9,515	—
MSRs	5,995	—	—	5,995
IRLCs	208	—	—	208
Total assets at fair value	$180,925	$—	$174,722	$6,203

Liabilities:
TBA securities	7	—	7	—
Total liabilities at fair value	$7	$—	$7	$—

(Dollars in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Securities available for sale:
U.S. Government agencies	$20,475	$—	$20,475	$—
Mortgage-backed	84,027	—	84,027	—
Other debt securities	6,019	—	6,019	—
	110,521	—	110,521	—

Equity securities	5,703	—	5,703	—

TBA forward trades	2	—	2	—
Loans Held for Sale	8,782	—	8,782	—
Loans Held for Investment, at fair value	9,944	—	9,944	—
MSRs	5,926	—	—	5,926
IRLCs	110	—	—	110
Total assets at fair value	$140,988	$—	$134,952	$6,036

Liabilities:
TBA securities	$176	$—	$176	$—
Total liabilities at fair value	$176	$—	$176	$—
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
The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at June 30, 2024 and December 31, 2023. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average (1)
June 30, 2024
Nonrecurring measurements:
Individually evaluated collateral dependent loans	$2,311	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	40% 10%	40% 10%

Other real estate owned	$179	Appraisal of collateral(1)	Appraisal adjustment(2)	0% - 20%	0%

Repossessed properties	$1,560	Appraisal of collateral(1)	Appraisal adjustment(2)	0% - 13%	13%

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2023
Nonrecurring measurements:
Individually evaluated collateral dependent loan	$633	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	51% 10%	51% 10%

Other real estate owned	$179	Appraisal of collateral(1)	Appraisal adjustment(2)	0% - 20%	0%
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
The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table. Fair values for June 30, 2024 and December 31, 2023 were estimated using an exit price notion.

June 30, 2024	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$138,883	$138,883	$138,883	$—	$—
Investment securities - AFS	131,594	131,594	—	131,594	—
Investment securities - HTM, net	499,431	440,164	—	440,164	—
Equity securities	5,699	5,699	—	5,699	—
Restricted securities	21,725	21,725	—	21,725	—
Loans held for sale	27,829	27,829	—	27,829	—
TBA derivatives trades	85	85	—	85	—
Cash surrender value on life insurance	102,969	102,969	—	102,969	—
Loans, at fair value	9,515	9,515	—	9,515	—
Loans, net	4,637,744	4,454,771	—	—	4,454,771
MSRs	5,995	5,995	—	—	5,995
IRLCs	208	208	—	—	208

Liabilities
Deposits:
Noninterest-bearing demand	$1,587,252	$1,587,252	$—	$1,587,252	$—
Checking plus interest	658,512	658,512	—	658,512	—
Money Market	1,337,274	1,337,274	—	1,337,274	—
Savings	350,734	350,734	—	350,734	—
Club	1,335	1,335	—	1,335	—
Certificates of Deposit	1,213,778	1,212,174	—	1,212,174	—
Advances from FHLB	81,000	80,786	—	80,786	—
Subordinated debt, net	43,504	43,587	—	43,587	—
TRUPS, net	29,316	27,691	—	27,691	—
TBA Securities	7	7	—	7	—
IRLCs	—	—	—	—	—

December 31, 2023	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset (dollars in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$372,413	$372,413	$372,413	$—	$—
Investment securities - AFS	110,521	110,521	—	110,521	—
Investment securities - HTM	513,188	457,830	—	457,830	—
Equity securities	5,703	5,703	—	5,703	—
Loans held for sale	8,782	8,782	—	8,782	—
TBA securities	2	2	—	2	—
Cash surrender value on life insurance	101,704	101,704	—	101,704	—
Loans, at fair value	9,944	9,944	—	9,944	—
Loans, net	4,573,715	4,477,468	—	—	4,477,468
MSRs	5,926	5,926	—	—	5,926
IRLCs	110	110	—	—	110

Liabilities
Deposits:
Noninterest-bearing demand	$1,258,037	$1,258,037	$—	$1,258,037	$—
Checking plus interest	1,165,546	1,165,546	—	1,165,546	—
Money Market	1,430,603	1,430,603	—	1,430,603	—
Savings	347,324	347,324	—	347,324	—
Certificates of Deposit	1,184,610	1,184,447	—	1,184,447	—
Subordinated debt, net	43,139	42,579	—	42,579	—
TRUPS, net	29,158	28,266	—	28,266	—
TBA Securities	176	176	—	176	—
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
The following table provides information on commitments outstanding at June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$676,715	$613,266
Letters of credit	26,490	28,519
Total	$703,205	$641,785
The Company provides banking services to customers who do business in the cannabis industry. While the Company is providing banking services to customers that are engaged in the growing, processing, and sales of cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate Federal laws. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally-insured financial institution being subject to such aiding and abetting liability, the strict enforcement of Federal laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of June 30, 2024, the Company had not accrued an amount for the potential impact of any such actions.
Following is a summary of the level of business activities with our cannabis industry customers:

•Deposit and loan balances at June 30, 2024 were approximately $202.3 million, or 3.9% of total deposits, and $73.6 million, or 1.6% of total gross loans, respectively.
•Interest and noninterest income for the six months ended June 30, 2024, were approximately $2.0 million and $0.6 million, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023

Net Income	$11,234	$4,018	$19,418	$10,475

Average number of common shares outstanding	33,234	19,903	33,212	19,895
Dilutive effect of common stock equivalents	—	—	—	—
Average number of shares used to calculate diluted EPS	33,234	19,903	33,212	19,895

Anti-dilutive shares	9	—	5	—

Earnings per common share
Basic	$0.34	$0.20	$0.58	$0.53
Diluted	$0.34	$0.20	$0.58	$0.53
As of three and six months ended June 30, 2024 there were 9,000 and 5,000, respectively, of unvested restricted stock and performance stock unit awards which were excluded from the calculation as their effect would be anti-dilutive. There were no antidilutive awards that were excluded from the calculation for the three and six months ended June 30, 2023.
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
All contract issuance costs are expensed as incurred. We had no contract assets or liabilities at June 30, 2024.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,493	$1,264	$3,001	$2,477
Trust and investment fee income	896	399	1,630	831
Interchange income	1,717	1,311	3,304	2,523
Title Company revenue	165	186	243	323
Other noninterest income	981	500	1,783	945
Noninterest Income (in-scope of Topic 606)	5,252	3,660	9,961	7,099
Noninterest Income (out-of-scope of Topic 606)	3,188	1,634	5,046	3,529
Total Noninterest Income	$8,440	$5,294	$15,007	$10,628

Item 2 – Management’s Discussion and Analysis (“MD&A”) of Financial Condition and Results of Operations.
Unless the context clearly suggests otherwise, references to “the Company”, “we”, “our”, and “us” in the remainder of this Quarterly Report on Form 10-Q are to Shore Bancshares, Inc. and its consolidated subsidiaries.
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
Allowance for Credit Losses on Loans
The Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)”, as amended, on January 1, 2023 and in accordance with ASC 326, has recorded an ACL on loans carried at amortized cost. The ACL represents management’s best estimate of expected lifetime credit losses within the Company's loan portfolio as of the balance sheet date. The ACL is established through a provision for credit losses and is increased by recoveries of loans previously charged off. Loan losses are charged against the allowance when management's assessments confirm that the Company will not collect the full amortized cost basis of a loan. The calculation of expected credit losses is determined using cash flow methodology, and includes considerations of historical experience, current conditions, and reasonable and supportable economic forecasts that may affect collection of the recorded balances. The Company assesses an ACL to groups of loans which share similar risk characteristics or on an individual basis, as deemed appropriate. Changes in the ACL on loans and the related provision for credit losses, can materially affect financial results. Although the overall balance is determined based on specific portfolio segments and individually assessed assets, the entire balance is available to absorb credit losses for loans in the portfolio.
The determination of the appropriate level of ACL on loans inherently involves a high degree of subjectivity and requires the Company to make significant judgments concerning credit risks and trends using quantitative and qualitative information as well as reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and significant changes. Changes in conditions including unforeseen events, changes in asset-specific risk characteristics, and other economic factors both within and outside the Company's control, may indicate the need for an increase or decrease in the ACL on loans. While management makes every effort to utilize the best information available in making its assessment of the ACL estimate, the estimation process is inherently challenging as potential changes in any one factor or input may occur at different rates and/or impact pools of loans in different ways. Further, changes in factors and inputs may also be directionally inconsistent such that improvement in one factor may offset deterioration in others.
Goodwill and Bargain Purchase Gain
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Determining fair value is subjective, requiring the use of estimates, assumptions, and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Impairment testing requires a qualitative assessment and/or an independent valuation be obtained to determine the fair value of each of the Company’s reporting units be compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an impairment loss may be required to write down the related goodwill.
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
PCD loans are those for which there is more than insignificant evidence of credit deterioration since origination. When determining fair value as of the date of acquisition, PCD loans are aggregated into pools based on common risk characteristics such as loan type, date of origination, and evidence of credit quality deterioration based on internal risk grades and past due and nonaccrual status. At the acquisition date, the ACL is determined and added to the fair value of the loan to determine the new amortized cost basis. The difference between the new amortized cost basis and the unpaid principal balance is either a noncredit discount or premium that will be amortized or accredited into the interest income over the remaining life of the loan. Disposals of loans, which may include sale of loans to third parties, receipt of payments in full or in part from the borrower or foreclosure of the collateral, result in removal of the loan from the PCD loan portfolio at its carrying amount.
The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. Purchased performing loans do not have a more-than-insignificant deterioration in credit quality since origination and have an ACL established in a manner that is consistent with the Company originated loans. The allowance for PCD loans is determined based upon the Company’s methodology for estimating the allowance under CECL, and is recorded as an adjustment to the acquired loan balance on the date of acquisition. Additionally, upon the purchase or acquisition of non-PCD loans, the Company measures and records a reserve for credit losses based on the Company’s methodology for determining the allowance under CECL. The allowance for non-PCD loans is recorded through a charge to provision for credit losses in the period in which the loans were purchased or acquired.
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
Shore Bancshares, Inc. is headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank, N.A. (the “Bank”). The Bank operates 41 full-service branches in Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County, Anne Arundel County, Charles County, St Mary's County, Calvert County and Worcester County in Maryland, Kent County and Sussex County in Delaware, Fredericksburg City, Stafford County and Spotsylvania County in Virginia. The Company through Wye Financial Partners, a department of the Bank, provides full-service investment and insurance solutions through our broker/dealer, LPL Financial. The Bank also offers wealth management solutions such as corporate trustee services and trust administration through Wye Trust, a division of the Bank. The Company also engages in title work for real estate transactions through its wholly-owned subsidiary, Mid-Maryland Title Company, Inc.
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

OVERVIEW
The Company’s net income for the second quarter of 2024 was $11.2 million or $0.34 per diluted common share compared to net income of $8.2 million or $0.25 per diluted common share for the first quarter of 2024, and net income of $4.0 million or $0.20 per diluted common share for the second quarter of 2023. Net income for the first-half of 2024 was $19.4 million or $0.58 per diluted common share, compared to net income for the first-half of 2023 of $10.5 million or $0.53 per diluted common share.
Second Quarter and First-Half of 2024 Highlights
•Return on Average Assets (“ROAA”) - The Company reported ROAA of 0.77% for the second quarter of 2024, compared to 0.57% for the first quarter of 2024 and 0.45% for the second quarter of 2023. Non-GAAP ROAA, which excludes fraud expense, core deposit intangible amortization, and merger-related expenses, was 0.91% for the second quarter of 2024, compared to 0.94% for the first quarter of 2024 and 0.59% for the second quarter of 2023.
•Net Interest Margin Expansion - Net interest margin (“NIM”) increased to 3.11% for the second quarter of 2024, from 3.08% for the first quarter of 2024. Excluding net accretion interest income of $3.8 million and $3.6 million for the same time periods, NIM increased two basis points (“bps”) to 2.83% for the second quarter of 2024, from 2.81% for the first quarter of 2024.
•Continued Stable and Low Cost Funding - Total deposits remained stable in the second quarter of 2024 with noninterest-bearing deposits increasing $386.6 million to 30.8% of total deposits. The increase in noninterest-bearing deposits was primarily due to the migration of low-cost demand deposits to noninterest-bearing deposits and successful initiatives designed to drive noninterest-bearing deposit growth. The total average cost of deposits for the second quarter of 2024 declined four bps to 2.19% when compared to the first quarter of 2024.
•Improving Earnings Drive Capital Accretion - Second quarter net interest income and noninterest income increased $1.0 million and $1.9 million, respectively, from the first quarter of 2024. Net interest income increased due to modest loan growth, slightly higher accelerated accretion income, the repricing of loans and securities. Noninterest income increased primarily due to higher mortgage-banking revenue from the increased volume and sales of residential mortgages. The improved earnings for the second quarter resulted in a 14 bps increase in the Company’s Tier 1 Capital Ratio and a 14 bps increase in the Company’s Total Risk-Based Capital Ratio, which were 9.67% and 11.82%, respectively, on June 30, 2024. The Company’s leverage ratio and tangible common equity ratio also increased to 8.07% and 7.23%, respectively, in the second quarter of 2024.
•Reduced Commercial Real Estate (“CRE”) Concentration - The CRE Concentration Ratio, which is calculated as non-owner occupied CRE loans as a percentage of the Bank’s Tier 1 Capital + Allowance for Credit Losses (“ACL”), decreased in the second quarter of 2024 to 368.7% from 370.0% in the first quarter of 2024 and 382.6% in the fourth quarter of 2023. Capital accretion has allowed the Bank to meet the needs of its customers and fund new CRE loans.
•Improving Operating Leverage - The second quarter efficiency ratio improved to 66.2% when compared to 76.9% in the first quarter 2024 and 77.8% in the second quarter 2023. The second quarter Non-GAAP efficiency ratio, which excludes core deposit intangible amortization and non-recurring activity, improved to 61.1% when compared to 62.4% in the first quarter 2024 and 71.8% in the second quarter 2023. Management anticipates ongoing expense management and technology investments will result in continued improvements in operating leverage over time.

SUMMARY OF OPERATING RESULTS
A comparison of the results of operations for the three and six months ended June 30, 2024 and June 30, 2023 is presented below.

	Unaudited (QTD)		Unaudited (YTD)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
OPERATING DATA
Interest income	$73,106	$36,633	$144,245	$71,695
Interest expenses	30,966	14,139	60,970	23,537
Net interest income (“NII”)	42,140	22,494	83,275	48,158
Provision for credit loses	2,081	667	2,488	1,880
NII after provision for credit losses	40,059	21,827	80,787	46,278
Noninterest income	8,440	5,294	15,007	10,628
Noninterest expenses	33,499	21,608	70,197	42,501
Income before income tax taxes	15,000	5,513	25,597	14,405
Income tax expense	3,766	1,495	6,179	3,930
Net income	$11,234	$4,018	$19,418	$10,475

	Unaudited (QTD)		Unaudited (YTD)
	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2024	2023	2024	2023
KEY OPERATING RATIOS
Return on average assets (“ROAA”)	0.77%	0.45%	0.67%	0.59%
Return on average equity (“ROAE”)	8.70	4.49	7.54	5.83
Return on average tangible equity (“ROATCE”) Non-GAAP (1)	12.85	7.16	13.08	8.57
Average total equity to average total assets	8.90	7.16	8.92	10.20
Interest rate spread	2.11	2.04	2.23	2.35
Net interest margin	3.11	2.68	3.09	2.93
Efficiency ratio (2)	66.23	77.76	71.42	72.30
Non-interest income to average assets	0.58	0.59	0.52	0.60
Non-interest expense to average assets	2.31	2.41	2.43	2.41
Net operating expense to average assets (3)	1.73	1.82	1.91	1.81

COMMON SHARE DATA
Basic and diluted net income per common share	$0.34	$0.20	$0.58	$0.53
Cash dividends paid per common share	$0.12	$0.12	$0.24	$0.24
Common dividend payout ratio	35.48%	60.00%	41.20%	45.28%
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023
Summary of Financial Results
The Company reported net income for the three months ended June 30, 2024 of $11.2 million or $0.34 diluted earnings per share compared to net income of $4.0 million or diluted earnings per share of $0.20 for the three months ended June 30, 2023. The Company’s ROAA, ROACE and ROATCE were 0.77%, 8.70% and 12.85%, respectively, for the three months ended June 30, 2024 compared to 0.45%, 4.49% and 7.16%, respectively, for the three months ended June 30, 2023.

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Interest and dividend income	$73,106	$36,633	$36,473	99.56%
Interest expenses	30,966	14,139	16,827	119.01%
Net interest income	42,140	22,494	19,646	87.34%
Provision for credit losses	2,081	667	1,414	211.99%
Noninterest income	8,440	5,294	3,146	59.43%
Noninterest expenses	33,499	21,608	11,891	55.03%
Income before income taxes	15,000	5,513	9,487	172.08%
Income tax expense	3,766	1,495	2,271	151.91%
Net income	$11,234	$4,018	$7,216	179.59%
Net Interest Income
Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $42.2 million for the second quarter of 2024 and $22.5 million for the second quarter of 2023. The increase in net interest income when compared to the second quarter of 2023 was primarily due to the increase in interest and fees on loans, interest and dividends on investment securities and interest on deposits from other banks, coupled with a decrease in interest on short-term borrowings. These improvements to net interest income were partially offset by the increase in interest on deposits and interest on long-term borrowings all significantly impacted by the merger with TCFC in the third quarter of 2023.

	Three Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Interest and dividend income
Loans, including fees	$67,292	$32,729	$34,563	105.60%
Interest and dividends on investment securities	5,236	3,734	1,502	40.22%
Interest on deposits with banks	578	170	408	240.00%
Total Interest and Dividend Income	$73,106	$36,633	$36,473	99.56%

Interest Expenses
Deposits	$27,585	$9,914	$17,671	178.24%
Short-term borrowings	1,584	3,449	(1,865)	(54.07)%
Long-term debt	1,797	776	1,021	131.57%
Total Interest Expenses	$30,966	$14,139	$16,827	119.01%

Taxable-equivalent adjustment	$82	$51	$31	60.78%

Tax Equivalent Net Interest Income	$42,222	$22,545	$19,677	87.28%

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

	Three Months Ended June 30,			Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets
Loans (1), (2), (3)
Residential real estate	$1,388,168	$19,278	5.59%	$946,545	$10,876	4.61%
Commercial real estate	2,738,693	39,370	5.78	1,292,406	15,620	4.85
Commercial	216,809	3,926	7.28	137,554	2,177	6.35
Consumer	327,781	4,265	5.23	323,798	3,983	4.93
State and political	2,331	30	5.18	900	8	3.57
Credit Cards	8,378	201	9.65	—	—	—
Other	24,350	302	4.99	8,741	117	5.37
Total Loans	4,706,510	67,372	5.76	2,709,944	32,781	4.85

Investment securities:
Taxable	705,421	5,230	2.97	645,178	3,729	2.31
Tax-exempt (1)	658	8	4.86	664	9	5.42
Interest-bearing deposits	47,372	578	4.91	13,397	170	5.09
Total earning assets	5,459,961	73,188	5.39%	3,369,183	36,689	4.37%
Cash and due from banks	45,141			29,923
Other assets	391,854			225,935
Allowance for credit losses	(57,628)			(28,730)
Total assets	$5,839,328			$3,596,311

	Three Months Ended June 30,			Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-bearing liabilities
Demand deposits	$711,138	$5,550	3.14%	$685,674	$3,913	2.29%
Money market and savings deposits	1,690,157	10,291	2.45	907,068	2,526	1.12
Brokered deposits	7,753	94	4.88	—	—	—
Certificates of deposit $100,000 or more	758,211	7,581	4.02	312,367	2,337	3.00
Other time deposits	417,331	4,069	3.92	225,495	1,139	2.03
Interest-bearing deposits (4)	3,584,590	27,585	3.10	2,130,604	9,915	1.87
Advances from FHLB - short-term	113,549	1,584	5.61	261,797	3,449	5.28
Advances from FHLB - long-term	30,220	346	4.60	—	—	—
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS") (4)	72,680	1,451	8.03	43,185	776	7.21
Total interest-bearing liabilities	3,801,039	30,966	3.28%	2,435,586	14,140	2.33%
Noninterest-bearing deposits	1,480,384			778,058
Accrued expenses and other liabilities	38,427			19,442
Stockholders’ equity	519,478			363,225
Total liabilities and stockholders’ equity	$5,839,328			$3,596,311

Net interest income		$42,222			$22,549

Net interest spread			2.11%			2.04%
Net interest margin			3.11%			2.68%
Cost of Funds			2.36%			1.76%
Cost of Deposits			2.19%			1.37%
Cost of Debt			6.28%			5.56%

Tax-equivalent adjustment
Loans		$80			$51
Investment securities		2			1
Total		$82			$52
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $4.5 million and $0.3 million of accretion interest on loans for the three months ended June 30, 2024 and 2023, respectively.
(4) Interest expense on deposits and borrowing includes amortization of deposit premiums and amortization of borrowing fair value adjustment. There were $(0.4) million and $41,000 of amortization of deposits premium, and $(0.2) million and $(47,000) of amortization of borrowing fair value adjustment for the three months ended June 30, 2024 and 2023, respectively.

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

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
	Volume	Due to Rate	Total
Interest income:
Loan Portfolio
Residential real estate	$6,096	$2,306	$8,402
Commercial real estate	20,762	2,988	23,750
Commercial	1,431	318	1,749
Consumer	40	242	282
State and political	18	4	22
Credit Cards	201	—	201
Other	193	(8)	185
Taxable investment securities	436	1,065	1,501
Tax-exempt investment securities	—	(1)	(1)
Interest-bearing deposits	414	(6)	408
Total interest income	$29,591	$6,908	$36,499

Interest-bearing liabilities:
Interest-bearing demand deposits	$188	$1,449	$1,637
Money market and savings deposits	4,765	3,000	7,765
Certificate of deposits	6,416	1,852	8,268
Advances from FHLB - Short-term	(2,080)	215	(1,865)
Subordinated debt	587	88	675
Total interest-bearing liabilities	$10,222	$6,604	$16,826
Net change in net interest income	$19,369	$304	$19,673
Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
Net interest income was $42.1 million for the second quarter of 2024, compared to $41.1 million for the first quarter of 2024 and $22.5 million for the second quarter of 2023. The increased in net interest income when compared to the first quarter of 2024 was primarily due to the increase in interest and fees on loans of $1.5 million and interest and dividends on investment securities of $0.8 million, partially offset by an increase in interest expense of $1.0 million. The increase in net interest income when compared to the second quarter of 2023 was primarily due to the increase in interest and fees on loans of $34.6 million, interest and dividends on investment securities of $1.5 million and interest on deposits from other banks of $0.4 million, coupled with a decrease in interest on short-term borrowings of $1.9 million. These improvements were partially offset by the increase in interest on deposits of $17.7 million and interest on long-term borrowings of $1.0 million all significantly impacted by the merger with TCFC in the third quarter of 2023.
The Company’s NIM increased slightly to 3.11% for the second quarter of 2024 from 3.08% for the first quarter of 2024 primarily due to the repricing of loans and securities at a greater rate than deposits. The Company’s cost of funds was positively impacted during the second quarter due to a shift from interest-bearing to noninterest-bearing deposits. Average interest-bearing deposits decreased $395.0 million which resulted in $0.9 million less interest expense. The Company’s NIM increased to 3.11% for the second quarter of 2024 from 2.68% for the second quarter of 2023. Comparing the second quarter of 2024 to the second quarter of 2023, the Company’s interest-earning asset yields increased 102 basis points to 5.39% from 4.37%, while the cost of funds repriced at a slower pace resulting in an increase of 60 basis points to 2.36% from 1.76% for the same period.
Provision for Credit Losses (“PCL”) and Allowance for Credit Losses
See discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this MD&A.

Noninterest Income
Total noninterest income for the second quarter of 2024 was $8.4 million, an increase of $1.9 million from $6.6 million for the first quarter of 2024 and an increase $3.1 million from $5.3 million for the second quarter of 2023. The increase from the first quarter of 2024 was primarily due to improved mortgage banking revenue. In addition, both Wye Financial Partners and the Mid-Maryland Title Company, Inc. have experienced improved revenue streams due to increased activity. The increase from the second quarter of 2023 was due to higher revenue among all revenue line items, a direct result of the merger with TCFC in the third quarter of 2023.
Noninterest Expense
Total noninterest expense of $33.5 million for the second quarter of 2024 decreased $3.2 million when compared to the first quarter of 2024 total non-interest expense of $36.7 million and increased $11.9 million when compared to the second quarter of 2023 total non-interest expense of $21.6 million. The decrease in total non-interest expenses from the first quarter of 2024 was primarily due to credit card fraud loss of $4.3 million in the first quarter, partially offset by an increase in salaries and wages of $1.5 million. The increase in total non-interest expense from the second quarter of 2023 was primarily due to the operation of a larger branch network and employee base due to the merger with TCFC, which significantly impacted almost all expense line items.
Income Taxes

The Company reported income tax expense of $3.8 million for the second quarter of 2024, and income tax expense of $1.5 million for the second quarter of 2023. The effective tax rate for the second quarter of 2024 and 2023 was 25.1% and 27.1%, respectively. The decrease in the effective tax rate was due primarily to lower nondeductible expenses associated with merger activity.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023
Summary of Financial Results
The Company reported net income for the six months ended June 30, 2024 of $19.4 million or diluted earnings per share of $0.58 compared to net income of $10.5 million or diluted earnings per share of $0.53 for the six months ended June 30, 2023. The Company’s ROAA, Non-GAAP ROAA, ROACE and ROATCE were 0.67%, 0.92%, 7.54% and 13.08% for the six months ended June 30, 2024, respectively, compared to 0.59%, 0.71%, 5.83% and 8.57% for the six months ended June 30, 2023, respectively.
The increase to net income in the first six months of 2024 compared to the same period in 2023 was primarily due to the merger with TCFC, which resulted in higher net interest income and noninterest income, partially offset by a higher provision for credit losses and noninterest expenses. The increase in net interest income was impacted by higher average balances and yields earned on average earning assets, partially offset by higher average balances and rates paid on interest-bearing liabilities. The increase in provision for credit losses for 2024 was due to higher levels of reserves required by the Company’s CECL model and higher net charge-offs. Almost all noninterest expense line items in 2024 increased as a result of the merger and the expanded operations of the newly combined Company.

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Interest and dividend income	$144,245	$71,695	$72,550	101.19%
Interest expenses	60,970	23,537	37,433	159.04%
Net interest income	83,275	48,158	35,117	72.92%
Provision for credit loses	2,488	1,880	608	32.34%
Noninterest income	15,007	10,628	4,379	41.20%
Noninterest expenses	70,197	42,501	27,696	65.17%
Income before income taxes	25,597	14,405	11,192	77.70%
Income tax (benefit) expense	6,179	3,930	2,249	57.23%
Net income	$19,418	$10,475	$8,943	85.37%
Net Interest Income
As shown in the table below, tax-equivalent net interest income increased $35.2 million to $83.4 million for the six months ended June 30, 2024 compared to $48.3 million for six months ended June 30, 2023. The increase in net interest income when compared to the prior period was primarily due to the increase in the average balance of loans of $2.0 billion, or 75.9%, and an increase in net accretion income of $6.7 million. Increases to net interest income were partially offset by increased total interest expense of $37.4 million, or 159.0%, primarily due to increases in the cost of funds and in the average balance of interest-bearing deposits of $1.6 billion, or 76.8%. All of the noted increases were significantly impacted by the merger.

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change
Interest and dividend income
Loans, including fees	$133,045	$63,557	$69,488	109.33%
Interest and dividends on investment securities	9,662	7,805	1,857	23.79%
Interest on deposits with banks	1,538	333	1,205	361.86%
Total Interest and Dividend Income	$144,245	$71,695	$72,550	101.19%

Interest Expenses
Deposits	$56,081	$17,195	$38,886	226.15%
Short-term borrowings	1,641	4,810	(3,169)	(65.88)%
Long-term debt	3,248	1,532	1,716	112.01%
Total Interest Expenses	$60,970	$23,537	$37,433	159.04%

Taxable-equivalent adjustment	$161	$92	$69	75.00%

Tax Equivalent Net Interest Income	$83,436	$48,250	$35,186	72.92%

Average Balances and Yields
The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets
Loans (1), (2), (3)
Consumer real estate	$1,374,902	$37,770	5.52%	$914,351	$21,383	4.72%
Commercial real estate	2,730,646	77,974	5.74%	1,286,199	30,793	4.83%
Commercial	218,346	8,024	7.39%	140,161	3,997	5.75%
Consumer	328,450	8,537	5.23%	310,736	7,257	4.71%
State and political	1,902	46	4.86%	939	17	3.65%
Credit Cards	7,918	368	9.35%	—	—	—%
Other	18,682	484	5.21%	8,680	199	4.62%
Total Loans	4,680,846	133,203	5.72%	2,661,066	63,646	4.82%

Investment securities:
Taxable	680,042	9,650	2.84	649,329	7,793	2.40
Tax-exempt (1)	659	15	4.55	665	15	4.51
Federal funds sold	—	—	—	—	—	—
Interest-bearing deposits	62,324	1,538	4.96	13,622	333	4.93
Total earning assets	5,423,871	144,406	5.35%	3,324,682	71,787	4.35%
Cash and due from banks	47,320			29,266
Other assets	393,439			226,989
Allowance for credit losses	(57,554)			(29,364)
Total assets	$5,807,076			$3,551,573

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-bearing liabilities
Demand deposits	$910,831	11,911	2.63%	$690,258	7,149	2.09%
Money market and savings deposits	1,679,615	20,451	2.45	955,541	4,899	1.03
Brokered deposits	14,107	345	4.92	—	—	—
Certificates of deposit $100,000 or more	760,211	15,256	4.04	277,096	3,413	2.48
Other time deposits	417,346	8,118	3.91	216,500	1,734	1.62
Interest-bearing deposits (4)	3,782,110	56,081	2.98	2,139,395	17,195	1.62
Securities sold under retail repurchase agreements and federal funds purchased	—	—	—	—	—	—
Advances from FHLB - short-term	58,775	1,641	5.61	188,293	4,810	5.15
Advances from FHLB - long-term	15,110	346	4.60	—	—	—
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS") (4)	72,549	2,902	8.04	43,147	1,532	7.16
Total interest-bearing liabilities	3,928,544	60,970	3.12%	2,370,835	23,537	2.00%
Noninterest-bearing deposits	1,321,705			798,994
Accrued expenses and other liabilities	39,100			19,539
Stockholders’ equity	517,727			362,205
Total liabilities and stockholders’ equity	$5,807,076			$3,551,573

Net interest income		$83,436			$48,250

Net interest spread			2.23%			2.35%
Net interest margin			3.09%			2.93%
Cost of Funds			2.34%			1.50%
Cost of Deposits			2.21%			1.18%
Cost of Debt			6.71%			5.53%

Tax-equivalent adjustment
Loans		$158			$89
Investment securities		3			3
Total		$161			$92
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $8.7 million and $0.7 million of accretion interest on loans for the six months ended June 30, 2024 and 2023, respectively.
(4) Interest expense on deposits and borrowing includes amortization of deposit premiums and amortization of borrowing fair value adjustment. There were $(0.8) million and $0.2 million of amortization of deposits premium, and $(0.5) million and $(0.1) million of amortization of borrowing fair value adjustment for the six months ended June 30, 2024 and 2023, respectively.

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

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Residential real estate	$12,750	$3,637	$16,387
Commercial real estate	41,361	5,820	47,181
Commercial	2,884	1,143	4,027
Consumer	477	803	1,280
State and political	23	6	29
Credit Cards	368	—	368
Other	260	25	285
Taxable investment securities	493	1,364	1,857
Tax-exempt investment securities	—	—	—
Fed funds sold	—	—	—
Interest-bearing deposits	1,203	2	1,205
Total interest income	$59,819	$12,800	$72,619

Interest-bearing liabilities:
Interest-bearing demand deposits	2,908	1,854	4,762
Money market and savings deposits	8,805	6,747	15,552
Certificate of deposits	13,957	4,615	18,572
Securities sold under repurchase agreements and federal funds purchased	—	—	—
Advances from FHLB - Short-term	(3,600)	431	(3,169)
Advances from FHLB - Long-term	346	—	346
Subordinated debt	1,181	189	1,370
Total interest-bearing liabilities	$23,597	$13,836	$37,433
Net change in net interest income	$36,222	$(1,036)	$35,186
The Company’s net interest margin increased to 3.09% for 2024 from 2.93% for 2023, primarily due to recent loan growth and repricing of earning assets, higher net accretion due to the merger, a positive shift in lower cost deposits and an overall stabilized funding base. The increase in the average balance and yields earned on average earning assets of $2.1 billion and 100 bps, respectively, were partially offset by increases in the average balance and rates paid on interest-bearing deposits of $1.6 billion and 136 bps, respectively. The average balance on noninterest-bearing deposits increased $522.7 million, or 65.4%. Net accretion income impacted the increased net interest margin by 27 bps and five bps for the six months ended June 30, 2024 and 2023, respectively. Until the balance sheet restructuring in the third quarter of 2023, the net interest margin experienced compression due to the Company’s liability sensitive position, deposit rate pressures and significantly higher FHLB borrowing rates.
Provision for Credit Losses and Allowance for Credit Losses
See discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this MD&A.

Noninterest Income
Total noninterest income for the six months ended June 30, 2024 increased $4.4 million, or 41.2%, when compared to the same period in 2023. The increase in noninterest income was experienced among almost all revenue line items. These increases were attributable to the increased size and scale of the Company following the merger with TCFC as well as strategic initiatives to improve business line operations and profitability.
Noninterest Expense
Total noninterest expense for the six months ended June 30, 2024 increased $27.7 million, or 65.2%, when compared to the same period in 2023. Almost all noninterest expense line items increased as a result of the merger with TCFC and the expanded operations of the newly combined Company. There were no merger-related expenses for the six months ended June 30, 2024, compared to $1.9 million for the six months ended June 30, 2023. The Company continues to focus on streamlining processes to unlock operational efficiencies and reduce overall noninterest expenses.
Income Taxes
The Company reported income tax expense of $6.2 million for the six months ended June 30, 2024, and income tax expense of $3.9 million for the six months ended June 30, 2023. The effective tax rate was 24.1% for the six months ended June 30, 2024, and 27.3% for the six months ended June 30, 2023. The decrease in the effective tax rate in 2024 was due to a re-assessment of year-end 2023 tax deductions during the first quarter of 2024 which presented favorable differences and lower nondeductible expenses associated with merger activity. The Company’s consolidated deferred tax assets, net of deferred tax liabilities and valuation allowances, totaled $36.1 million at June 30, 2024, representing an aggregate rate of approximately 25.5% of the Company’s temporary federal and state tax differences. For the year-to-date period in 2024, the Company’s gross federal and state net operating loss carryovers (“NOL’s”) that were recorded in 2023 have been reduced by approximately $20.8 million and $19.5 million, respectively, resulting from estimated utilization and true-ups of 2023 tax estimates. As of June 30, 2024, the Company’s estimated remaining gross NOL’s expected to be realized for federal and state income tax purposes were approximately $10.3 million and $5.5 million, respectively. These NOL’s are available to offset future taxable income of the Company.

ANALYSIS OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $5.9 billion at June 30, 2024, a decrease of $144.6 million, or 2.4%, when compared to $6.0 billion at December 31, 2023. The aggregate decrease was primarily due to decreases in cash and cash equivalents of $233.5 million and investment securities held to maturity (“HTM”) of $13.8 million partially offset by an increase in investment securities available for sale (“AFS”) of $21.1 million and loans held for investment of $64.7 million. The ratio of the ACL on loans to total loans were 1.24% and 1.24% at June 30, 2024 and December 31, 2023, respectively.
Cash and Cash Equivalents
Cash and cash equivalents totaled $138.9 million at June 30, 2024, compared to $372.4 million at December 31, 2023. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities
The investment portfolio includes debt and equity securities. Securities are classified as either AFS or HTM. AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At June 30, 2024, 20.9% of the portfolio of debt securities was classified as AFS and 79.1% was classified as HTM, compared to 17.7% and 82.3% respectively, at December 31, 2023. See Note 3 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.
Investment securities, including restricted stock and equity securities, totaled $658.6 million at June 30, 2024, a $11.2 million, or 1.7%, increase compared to $647.4 million at December 31, 2023.
At June 30, 2024, AFS securities, carried at fair value, totaled $131.6 million compared to $110.5 million at December 31, 2023. At June 30, 2024, AFS securities consisted of 80.2% mortgage-backed, 15.3% U.S. Government agencies and 4.5% corporate bonds, compared to 76.0%, 18.5% and 5.5%, respectively, at year-end 2023.
At June 30, 2024, HTM securities, carried at amortized cost, totaled $499.5 million compared to $513.3 million at December 31, 2023. At June 30, 2024, HTM securities consisted of 68.9% mortgage-backed, 28.7% U.S. Government agencies, 2.1% other debt securities, and 0.3% states and political subdivisions, compared to 69.7%, 27.9%, 2.0% and 0.3%, respectively, at year-end 2023.
At June 30, 2024 and December 31, 2023, 97.2% and 97.1%, respectively, of the Bank’s carrying value of its investment portfolio consisted of securities issued or guaranteed by U.S. Government agencies or government-sponsored agencies.
Loans
Loans Held for Sale
The Bank originates residential mortgage loans for sale on the secondary market, which are recorded at fair value. At June 30, 2024 and December 31, 2023, the fair value of loans held for sale amounted to $27.8 million and $8.8 million, respectively. The Bank makes certain representations to purchasers in the sale of the mortgage loans related to loan ownership, loan compliance and legality, and accurate documentation. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, the Bank may be required to repurchase the loan or indemnify the purchaser.

Loans Held for Investment
The following table summarizes the Company’s loan portfolio at June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	%	December 31, 2023	%	$ Change	% Change
Construction	$327,875	6.97%	$299,000	6.40%	$28,875	9.66%
Residential real estate	1,539,591	32.72%	1,490,438	32.10%	49,153	3.30%
Commercial real estate	2,287,497	48.60%	2,286,154	49.30%	1,343	0.06%
Commercial	218,987	4.65%	229,939	5.00%	(10,952)	(4.76)%
Consumer	324,479	6.90%	328,896	7.10%	(4,417)	(1.34)%
Credit Cards	7,308	0.16%	6,583	0.10%	725	11.01%
Total loans	4,705,737	100.00%	4,641,010	100.00%	64,727	1.39%
Allowance for credit losses on loans	(58,478)		(57,351)		(1,127)	1.97%
Total loans, net	$4,647,259		$4,583,659		$63,600	1.39%
Our loan portfolio has a CRE concentration, which is generally defined as a combination of certain construction and CRE loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential CRE concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied CRE loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied CRE loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE estate lending are expected to employ heightened levels of risk management with respect to their CRE portfolios, and may be required to hold higher levels of capital. The Bank has a concentration in CRE loans, and has experienced significant growth in its CRE portfolio in recent years and was further impacted with its acquisition of CBTC in the third quarter of 2023. Non-owner occupied CRE loans as a percentage of the Bank’s Tier 1 Capital + ACL at June 30, 2024 and December 31, 2023 were $2.1 billion or 368.7% and $2.0 billion or 382.6%, respectively. Construction loans as a percentage of the Bank’s Tier 1 Capital + ACL at June 30, 2024 and December 31, 2023 were $327.9 million or 58.6% and $299.0 million or 56.7%, respectively.
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
Non-Owner Occupied CRE Loans

	June 30, 2024
(dollars in thousands)	Amount	Average Loan Size	% of Non-Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan Type:
Retail	$449,557	$2,417	21.8%	9.5%
Office/Office Condo	367,377	1,537	17.8%	7.8%
Multi-Family (5+ Units)	268,015	2,310	13.0%	5.7%
Motel/Hotel	214,410	4,123	10.4%	4.5%
Industrial/Warehouse	222,320	1,577	10.8%	4.7%
Commercial - Improved	146,411	1,181	7.1%	3.1%
Other (1)	394,913	518	19.1%	8.3%
Total non-owner occupied CRE loans (2)	$2,063,003	$1,273	100.0%	43.6%
Total Portfolio loans, gross (3)	$4,733,566
____________________________________
(1)Other non-owner occupied CRE loans include mini-storage loans of $83.0 million, restaurant loans of $46.2 million, and other loans of $265.7 million.
(2)The balances for our non-owner occupied CRE portfolio as of June 30, 2024, as presented in this table, coincide with our internal evaluation of risk for the purpose of monitoring loan concentrations in accordance with internal and regulatory guidelines. Within the non-owner occupied balances presented in this table, the Company has included certain loans secured by multi-family residential properties and other investor owned 1-4 family residential properties that are reported in the residential real estate caption in other areas of this report. As such, the total balance of loans presented in this table when added to the balance of the table presented below detailing owner occupied CRE may not reconcile to the CRE caption included in other tables and footnotes.

(3)Includes loans held for sale of $27.8 million.

Owner Occupied CRE Loans

	June 30, 2024
(dollars in thousands)	Amount	Average Loan Size	% of Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan Type:
Office/Office Condo	$137,492	$515	18.2%	2.9%
Industrial/Warehouse	111,227	666	14.8%	2.3%
Church	70,803	932	9.4%	1.5%
Retail	63,216	580	8.4%	1.3%
Commercial - Improved	166,355	962	22.1%	3.5%
Other(1)	204,980	1,220	27.2%	4.3%
Total owner occupied CRE loans	$754,073	$785	100.0%	15.8%
Total Portfolio loans, gross (2)	$4,733,566
____________________________________
(1)Other owner occupied CRE loans include restaurant loans of $60.4 million, marine/boat slips of $59.7 million, fire/CMS building loans of $41.3 million and other loans of $43.6 million.
(2)Includes loans held for sale of $27.8 million.
Office CRE Portfolio
The Bank's office CRE loan portfolio, which includes owner occupied and non-owner occupied CRE loans, was $504.9 million or 10.7% of total loans of $4.7 billion at June 30, 2024. The Bank’s office CRE loan portfolio included $141.1 million or 28.0% of the total with medical tenants and $72.9 million or 14.4% of the total with government or government contractor tenants. There were 507 loans in the office CRE portfolio with an average and median loan size of $1.0 million and $0.4 million, respectively. Loan to Value ("LTV") estimates are less than 50% for $169.2 million or 33.5% of the office CRE portfolio and greater than 80% for $16.6 million or 3.3% of the office CRE portfolio. LTV collateral values are based on the most recent appraisal, which varies from the initial loan boarding to interim credit reviews.
The Bank had 18 office CRE loans totaling $164.1 million that were greater than $5.0 million at June 30, 2024, compared to 24 office CRE loans totaling $189.8 million at December 31, 2023. The decrease in this portfolio segment was the result of normal amortization and two large loan payoffs in the second quarter. For the office CRE portfolio, at June 30, 2024, the average loan debt-service coverage ratio was 2.5x and average LTV was 51.0%. Of the office CRE portfolio balance, 74% is secured by properties in rural or suburban areas with limited exposure to metropolitan cities and 97% are secured by properties with five stories or less. Of the office CRE loans, $5.9 million will mature and $4.1 million will reprice prior to December 31, 2024. Of the office CRE loans, $2.1 million are special mention or substandard.

The following table summarizes asset quality information and ratios at June 30, 2024 and December 31, 2023.

(dollars in thousands,)	June 30, 2024	December 31, 2023
ASSET QUALITY
Total portfolio loans	$4,705,737	$4,641,010
Classified Assets (1)	19,148	14,851
Allowance for credit losses on loans	(58,478)	(57,351)

Past due loans - 30 to 89 days	8,427	10,853
Accruing past due loans >= 90 days	1,015	738
Total past due (delinquency) loans	9,442	11,591

Non-accrual loans	14,837	12,784
Accruing borrowers experiencing financial difficulty ("BEFD") modifications (2)	—	153
Other real estate owned (“OREO”) and Repossessed Property	1,739	179
Non-accrual loans, OREO, Repossessed Property and BEFD modifications	16,576	13,116

ASSET QUALITY RATIOS
Classified assets to total assets (1)	0.33%	0.25%
Classified assets to risk-based capital (1)	3.37%	2.75%
Allowance for credit losses on loans to total portfolio loans	1.24%	1.24%
Allowance for credit losses on loans to non-accrual loans	394.14%	448.62%
Past due loans - 30 to 89 days to total portfolio loans	0.18%	0.23%
Past due loans >=90 days and non-accrual to total loans	0.34%	0.29%
Total past due (delinquency) and non-accrual to total portfolio loans	0.52%	0.53%
Non-accrual loans to total portfolio loans	0.32%	0.28%
Non-accrual loans and BEFD modifications to total loans	0.32%	0.28%
Non-accrual loans OREO and repossessed property to total assets	0.28%	0.22%
Non-accrual loans OREO and repossessed property to total portfolio loans, OREO and repossessed property	0.35%	0.28%
Non-accrual loans, OREO, repossessed property and BEFD modifications to total assets	0.28%	0.22%
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
Allowance for Credit Losses on Loans
The ACL was $58.5 million at June 30, 2024, $57.4 million at December 31, 2023 and $29.0 million at June 30, 2023. There were net charge-offs of $0.9 million for the second quarter of 2024, compared to net charge-offs of $0.6 million for the first quarter of 2024 and net charge-offs of $50,000 for the second quarter of 2023. The ratio of annualized net charge-offs to average loans was 0.08% for the second quarter of 2024, compared to annualized net charge-offs of 0.05% for the first quarter of 2024 and annualized net charge-offs of 0.01% for the second quarter of 2023. Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to maintain overall credit quality. The ACL on loans as a percentage of period-end loans was 1.24% at June 30, 2024 and 1.24% at December 31, 2023.

The following tables present a summary of the net charge-off activity in the ACL at or for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Net (Charge-offs) Recoveries	Average Balance (1)	%	Net (Charge-offs) Recoveries	Average Balance (1)	%
Construction	$4	$315,820	(0.01)%	$4	$228,689	(0.01)%
Residential real estate	2	1,534,886	-%	3	902,353	—%
Commercial real estate	—	2,280,743	-%	—	1,109,044	—%
Commercial	(21)	226,292	0.04%	1	138,067	—%
Consumer	(793)	325,298	0.98%	(58)	324,454	0.07%
Credit Cards	(78)	3,156	9.94%	—	—	—%
	$(886)	$4,686,195	0.08%	$(50)	$2,702,607	0.01%
Allowance for credit losses	—	(58,478)	-%	—	(28,730)	—%
Total net charge-off and average loans	$(886)	$4,627,717	0.08%	$(50)	$2,673,877	0.01%
____________________________________
(1)Excludes Loans Held for Sale

	For Six Months Ended June 30, 2024
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Net (charge-offs) recoveries	Average balances	%	Net (charge-offs) recoveries	Average balances	%
Construction	$(6)	304,307	—%	$7	238,540	(0.01)%
Residential real estate	3	1,523,791	-%	34	869,069	(0.01)%
Commercial real estate	—	2,280,227	-%	—	1,094,387	-%
Commercial	(20)	229,059	0.02%	8	139,975	(0.01)%
Consumer	(1,242)	325,264	0.77%	(119)	312,877	0.08%
Credit cards	(186)	3,174	11.78%	—	—	-%
	$(1,451)	$4,665,822	0.06%	$(70)	$2,654,848	0.01%
Allowance for credit losses	—	(58,478)	-%	—	(29,014)	—%
Total net charge-off and average loans	$(1,451)	$4,607,344	0.06%	$(70)	$2,625,834	0.01%

Nonperforming Assets
Classified assets increased $4.3 million to $19.1 million or 0.33% of total assets at June 30, 2024 from $14.9 million or 0.25% of total assets at December 31, 2023. Classified assets are substandard loans, repossessed properties and OREO. The increase was primarily due to increases in OREO and repossessed properties of $1.6 million and $2.7 million in substandard loans.
As shown in the following table, nonperforming assets were $17.0 million or 0.29% of total assets at June 30, 2024 compared to $13.7 million or 0.23% of total assets at December 31, 2023. The balance of nonperforming assets increased primarily due to increases in nonaccrual loans of $2.1 million and OREO of $1.6 million , partially offset by a decrease in loans 90 days past due and still accruing of $0.3 million.
The following table summarizes our nonperforming assets at June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Nonperforming assets
Nonaccrual loans	$14,837	$12,784
Total loans 90 days or more past due and still accruing	414	738
Other real estate owned and repossessed property	1,739	179
Total nonperforming assets	$16,990	$13,701

As a percent of total loans:
Nonaccrual loans	0.32%	0.28%

As a percent of total loans, other real estate owned and repossessed property:
Nonperforming assets	0.36%	0.30%

As a percent of total assets:
Nonaccrual loans	0.25%	0.21%
Nonperforming assets	0.29%	0.23%

Deposits
The following is a breakdown of the Company’s deposit portfolio at June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024		December 31, 2023
	Balance	%	Balance	%	$ Change	% Change
Noninterest-bearing demand	$1,587,252	30.83%	$1,258,037	23.36%	$329,215	26.17%
Interest-bearing:
Demand	658,512	12.79%	1,165,546	21.64%	(507,034)	(43.50)%
Money market deposits	1,337,274	25.97%	1,430,603	26.56%	(93,329)	(6.52)%
Savings	352,069	6.84%	347,324	6.45%	4,745	1.37%
Certificates of deposit	1,213,778	23.57%	1,184,610	21.99%	29,168	2.46%
Total interest-bearing	3,561,633	69.17%	4,128,083	76.64%	(566,450)	(13.72)%

Total Deposits	$5,148,885	100.00%	$5,386,120	100.00%	$(237,235)	(4.40)%
Total deposits decreased $237.2 million, or 4.4%, to $5.1 billion at June 30, 2024 when compared to December 31, 2023. The decrease in total deposits was primarily due to a decrease in demand deposits of $507.0 million, and money market and savings of $88.6 million. The decrease in deposits is attributable to seasonal municipal runoff and a decrease in interest rate-sensitive cannabis-related deposits. The increase in noninterest-bearing deposits was significantly impacted by a transfer of $399.4 million of demand deposits which carried an average rate of four bps during the second quarter of 2024.
Total estimated uninsured deposits were $0.9 billion or 18.4% of total deposits at June 30, 2024 and $1.0 billion or 19.5% of total deposits at December 31, 2023. At June 30, 2024, there were $129.5 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank's uninsured deposits, excluding the market value of pledged collateral, at June 30, 2024 were $819.4 million or 15.9% of total deposits.
The Company does not consider reciprocal deposits to be brokered as reciprocal deposits are used to maximize FDIC insurance available to our customers. During 2018, revisions to the Federal Deposit Insurance Act determined that reciprocal deposits are core deposits and are not considered brokered deposits unless they exceed 20% of the Bank’s total liabilities of $5.3 billion or $5.0 billion. Reciprocal deposits were $1.2 billion at June 30, 2024 compared to $1.3 billion at December 31, 2023. Reciprocal deposits as a percentage of the Bank’s liabilities at June 30, 2024 and December 31, 2023 were 22.9% and 24%, respectively. For call reporting purposes, there were $154.3 million and $204.8 million of reciprocal deposits that were considered brokered at June 30, 2024 and December 31, 2023, respectively.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At June 30, 2024, the Bank had three local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $347.7 million, which represented 6.7% of total deposits of $5.2 billion. At December 31, 2023, there were four customer deposit relationships that exceeded 2% of total deposits, totaling $598.5 million, which represented 11.1% of total deposits of $5.4 billion.
Wholesale Funding - Short-Term Borrowings and Brokered Deposits
The Company had short-term borrowings as of June 30, 2024 of $31.0 million, compared to $0 as of December 31, 2023. The increase was due to the purchase of short-term advances with FHLB to offset seasonality in our municipal and cannabis related deposits. Other short-term borrowings may consist of overnight borrowing from correspondent banks or securities sold under agreements to repurchase, primarily with commercial depositors. Short-term advances are defined as those with original maturities of one year or less. At June 30, 2024 and December 31, 2023, the Company had no securities sold under agreements to repurchase or overnight borrowings from correspondent banks.
The Company’s wholesale funding increased $36.5 million, which includes FHLB advances and brokered deposits, from $44.5 million in brokered deposits at December 31, 2023 to $81.0 million in FHLB advances at June 30, 2024. For FDIC call reporting purposes, reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposit balances considered brokered were excluded from the Company’s measurement of wholesale funding.

Long-Term Debt
The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. There were long-term borrowings from the FHLB outstanding at June 30, 2024 of $50.0 million and $0 at December 31, 2023. This increase was due to a purchase of $50 million in FHLB advances for 18-months at 4.79% which was lower than short-term FHLB advances of 5.57%. These advances have the option to be called by FHLB at any time and mature on November 7, 2025.
On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% of Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.
As a result of the merger with Severn Bancorp, Inc., effective October 31, 2021, the Company acquired Junior Subordinated Debt Securities due in 2035 which had an outstanding principal balance of $20.6 million. The debt balance of $18.7 million at June 30, 2024 and $18.6 million at December 31, 2023 were presented net of fair value adjustments of $1.9 million and $2.0 million, respectively.
Additionally, as a result of the TCFC merger, the Company acquired Junior Subordinated Debt Securities which had an outstanding principal balance of $12.0 million. The debt balance of $10.6 million at June 30, 2024 was presented net of a fair value adjustment of $1.4 million. In addition, the Company acquired 4.75% fixed-to-floating rate subordinated notes with a carrying value of $19.5 million at June 30, 2024. The notes balance of $18.6 million at June 30, 2024 was presented net of fair value adjustment of $0.9 million.
Stockholders’ Equity

(Dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
Common Stock at par of $0.01	$333	$332	$1	0.30%
Additional paid in capital	356,994	356,007	987	0.28%
Retained earnings	173,716	162,290	11,426	7.04%
Accumulated other comprehensive loss	(8,260)	(7,494)	(766)	10.22%
Total Stockholders' Equity	$522,783	$511,135	$11,648	2.28%
Total stockholders’ equity increased $11.6 million, or 2.28%, to $522.8 million at June 30, 2024 when compared to December 31, 2023 primarily due to a $19.4 million of net income partially offset by dividends paid of $8.0 million.

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
We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows, the net decrease in cash and cash equivalents was $233.5 million for the first six months of 2024 compared to a decrease of $9.7 million for the first six months of 2023. The decrease in cash and cash equivalents in the second quarter of 2024 was mainly due to the decrease of $567.2 million in interest-bearing deposits.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. At June 30, 2024, the Bank had approximately $1.0 billion of available liquidity including: $138.9 million in cash and cash equivalents, $321.9 million in unpledged securities, $734.5 million in secured borrowing capacity at the FHLB of Atlanta offset by FHLB advances and letter of credit of $81.0 million and $81.1 million, respectively. The Bank has arrangements with other correspondent banks whereby it has $95.0 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. Through the FHLB of Atlanta, the Bank had available lendable collateral of approximately $734.5 million and $745.1 million at June 30, 2024 and December 31, 2023, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB of Atlanta.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 12.50%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank was deemed “well capitalized” under applicable regulatory capital requirements at June 30, 2024.

The Bank and Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. The following tables present the applicable capital ratios for the Company and the Bank as of June 30, 2024 and December 31, 2023.

June 30, 2024	Tier 1 leverage ratio	Common Equity Tier 1 ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Shore Bancshares, Inc.	8.07%	9.06%	9.67%	11.82%
Shore United Bank	8.71%	10.45%	10.45%	11.69%

December 31, 2023	Tier 1 leverage ratio	Common Equity Tier 1 ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Shore Bancshares, Inc.	7.74%	8.69%	9.31%	11.48%
Shore United Bank	8.33%	10.02%	10.02%	11.27%
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

(dollars in thousands, except per share amounts)	June 30, 2024	December 31, 2023	June 30, 2023
Total assets	$5,864,017	$6,010,918	$3,641,631
Less: intangible assets
Goodwill	63,266	63,266	63,266
Core deposit intangibles	42,945	48,090	4,671
Total intangible assets	106,211	111,356	67,937
Tangible assets	$5,757,806	$5,899,562	$3,573,694

Total common equity	$522,783	$511,135	$363,140
Less: intangible assets	106,211	111,356	67,937
Tangible common equity	$416,572	$399,779	$295,203

Common shares outstanding at end of period	33,214,522	33,161,532	19,907,290

Common equity to assets	8.92%	8.50%	9.97%
Tangible common equity to tangible assets	7.23%	6.78%	8.26%

Common book value per share	$15.74	$15.41	$18.24
Tangible common book value per share	$12.54	$12.06	$14.83

Return on Average Common Equity (“ROACE”)
The ROACE is a financial ratio that measures the profitability of a company in relation to the average stockholders' equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average stockholders' equity for a specific period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023

Net income (as reported)	$11,234	$4,018	$19,418	$10,475

ROACE	8.70%	4.49%	7.54%	5.83%

Average Equity	$519,478	$363,225	$517,727	$362,205
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023

Net income (as reported)	$11,234	$4,018	$19,418	$10,475
Merger and acquisition costs (net of tax)	—	872	—	1,373
Core deposit intangible amortization (net of tax)	1,924	317	3,903	637
Net earnings applicable to common stockholders	$13,158	$5,207	$23,321	$12,485

ROATCE	12.85%	7.16%	11.47%	8.57%

Average equity	$519,478	$363,225	$517,727	$362,205
Less: Average goodwill and core deposit intangible	(107,594)	(68,172)	(108,881)	(68,388)
Average Tangible Common Equity	$411,884	$295,053	$408,846	$293,817

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.
Our primary market risk is interest rate fluctuation, and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Part II, Item 7A of the 2023 Annual Report under the caption “Quantitative and Qualitative Disclosures About Market Risk”. Management recognizes that recent increases in interest rates have had an impact on the Company’s market risk. The procedures used to evaluate and mitigate these risks remain unchanged, and we continue to monitor our actual and simulated sensitivity positions since December 31, 2023.
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
An evaluation of the effectiveness of these disclosure controls and procedures as of June 30, 2024 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2024 due to the material weakness in the Company’s internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
Management assessed the Company’s system of internal control over financial reporting as of June 30, 2024. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control – Integrated Framework (2013).” Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2024 due to the material weaknesses identified below.
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
Management previously disclosed a material weakness in relation to deferred income taxes discussed in Part I, Item 4 of the Company’s Form 10-Q/A for the quarter ended September 30, 2023, which has been fully remediated as reported in Part I, Item 4 of the Company’s Form 10-Q for the quarter ended March 31, 2024. Management previously disclosed another material weakness associated with ineffective input review controls relating to specific aspects of the Company’s ACL model discussed in Part II, Item 9A of the 2023 Annual Report. Management continues to follow its remediation plan with respect to the review of controls related to the allowance for credit losses.
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
Specifically in relation to the allowance for credit losses, management has continued to follow the remediation plan outlined in the 2023 Annual Report. This plan includes compiling a detailed inventory of significant inputs to the allowance for credit losses calculation and, reevaluating the relevant SOX control design and operation to ensure all significant inputs to the allowance for credit losses calculation are recorded timely and accurately. In addition, management expects to conduct a detailed data audit to effectively ensure the completeness and accuracy of select inputs to the allowance for credit losses calculation. We expect that the allowance for credit losses material weakness will be fully remediated by the end of 2024.
Management will consider the material weaknesses remediated once the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except as described above, there were no additional changes in the Company’s internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the second quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.
Item 1A – Risk Factors
There have been no material changes to the risk factors as previously disclosed under Item 1A in our 2023 Annual Report, our Quarterly Report on Form 10-Q for the first quarter of 2024 and those referenced in other reports on file with the SEC.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases or unregistered sales of the Company’s common stock, par value $0.01 per share, during the quarter-to-date period ended June 30, 2024.
Item 3 – Defaults Upon Senior Securities
None
Item 4 – Mine Safety Disclosures
Not applicable
Item 5 – Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

3.2	Second Amended and Restated By-Laws, as amended (filed herewith)
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed March 15, 2024).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010).
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
101	Inline Interactive Data File
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: August 9, 2024	By:	/s/ James M. Burke
James M. Burke
President & Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Todd L. Capitani
Todd L. Capitani
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)