Form 10-Q
period 2024-09-30
SHORE BANCSHARES INC
filed 2024-11-07
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	SHBI	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock as of November 1, 2024 was 33,326,772.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Cash and due from banks	$52,363	$63,172
Interest-bearing deposits with other banks	131,258	309,241
Cash and cash equivalents	183,621	372,413
Investment securities:
Available-for-sale, at fair value (amortized cost of $140,941 (2024) and $120,832 (2023))	133,339	110,521
Held to maturity, net of allowance for credit losses of $101 (2024) and $94 (2023) (fair value of $440,296 (2024) and $457,830 (2023))	484,583	513,188
Equity securities, at fair value	5,950	5,703
Restricted securities, at cost	20,253	17,900
Loans held for sale, at fair value	26,877	8,782
Loans held for investment ($10,023 (2024) and $9,944 (2023), at fair value)	4,733,909	4,641,010
Less: allowance for credit losses	(58,669)	(57,351)
Loans, net	4,675,240	4,583,659

Premises and equipment, net	81,663	82,386
Goodwill	63,266	63,266
Other intangible assets, net	40,609	48,090
Other real estate owned, net	179	179
Repossessed assets	306	—
Assets held for sale	1,387	—
Mortgage servicing rights, at fair value	5,309	5,926
Right-of-use assets	11,384	12,487
Cash surrender value on life insurance	103,729	101,704
Accrued interest receivable	19,992	19,217
Deferred income taxes	32,191	40,707
Other assets	27,826	24,790
TOTAL ASSETS	$5,917,704	$6,010,918

LIABILITIES
Deposits:
Noninterest-bearing	$1,571,393	$1,258,037
Interest-bearing	3,654,330	4,128,083
Total deposits	5,225,723	5,386,120
Advances from FHLB - long-term	50,000	—
Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”), net	29,768	29,530
Subordinated debt, net	43,688	43,139
Total borrowings	123,456	72,669
Lease liabilities	11,816	12,857
Other liabilities	23,438	28,137
TOTAL LIABILITIES	5,384,433	5,499,783

STOCKHOLDERS' EQUITY
Common stock, par value $0.01 per share; shares authorized - 50,000,000; shares issued and outstanding - 33,326,772 (2024) and 33,161,532 (2023)	333	332
Additional paid in capital	357,580	356,007
Retained earnings	180,884	162,290
Accumulated other comprehensive loss	(5,526)	(7,494)
TOTAL STOCKHOLDERS' EQUITY	533,271	511,135
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,917,704	$6,010,918
See accompanying notes to unaudited Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
($ in thousands, except per share data)	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$69,157	$64,869	$202,203	$128,424
Interest and dividends on taxable investment securities	4,962	5,047	14,611	12,840
Interest and dividends on tax-exempt investment securities	6	27	18	41
Interest on federal funds sold	—	92	—	92
Interest on deposits with other banks	564	1,213	2,102	1,546
Total interest income	74,689	71,248	218,934	142,943

INTEREST EXPENSE
Interest on deposits	28,856	23,473	84,938	40,668
Interest on short-term borrowings	491	692	2,131	5,501
Interest on long-term borrowings	2,079	1,461	5,327	2,992
Total interest expense	31,426	25,626	92,396	49,161

NET INTEREST INCOME	43,263	45,622	126,538	93,782
Provision for credit losses	1,470	28,176	3,958	30,056
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	41,793	17,446	122,580	63,726

NONINTEREST INCOME
Service charges on deposit accounts	1,543	1,505	4,543	3,981
Trust and investment fee income	880	1,933	2,510	2,764
Loss on sales and calls of investment securities	—	(2,166)	—	(2,166)
Interchange credits	1,711	1,557	5,015	4,081
Mortgage-banking revenue	1,177	1,377	3,961	3,408
Title Company revenue	100	89	344	412
Bargain purchase gain	—	8,816	—	8,816
Other noninterest income	1,876	1,873	5,921	4,317
Total noninterest income	7,287	14,984	22,294	25,613

NONINTEREST EXPENSE
Salaries and wages	13,197	14,183	38,355	31,822
Employee benefits	3,326	3,607	11,015	8,968
Occupancy expense	2,384	2,245	7,232	5,463
Furniture and equipment expense	876	750	2,681	1,761
Data processing	3,081	2,485	8,925	6,022
Directors' fees	443	295	1,097	730
Amortization of other intangible assets	2,336	2,634	7,482	3,510
FDIC insurance premium expense	1,160	618	3,400	1,747
Legal and professional fees	1,362	1,217	4,315	2,926
Fraud losses (1)	673	262	5,237	376
Merger-related expenses	—	14,866	—	16,754
Other noninterest expenses	5,276	3,996	14,572	9,582
Total noninterest expense	34,114	47,158	104,311	89,661
Income (loss) before income taxes	14,966	(14,728)	40,563	(322)
Income tax expense (benefit)	3,777	(4,991)	9,956	(1,060)
NET INCOME (LOSS)	$11,189	$(9,737)	$30,607	$738

Basic net income (loss) per common share	$0.34	$(0.29)	$0.92	$0.03
Diluted net income (loss) per common share	$0.34	$(0.29)	$0.92	$0.03
Dividends paid per common share	$0.12	$0.12	$0.36	$0.36
____________________________________
(1)Fraud losses includes $337 thousand and $4.7 million of credit card fraud losses for the three and nine months ended September 30, 2024, respectively.
See accompanying notes to unaudited Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For Three Months Ended September 30,		For Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023

Net income (loss)	$11,189	$(9,737)	$30,607	$738

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on available-for-sale-securities	3,762	(2,132)	2,708	(1,498)
Tax effect	(1,028)	584	(740)	410
Total other comprehensive income (loss)	2,734	(1,548)	1,968	(1,088)
Comprehensive income (loss)	$13,923	$(11,285)	$32,575	$(350)
See accompanying notes to unaudited Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)
For the Three and Nine Months Ended September 30, 2024 and 2023

($ in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, January 1, 2024	$332	$356,007	$162,290	$(7,494)	$511,135
Net income	—	—	8,184	—	8,184
Other comprehensive loss	—	—	—	(564)	(564)
Common shares issued for employee stock purchase plan	—	103	—	—	103
Stock-based compensation	—	354	—	—	354
Cash dividends declared	—	—	(3,984)	—	(3,984)
Balances, March 31, 2024	332	356,464	166,490	(8,058)	515,228

Net income	—	—	11,234	—	11,234
Other comprehensive loss	—	—	—	(202)	(202)
Common shares issued for employee stock purchase plan	1	120	—	—	121
Stock-based compensation	—	410	—	—	410
Cash dividends declared	—	—	(4,008)	—	(4,008)
Balances, June 30, 2024	333	356,994	173,716	(8,260)	522,783

Net income	—	—	11,189	—	11,189
Other comprehensive income	—	—	—	2,734	2,734
Common shares issued for employee stock purchase plan	—	98	—	—	98
Stock-based compensation	—	488	—	—	488
Cash dividends declared	—	—	(4,021)	—	(4,021)
Balances, September 30, 2024	$333	$357,580	$180,884	$(5,526)	$533,271

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) - Continued

($ in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, January 1, 2023	$199	$201,494	$171,613	$(9,021)	$364,285
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(7,818)	—	(7,818)
Net income	—	—	6,457	—	6,457
Other comprehensive income	—	—	—	860	860
Common shares issued for employee stock purchase plan	—	87	—	—	87
Stock-based compensation	—	155	—	—	155
Cash dividends declared	—	—	(2,388)	—	(2,388)
Balances, March 31, 2023	199	$201,736	167,864	(8,161)	361,638

Net income	—	—	4,018	—	4,018
Other comprehensive loss	—	—	—	(400)	(400)
Common shares issued for employee stock purchase plan	—	102	—	—	102
Stock-based compensation	—	170	—	—	170
Cash dividends declared	—	—	(2,388)	—	(2,388)
Balances, June 30, 2023	199	202,008	169,494	(8,561)	363,140

Net loss	—	—	(9,737)	—	(9,737)
Other comprehensive loss	—	—	—	(1,548)	(1,548)
TCFC acquisition	132	152,955	—	—	153,087
Common shares issued for employee stock purchase plan	—	83	—	—	83
Stock-based compensation	—	529	—	—	529
Cash dividends declared	—	—	(3,976)	—	(3,976)
Balances, September 30, 2023	$331	$355,575	$155,781	$(10,109)	$501,578
See accompanying notes to unaudited Consolidated Financial Statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For Nine Months Ended September 30,
($ in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$30,607	$738
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(11,528)	(6,672)
Provision for credit losses	3,958	30,056
Depreciation and amortization	12,040	6,847
Net amortization of securities	(622)	724
Amortization of debt issuance costs	91	92
Bargain purchase gain	—	(8,816)
Gain on mortgage banking activities	(2,897)	(2,602)
Proceeds from sale of mortgage loans held for sale	117,230	80,846
Originations of loans held for sale	(131,851)	(89,485)
Stock-based compensation expense	1,252	853
Deferred income tax expense (benefit)	7,776	(934)
Losses on sales and calls of securities	—	2,166
Loss on sales of repossessed assets	375	—
(Gain) loss on valuation adjustments on mortgage servicing rights	(253)	5
Loss on disposal of fixed assets	10	—
Valuation adjustments on premises transferred to held for sale	2	271
Gain on sales and valuation adjustments on other real estate owned	—	(3)
Fair value adjustments on loans held for investments, at fair value	(246)	492
Fair value adjustment on equity securities	(124)	177
Bank owned life insurance income	(2,037)	(1,305)
Net changes in:
Accrued interest receivable	(775)	2,810
Other assets	(3,021)	(10,145)
Accrued interest payable	(1,084)	1,192
Other liabilities	(4,435)	(20,662)
Net cash provided by (used in) operating activities	14,468	(13,355)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	64,896	12,304
Proceeds from the sale of acquired AFS securities	—	434,215
Proceeds from maturities and principal payments of investment securities held to maturity	39,653	35,023
Proceeds from life insurance death benefits	150	—
Purchases of investment securities available for sale	(83,990)	—
Purchases of investment securities held to maturity	(11,449)	—
Proceeds from the sale of loans held for investment	—	8,611
Purchases of equity securities	(123)	(41)
Purchase of restricted securities	(35,682)	(26,076)
Net change in loans	(84,580)	(297,999)
Purchases of premises and equipment	(3,969)	(3,654)
Proceeds from sales of other real estate owned	—	21
Proceeds from sales of repossessed assets	1,807	—
Redemption of restricted securities	33,329	28,224
Purchases of bank owned life insurance	(138)	(187)
Proceeds from disposal of premises held for sale	—	721
Cash acquired in the acquisition of TCFC, net of cash paid	—	25,372
Net cash (used in) provided by investing activities	$(80,096)	$216,534

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

	For Nine Months Ended September 30,
($ in thousands)	2024	2023

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	$313,356	$(239,293)
Interest-bearing deposits	(474,828)	206,804
Short-term borrowings	—	(109,000)
Long-term borrowings	50,000	—
Common stock dividends paid	(12,013)	(8,752)
Issuance of common stock	321	272
Net cash used in financing activities	(123,164)	(149,969)
Net (decrease) increase in cash and cash equivalents	(188,792)	53,210
Cash and cash equivalents at beginning of period	372,413	55,499
Cash and cash equivalents at end of period	$183,621	$108,709

Supplemental cash flows information:
Interest paid	$91,619	$47,243
Income taxes paid	$—	$7,894
Recognition (remeasurement) of lease liabilities arising from right-of-use assets	$25	$45
Transfers from loans to repossessed assets	$2,488	$—
Unrealized gains (losses) on available for sale securities	$2,708	$(1,498)
Transfer of premises to held for sale (included in other assets)	$1,387	$750
See accompanying notes to unaudited Consolidated Financial Statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2024 and 2023
(Unaudited)
Note 1 – Basis of Presentation
The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries with all significant intercompany transactions eliminated. The consolidated financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and to prevailing practices within the banking industry. The accompanying interim financial statements are unaudited; however, in the opinion of management all adjustments necessary to present fairly the consolidated financial position at September 30, 2024, the consolidated results of income and comprehensive income for the three and nine months ended September 30, 2024 and 2023, changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023, have been included. All such adjustments were of a normal recurring nature. The amounts as of December 31, 2023 were derived from the 2023 audited financial statements. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Annual Report of Shore Bancshares, Inc. on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). For purposes of comparability, certain immaterial reclassifications have been made to amounts previously reported to conform with the current period presentation.
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

Note 2 – Business Combinations
The Company accounts for business combinations utilizing the acquisition method of accounting, which necessitates that purchased assets and assumed liabilities be recorded at their respective fair values. In numerous instances, the fair values of acquired assets and assumed liabilities are ascertained by estimating the anticipated cash flows from those assets and liabilities and discounting them at appropriate market rates. The Company determines the fair values of loans, core deposit intangibles, and deposits with the assistance of a third-party vendor.
Loans acquired in business combinations are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.” Accordingly, acquired loans are segregated between purchase credit impaired (“PCI”) loans (ASC 310-30) and Non-PCI loans (ASC-310-20) and are recorded at fair value without the carryover of the related allowance for loan losses. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20.
The estimated fair values are subject to refinement as additional information regarding the closing date fair values becomes available through the measurement period. Although significant changes to the closing date fair values are not anticipated, any information pertinent to changes in these fair values will be evaluated to determine if such changes are attributable to events and circumstances that existed as of the acquisition date. During the measurement period, any such changes will be recorded as part of the closing date fair value.
The Company completed the acquisition of The Community Financial Corporation (“TCFC”), a Maryland corporation, on July 1, 2023 (the “Acquisition Date”). This followed the definitive agreement signed on December 14, 2022, by both the Company and TCFC. The merger was motivated by several primary reasons: extending the branch network and securing dominant market share positions in attractive Maryland markets, along with expanding in Virginia and Delaware; benefiting from a favorable low-cost funding base; ensuring strong cultural alignment and a deep commitment to stockholders, customers, employees, and communities served by both organizations; generating substantial value for shareholders; and improving trading liquidity for both companies while boosting dividends for TCFC shareholders. Following the merger’s completion, TCFC’s former shareholders were granted 2.3287 shares of the Company’s common stock. The total transaction consideration amounted to approximately $153.6 million. It included the issuance of 13,201,693 shares of the Company’s common stock, each valued at $11.56, based on the closing price on June 30, 2023, the final trading day before the acquisition’s finalization. The total consideration also comprised cash for any fractional shares, converted share-based payment awards, and TCFC’s debt, which was effectively settled at closing.
The Company's 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (“SEC”) and accessible on the SEC’s website (http://www.sec.gov), discusses the acquisition of TCFC. This acquisition was treated as a business combination under the acquisition method of accounting, with assets acquired, liabilities assumed, and consideration paid all recorded at their estimated fair values on the Acquisition Date.

Note 3 – Investment Securities
The following tables provide information on the amortized cost and estimated fair values of debt securities.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
September 30, 2024
U.S. Treasury and government agencies	$23,047	$6	$2,363	$20,690
Mortgage-backed-residential	111,748	234	5,761	106,221
Other debt securities	6,146	328	46	6,428
Total	$140,941	$568	$8,170	$133,339

December 31, 2023
U.S. Treasury and government agencies	$23,472	$5	$3,002	$20,475
Mortgage-backed-residential	91,280	5	7,258	84,027
Other debt securities	6,080	59	120	6,019
Total	$120,832	$69	$10,380	$110,521
No AFS securities were sold during the three and nine months ended September 30, 2024 and 2023.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity securities:
September 30, 2024
U.S. Treasury and government agencies	$132,870	$3	$7,375	$125,498	$—
Mortgage-backed-residential	339,848	51	36,293	303,606	—
States and political subdivisions	1,466	42	9	1,499	—
Other debt securities	10,500	—	807	9,693	101
Total	$484,684	$96	$44,484	$440,296	$101

December 31, 2023
U.S. Treasury and government agencies	$143,442	$—	$10,377	$133,065	$—
Mortgage-backed-residential	357,870	—	43,864	314,006	—
States and political subdivisions	1,470	57	19	1,508	—
Other debt securities	10,500	—	1,249	9,251	94
Total	$513,282	$57	$55,509	$457,830	$94
Equity securities with an aggregate fair value of $6.0 million at September 30, 2024 and $5.7 million at December 31, 2023 are presented separately on the balance sheet. The fair value adjustment recorded through earnings totaled a gain of $79 thousand for the three months ended September 30, 2024 and a gain of $151 thousand for the three months ended September 30, 2023. The fair value adjustment recorded through earnings totaled a gain of $38 thousand for the nine months ended September 30, 2024 and a gain of $300 thousand for the nine months ended September 30, 2023.

On January 1, 2023, the Company adopted ASC 326, which made changes to accounting for AFS debt securities whereby credit losses are presented as an allowance, rather than as a write-down when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires an ACL to be recorded on HTM debt securities measured at amortized cost.
The following table summarizes the activity in the ACL on HTM securities as of the three and nine months ended September 30, 2024 and September 30, 2023.

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Balance, beginning of period	$108	$163	$94	$—
Other debt securities, (reversal of) provision for credit losses	(7)	(37)	7	126
Balance, end of period	$101	$126	$101	$126
The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023.

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
Available-for-sale securities:
U.S. Treasury and government agencies	$—	$—	$17,951	$2,363	$17,951	$2,363
Mortgage-backed-residential	20,768	53	45,536	5,708	66,304	5,761
Other debt securities	—	—	1,958	46	1,958	46
Total	$20,768	$53	$65,445	$8,117	$86,213	$8,170

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available-for-sale securities:
U.S. Treasury and government agencies	$74	$—	$17,750	$3,002	$17,824	$3,002
Mortgage-backed-residential	24,405	150	52,864	7,108	77,269	7,258
Other debt securities	—	—	1,890	120	1,890	120
Total	$24,479	$150	$72,504	$10,230	$96,983	$10,380
There were 101 AFS debt securities with a fair value below the amortized cost basis, totaling $8.2 million of aggregate fair value as of September 30, 2024. The Company concluded that a credit loss does not exist in its AFS securities portfolio as of September 30, 2024, and no impairment loss has been recognized based on the fact that (1) changes in fair value were caused primarily by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-back securities are issued by either U.S. government agencies or U.S. government sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All HTM and AFS securities were current with no securities past due or on nonaccrual as of September 30, 2024.

The Company has securities which have been pledged as collateral for obligations to federal, state, and local government agencies, and other purpose as required or permitted by law, or sold under agreements to repurchase. At September 30, 2024, the carrying value of pledged AFS securities was $54.1 million and $191.4 million of pledged HTM securities. The comparable amounts for December 31, 2023 were $54.5 million and $185.9 million, respectively.
There were no obligations of states or political subdivisions with carrying values, as to any issuer, exceeding 10% of stockholders’ equity at September 30, 2024 or December 31, 2023.
The following table provides information on the amortized cost and estimated fair values of investment securities by maturity date at September 30, 2024.

	Available for sale		Held to maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,495	$2,498	$7,057	$7,016
Due after one year through five years	14,064	13,368	118,995	113,847
Due after five years through ten years	29,194	27,403	36,270	33,973
Due after ten years	95,188	90,070	322,362	285,460
Total	$140,941	$133,339	$484,684	$440,296
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
The following table provides information about the principal classes of the loan portfolio at September 30, 2024 and December 31, 2023.

($ in thousands)	September 30, 2024	% of Total Loans	December 31, 2023	% of Total Loans
Construction	$337,113	7.12%	$299,000	6.40%
Residential real estate	1,570,998	33.19%	1,490,438	32.10%
Commercial real estate	2,276,381	48.09%	2,286,154	49.30%
Commercial	225,083	4.75%	229,939	5.00%
Consumer	317,149	6.70%	328,896	7.10%
Credit cards	7,185	0.15%	6,583	0.10%
Total loans	4,733,909	100.00%	4,641,010	100.00%
Allowance for credit losses on loans	(58,669)		(57,351)
Total loans, net	$4,675,240		$4,583,659
Loans are stated at their principal amount outstanding including any purchase premiums/discounts, deferred fees and costs. Included in loans were deferred costs, net of fees, of $3.4 million and $2.2 million at September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023 included in total loans were $1.52 billion and $1.64 billion in loans acquired as part of the acquisition of TCFC, effective July 1, 2023. These balances were presented net of the related discount which totaled $92.3 million and $108.4 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, included in total loans were $263.4 million and $297.9 million in loans, acquired as part of the acquisition of Severn Bancorp, Inc. (“Severn”), effective October 31, 2021. These balances were presented net of the related discount which totaled $3.6 million and $4.7 million at September 30, 2024 and December 31, 2023, respectively.
At September 30, 2024, the Bank was servicing $368.0 million in loans for the Federal National Mortgage Association and $118.5 million in loans for Freddie Mac.
The following table provides information on nonaccrual loans by loan class as of September 30, 2024 and December 31, 2023.

($ in thousands)	Non-Accrual with no allowance for credit loss	Non-Accrual with an allowance for credit loss	Total Non-Accrual Loans
September 30, 2024
Nonaccrual loans:
Construction	$207	$—	$207
Residential real estate	6,500	438	6,938
Commercial real estate	3,447	2,239	5,686
Commercial	490	586	1,076
Consumer	295	463	758
Credit cards	—	179	179
Total	$10,939	$3,905	$14,844

Interest income	$174	$57	$231

($ in thousands)	Non-Accrual with no allowance for credit loss	Non-Accrual with an allowance for credit loss	Total Non-Accrual Loans
December 31, 2023
Nonaccrual loans:
Construction	$626	$—	$626
Residential real estate	5,865	480	6,345
Commercial real estate	4,364	—	4,364
Commercial	176	368	544
Consumer	216	689	905
Total	$11,247	$1,537	$12,784

Interest income	$399	$53	$452

($ in thousands)	Non-Accrual Delinquent Loans	Non-Accrual Current Loans	Total Non-Accrual Loans
September 30, 2024
Nonaccrual loans:
Construction	$207	$—	$207
Residential real estate	4,516	2,422	6,938
Commercial real estate	2,810	2,876	5,686
Commercial	58	1,018	1,076
Consumer	707	51	758
Credit cards	156	23	179
Total	$8,454	$6,390	$14,844

($ in thousands)	Non-Accrual Delinquent Loans	Non-Accrual Current Loans	Total Non-Accrual Loans
December 31, 2023
Nonaccrual loans:
Construction	$221	$405	$626
Residential real estate	4,137	2,208	6,345
Commercial real estate	1,215	3,149	4,364
Commercial	28	516	544
Consumer	903	2	905
Total	$6,504	$6,280	$12,784
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
Consumer credit cards are monitored based on a borrower payment history. Credit card loans are classified as performing and are typically charged off no later than 180 days past due when, or in the opinion of management, the collection of principal or interest is considered doubtful. As of September 30, 2024, there were 7 credit cards that were evaluated based on economic conditions specific to the loans or borrowers, and were downgraded to substandard and non-performing.
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

The following tables provides information on loan risk ratings as of September 30, 2024 and gross write-offs during the nine months ended September 30, 2024.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2020	2021	2022	2023	2024
September 30, 2024
Construction
Pass	$33,471	$10,572	$24,666	$79,428	$90,132	$76,594	$20,283	$1,760	$336,906
Substandard	60	—	—	147	—	—	—	—	207
Total	$33,531	$10,572	$24,666	$79,575	$90,132	$76,594	$20,283	$1,760	$337,113
Gross Charge-offs	$—	$—	$(12)	$—	$—	$—	$—	$—	$(12)

Residential real estate
Pass	$343,013	$101,078	$242,689	$402,062	$255,274	$82,959	$120,721	$14,124	$1,561,920
Special Mention	395	530	—	—	—	—	163	—	1,088
Substandard	5,511	—	1,353	295	355	—	476	—	7,990
Total	$348,919	$101,608	$244,042	$402,357	$255,629	$82,959	$121,360	$14,124	$1,570,998
Gross Charge-offs	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Commercial real estate
Pass	$800,556	$282,792	$407,056	$432,621	$213,652	$82,252	$34,021	$—	$2,252,950
Special Mention	7,162	—	5,428	—	—	—	531	—	13,121
Substandard	7,227	—	3,055	—	—	—	28	—	10,310
Total	$814,945	$282,792	$415,539	$432,621	$213,652	$82,252	$34,580	$—	$2,276,381
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$27,330	$11,866	$43,586	$31,181	$30,278	$28,198	$48,252	$849	$221,540
Special Mention	120	—	—	—	—	—	—	69	189
Substandard	593	—	9	1,324	524	—	553	351	3,354
Total	$28,043	$11,866	$43,595	$32,505	$30,802	$28,198	$48,805	$1,269	$225,083
Gross Charge-offs	$(45)	$(11)	$—	$(56)	$(65)	$—	$—	$—	$(177)

Consumer
Pass	$889	$11,679	$64,634	$122,668	$68,778	$47,032	$711	$—	$316,391
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	2	3	97	555	101	—	—	—	758
Total	$891	$11,682	$64,731	$123,223	$68,879	$47,032	$711	$—	$317,149
Gross Charge-offs	$(545)	$(9)	$(217)	$(1,578)	$(35)	$—	$(17)	$—	$(2,401)

Total
Pass	$1,205,259	$417,987	$782,631	$1,067,960	$658,114	$317,035	$223,988	$16,733	$4,689,707
Special Mention	7,677	530	5,428	—	—	—	694	69	14,398
Substandard	13,393	3	4,514	2,321	980	—	1,057	351	22,619
Total loans by risk category	$1,226,329	$418,520	$792,573	$1,070,281	$659,094	$317,035	$225,739	$17,153	$4,726,724

Total gross charge-offs	$(591)	$(20)	$(229)	$(1,634)	$(100)	$—	$(17)	$—	$(2,591)

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2020	2021	2022	2023	2024
September 30, 2024
Credit Cards
Performing	$—	$—	$—	$—	$—	$—	$7,006	$—	$7,006
Non-Performing	—	—	—	—	—	—	179	—	179
Total	$—	$—	$—	$—	$—	$—	$7,185	$—	$7,185
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$(405)	$—	$(405)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$7,185	$—	$7,185

Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(405)	$—	$(405)

Total Recorded Investment	$1,226,329	$418,520	$792,573	$1,070,281	$659,094	$317,035	$232,924	$17,153	$4,733,909
The following tables provides information on loan risk ratings as of December 31, 2023 and gross write-offs during twelve months ended December 31, 2023.

	Term Loans by Origination Year						Revolving loans	Revolving converted to term loans	Total
($ in thousands)	Prior	2019	2020	2021	2022	2023
December 31, 2023
Construction
Pass	$23,450	$15,721	$14,773	$34,325	$101,426	$100,620	$8,056	$—	$298,371
Substandard	199	—	—	12	418	—	—	—	629
Total	$23,649	$15,721	$14,773	$34,337	$101,844	$100,620	$8,056	$—	$299,000
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$317,528	$54,387	$105,269	$251,269	$392,378	$239,914	$119,777	$874	$1,481,396
Special Mention	154	256	564	503	—	—	192	—	1,669
Substandard	6,000	—	—	—	—	—	1,373	—	7,373
Total	$323,682	$54,643	$105,833	$251,772	$392,378	$239,914	$121,342	$874	$1,490,438
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$(119)	$—	$(119)

Commercial real estate
Pass	$670,042	$190,753	$311,980	$426,750	$428,240	$210,915	$14,873	$2,138	$2,255,691
Special Mention	14,986	331	—	5,501	4,446	—	100	409	25,773
Substandard	2,119	2,029	—	542	—	—	—	—	4,690
Total	$687,147	$193,113	$311,980	$432,793	$432,686	$210,915	$14,973	$2,547	$2,286,154
Gross Charge-offs	$(512)	$—	$(814)	$—	$—	$—	$—	$—	$(1,326)

Commercial
Pass	$23,771	$12,946	$14,464	$41,621	$35,897	$27,901	$49,160	$22,284	$228,044
Special Mention	143	—	—	425	—	—	251	—	819
Substandard	160	69	—	—	487	—	314	46	1,076
Total	$24,074	$13,015	$14,464	$42,046	$36,384	$27,901	$49,725	$22,330	$229,939
Gross Charge-offs	$(1)	$—		$—	$—	$—	$—	$(242)	$(243)

Consumer
Pass	$621	$961	$14,158	$76,629	$143,507	$91,415	$699	$—	$327,990
Special Mention	—	—	—	—	—	—	2	—	2
Substandard	—	38	5	80	780	—	1	—	904
Total	$621	$999	$14,163	$76,709	$144,287	$91,415	$702	$—	$328,896
Gross Charge-offs	$(522)	$—	$(16)	$(17)	$(8)	$(4)	$(7)	$—	$(574)

Total
Pass	$1,035,412	$274,768	$460,644	$830,594	$1,101,448	$670,765	$192,565	$25,296	$4,591,492
Special Mention	15,283	$587	$564	$6,429	$4,446	$—	$545	$409	28,263
Substandard	8,478	2,136	5	634	1,685	—	1,688	46	14,672
Total loans by risk category	$1,059,173	$277,491	$461,213	$837,657	$1,107,579	$670,765	$194,798	$25,751	$4,634,427

Total gross charge-offs	$(1,035)	$—	$(830)	$(17)	$(8)	$(4)	$(126)	$(242)	$(2,262)

Credit Cards
Performing	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583
Non-Performing	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$(111)	$—	$(111)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583

Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(111)	$—	$(111)

Total Recorded Investment	$1,059,173	$277,491	$461,213	$837,657	$1,107,579	$670,765	$201,381	$25,751	$4,641,010
The following tables provide information on the aging of the loan portfolio as of September 30, 2024 and December 31, 2023.

	Accruing
($ in thousands)	30‑59 days past due	60‑89 days past due	90 days past due and still accruing	30-89 days past due and not accruing	90 days past due and not accruing	Total past due	Current Accrual Loans (1)	Current Non-Accrual Loans	Total
September 30, 2024
Construction	$410	$—	$—	$—	$207	$617	$336,496	$—	$337,113
Residential real estate	956	389	205	2,377	2,139	6,066	1,562,510	2,422	1,570,998
Commercial real estate	95	4,443	—	2,239	571	7,348	2,266,157	2,876	2,276,381
Commercial	56	1	6	—	58	121	223,944	1,018	225,083
Consumer	1,558	896	9	439	268	3,170	313,928	51	317,149
Credit Cards	61	98	234	30	126	549	6,613	23	7,185
Total	$3,136	$5,827	$454	$5,085	$3,369	$17,871	$4,709,648	$6,390	$4,733,909

Percent of total loans	0.07%	0.12%	0.01%	0.11%	0.07%	0.38%	99.49%	0.13%	100.0%
____________________________________
(1)Includes loans measured at fair value of $10.0 million at September 30, 2024.

	Accruing
($ in thousands)	30‑59 days past due	60‑89 days past due	90 days past due and still accruing	30-89 days past due and not accruing	90 days past due and not accruing	Total past due	Current Accrual Loans (1)	Current Non-Accrual Loans	Total
December 31, 2023
Construction	$1,919	$—	$—	$—	$221	$2,140	$296,455	$405	$299,000
Residential real estate	2,420	271	108	1,469	2,668	6,936	1,481,294	2,208	1,490,438
Commercial real estate	16	—	—	—	1,215	1,231	2,281,774	3,149	2,286,154
Commercial	48	—	488	—	28	564	228,859	516	229,939
Consumer	3,224	1,391	—	24	879	5,518	323,376	2	328,896
Credit cards	35	36	142	—	—	213	6,370	—	6,583
Total	$7,662	$1,698	$738	$1,493	$5,011	$16,602	$4,618,128	$6,280	$4,641,010

Percent of total loans	0.17%	0.04%	0.02%	0.03%	0.11%	0.36%	99.50%	0.14%	100.00%
____________________________________
(1)Includes loans measured at fair value of $9.9 million at December 31, 2023.

The following tables provide a summary of the activity in the ACL allocated by loan class for the three and nine months ended September 30, 2024 and September 30, 2023. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For three months ended September 30, 2024
Construction	$3,471	$—	$1	$1	$(578)	$2,894
Residential real estate	22,060	—	1	1	1,468	23,529
Commercial real estate	21,424	—	—	—	(147)	21,277
Commercial	2,866	(154)	1	(153)	512	3,225
Consumer (1)	8,145	(1,015)	88	(927)	36	7,254
Credit Card	512	(210)	—	(210)	188	490
Total	$58,478	$(1,379)	$91	$(1,288)	$1,479	$58,669
____________________________________
(1)Gross charge-offs of consumer loans for the three months ended September 30, 2024 included $156 thousand of demand deposit overdrafts.

($ in thousands)	Beginning Balance	Merger Adjustments (2)	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For Three Months Ended September 30, 2023
Construction	$2,386	$3	$—	$3	$3	$1,439	$3,831
Residential real estate	9,151	215	—	3	3	9,806	19,175
Commercial real estate	10,267	985	(1,327)	—	(1,327)	12,875	22,800
Commercial	1,956	278	—	2	2	2,101	4,337
Consumer (1)	5,254	14	(115)	45	(70)	1,658	6,856
Credit Card	—	18	(60)	—	(60)	94	52
Total	$29,014	$1,513	$(1,502)	$53	$(1,449)	$27,973	$57,051
____________________________________
(1)Gross charge-offs of consumer loans for the three months ended September 30, 2023 included $1.5 million of demand deposit overdrafts.
(2)Merger adjustments consist of gross-up for acquired PCD loans in the TCFC merger.

($ in thousands)	Beginning Balance	Charge- offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For Nine Months Ended September 30, 2024
Construction	$3,935	$(12)	$7	$(5)	$(1,036)	$2,894
Residential real estate	21,949	(1)	5	4	1,576	23,529
Commercial real estate	20,975	—	—	—	302	21,277
Commercial	2,671	(177)	4	(173)	727	3,225
Consumer (1)	7,601	(2,401)	232	(2,169)	1,822	7,254
Credit Card	220	(405)	9	(396)	666	490
Total	$57,351	$(2,996)	$257	$(2,739)	$4,057	$58,669
____________________________________
(1)Gross charge-offs of consumer loans for the nine months ended September 30, 2024 included $512 thousands of demand deposit overdrafts.

($ in thousands)	Beginning Balance	Impact of ASC 326 Adoption	Merger Adjustments (2)	Charge-offs	Recoveries	Net (charge-offs) recoveries	Provisions	Ending Balance
For Nine Months Ended September 30, 2023
Construction	$2,973	$1,222	$3	$—	10	$10	$(377)	$3,831
Residential real estate	2,622	4,974	215	—	37	37	11,327	19,175
Commercial real estate	4,899	3,742	985	(1,327)	—	(1,327)	14,501	22,800
Commercial	1,652	401	278	—	10	10	1,996	4,337
Consumer (1)	4,497	452	14	(399)	210	(189)	2,082	6,856
Credit Card	—	—	18	(60)	—	(60)	94	52
Total	$16,643	$10,791	$1,513	$(1,786)	$267	$(1,519)	$29,623	$57,051
____________________________________
(1)Gross charge-offs of consumer loans for the nine months ended September 30, 2023 included $1.8 million of demand deposit overdrafts.
(2)Merger adjustments consist of gross-up for acquired PCD loans in the TCFC merger.
The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment.

	September 30, 2024
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Construction	$207	$—	$207
Residential real estate	19,600	—	19,600
Commercial real estate	11,905	—	11,905
Commercial	—	3,160	3,160
Consumer	—	756	756
Total	$31,712	$3,916	$35,628

	December 31, 2023
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Construction	$662	$—	$662
Residential real estate	8,047	—	8,047
Commercial real estate	6,134	—	6,134
Commercial	—	1,106	1,106
Consumer	—	904	904
Total	$14,843	$2,010	$16,853
Loan Modifications to Borrowers Experiencing Financial Difficulty
Modifications to borrowers experiencing financial difficulty may include interest rate reduction, principal or interest forgiveness, forbearance, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
During the three and nine months ended September 30, 2024 and 2023, no loan modifications were made to borrowers experiencing financial difficulty. During the three and nine months ended September 30, 2024 and 2023, there were no defaults on loan modifications made to borrowers experiencing financial difficulty.
As of September 30, 2024, all loan modification balances with borrowers experiencing financial difficulty that were modified during the preceding 12 months were classified as current non-accrual, of which $98 thousand were for commercial real estate loans and $216 thousand were for commercial loans.
Foreclosure Proceedings
There were $127 thousand of consumer mortgage loans collateralized by residential real estate property and $552 thousand of Commercial Real Estate loans collateralized by Owner Occupied nonfarm nonresidential properties that were in the process of foreclosure as of September 30, 2024 and $175 thousand as of December 31, 2023, respectively. There were no residential real estate properties included in the balance of other real estate owned (“OREO”) at September 30, 2024 and December 31, 2023.

Note 5 – Goodwill and Other Intangibles
The following table provides information on the significant components of goodwill and other acquired intangible assets at September 30, 2024 and December 31, 2023.

	September 30, 2024
($ in thousands)	Goodwill	Core Deposit Intangible

Gross Carrying Amount	$65,476	$59,151
Additions	—	—
Accumulated Impairment Charges	(1,543)	—
Accumulated Amortization	(667)	(18,542)
Net Carrying Amount	$63,266	$40,609

Weighted Average Remaining Life (in years)	0.00 years	3.60 years

	December 31, 2023
($ in thousands)	Goodwill	Core Deposit Intangible

Gross Carrying Amount	$65,476	$10,503
Additions	—	48,648
Accumulated Impairment Charges	(1,543)	—
Accumulated Amortization	(667)	(11,061)
Net Carrying Amount	$63,266	$48,090

Weighted Average Remaining Life (in years)	0.00 years	3.70 years
The aggregate amortization expense was $2.3 million for the three months ended September 30, 2024 and $2.6 million for the three months ended September 30, 2023. The aggregate amortization expense was $7.5 million for the nine months ended September 30, 2024 and $3.5 million for the nine months ended September 30, 2023.
At September 30, 2024, estimated future remaining amortization for amortizing core deposit intangibles within the years ending December 31, is as follows:

($ in thousands)	Amortization Expense
2024	$2,298
2025	8,589
2026	7,398
2027	6,208
2028	5,060
Thereafter	11,056
Total amortizing intangible assets	$40,609

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
The following tables present information about the Company’s leases.

($ in thousands)	September 30, 2024	December 31, 2023
Lease liabilities	$11,816	$12,857
Right-of-use assets	$11,384	$12,487
Weighted average remaining lease term	10.51 years	10.88 years
Weighted average discount rate	3.27%	3.24%
Remaining lease term - min	0.08 years	0.39 years
Remaining lease term - max	16.93 years	17.68 years

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost ($ in thousands)	2024	2023	2024	2023
Operating lease cost	$473	$485	$1,445	$1,153
Total lease cost	$473	$485	$1,445	$1,153

Cash paid for amounts included in the measurement of lease liabilities	$449	$459	$1,367	$1,090
A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total of operating lease liabilities is as follows:

Lease payments due ($ in thousands)	As of September 30, 2024
Three months ending December 31, 2024	$431
2025	1,648
2026	1,636
2027	1,517
2028	1,467
Thereafter	7,233
Total undiscounted cash flows	$13,932
Discount	2,116
Lease liabilities	$11,816
Total gross rental income was $266 thousand and $253 thousand for the three months ended September 30, 2024 and 2023, respectively. Total gross rental income was $799 thousand and $937 thousand for the nine months ended September 30, 2024 and 2023, respectively.
The following table presents our minimum future annual rental income on such leases as of September 30, 2024.

($ in thousands)	As of September 30, 2024
Three months ending December 31, 2024	$224
2025	904
2026	927
2027	614
2028	632
Thereafter	2,478
Total	$5,779

Note 7 - Deposits
Deposits consist of the following categories as of the dates indicated:

($ in thousands)	September 30, 2024		December 31, 2023
	Balance	%	Balance	%
Noninterest-bearing demand	$1,571,393	30.07%	$1,258,037	23.36%
Interest-bearing:
Demand	751,533	14.38%	1,165,546	21.64%
Money market deposits	1,297,237	24.82%	1,430,603	26.56%
Savings	336,903	6.45%	347,324	6.45%
Certificates of deposit	1,268,657	24.28%	1,184,610	21.99%
Total interest-bearing	3,654,330	69.93%	4,128,083	76.64%

Total Deposits	$5,225,723	100.00%	$5,386,120	100.00%
At September 30, 2024, the scheduled contractual maturities of certificates of deposit are as follows:

($ in thousands)	September 30, 2024
Within one year	$1,083,147
Year 2	157,446
Year 3	15,407
Year 4	6,570
Year 5	6,083
Thereafter	4
$1,268,657
The aggregate amount of certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 at September 30, 2024 and December 31, 2023 was $417.8 million and $354.6 million, respectively.

Note 8 - Borrowings
Long-term debt consisted of the following:

($ in thousands)	September 30, 2024	December 31, 2023	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
FHLB Advances	$50,000	—	2024	2025		4.786%
Total long-term advances	50,000	—

September 2030 Subordinated Debentures	25,000	$25,000	2020	2030	2025	5.375% through September 2025, 3-month SOFR + 5.265% thereafter
October 2030 Subordinated Debentures	19,500	19,500	2020	2030	2025	4.75% through October 2025, 3-month SOFR + 4.58% thereafter
Total subordinated debentures	44,500	44,500

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.00%
Tri-County Capital Trust I	7,217	7,217	2004	2034		90-day SOFR + 2.60%
Tri-County Capital Trust II	5,155	5,155	2005	2035		90-day SOFR + 1.70%
Total trust preferred securities	32,991	32,991
Less net discount and unamortized issuance costs	(4,035)	(4,822)
Total long-term debt	$123,456	$72,669
At September 30, 2024, subordinated notes consisted of $25.0 million of long-term debt issued by the Company in August 2020, and $19.5 million of long-term debt assumed as a result of the merger with TCFC. The recorded balance of subordinated debt issued in 2020 and the assumed subordinated debt from TCFC, net of unamortized issuance costs and fair value discounts, respectively, were $24.9 million and $18.8 million, respectively.
The Company also assumed TRUPS in the aggregate of $33.0 million as a result of the merger with TCFC in the third quarter of 2023 and the acquisition of Severn in the fourth quarter of 2022. Trust preferred securities consisted of $20.6 million issued to Severn Capital Trust I, $7.2 million issued by Tri-County Capital Trust I and $5.2 million issued by Tri-County Capital Trust II. The recorded balance of the debt acquired from Severn at September 30, 2024 was $18.7 million, net of the unamortized fair value adjustment of $1.9 million. At September 30, 2024, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.6 million and $4.4 million, which are presented as net of the unamortized fair value adjustment of $583 thousand and $748 thousand, respectively.
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank (“FHLB”) to meet short-term liquidity needs. There were $50.0 million outstanding long-term borrowings from the FHLB at September 30, 2024 and zero at December 31, 2023. The Company did not have any short-term borrowings from the FHLB at September 30, 2024 and December 31, 2023. Further information on these obligations is provided in the Company’s 2023 Annual Report.

Note 9 - Stock-Based Compensation
At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan (“2006 Equity Plan”), which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to five-year period of time, and, in the case of stock options, expire 10 years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 190,166 shares remained available for grant at September 30, 2024.
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
The following table summarizes restricted stock award and restricted stock unit activity for the Company under the 2016 Equity Plan for the nine months ended September 30, 2024.

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of period	45,322	$15.42	165,055	$11.56	—	$—
Granted	51,610	11.39	53,279	11.31	43,651	11.32
Vested	(44,655)	15.33	(79,553)	11.56	—	—
Forfeited	—	—	(3,256)	11.56	—	—
Nonvested at end of period	52,277	$11.52	135,525	$11.46	43,651	$11.32
The fair value of restricted stock awards that vested during the three months ended September 30, 2024 and 2023 was $241 thousand and $12 thousand, respectively. The fair value of restricted stock units vested during the three months ended September 30, 2024 and 2023 was $505 thousand and $122 thousand respectively. The fair value of restricted stock awards vested during the nine months ended September 30, 2024 and 2023 was $577 thousand and $535 thousand, respectively. The fair value of restricted stock units that vested during the nine months ended September 30, 2024 and 2023 was $907 thousand and $122 thousand, respectively. There were no performance stock units that vested during the three and nine months ended September 30, 2024 and 2023.

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
The following table provides information pertaining to the carrying amounts of our derivative financial instruments at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
($ in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset - IRLCs	$14,199	$219	$6,785	$110
Asset - TBA securities	20,750	46	1,000	2
Liability - TBA securities	16,000	37	18,000	176
Note 11 – Accumulated Other Comprehensive Loss
The Company records unrealized holding gains (losses), net of tax, on investment securities AFS as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
($ in thousands)	Net Unrealized Gains (Losses)	Net Unrealized Losses	Net Unrealized Gains (Losses)	Net Unrealized Losses
Beginning of period	$(8,260)	$(8,561)	$(7,494)	$(9,021)
Other comprehensive income (loss), net of tax	2,734	(1,548)	1,968	(1,088)
End of period	$(5,526)	$(10,109)	$(5,526)	$(10,109)

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of September 30, 2024 and December 31, 2023, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of December 31, 2023, the most recent notification from our primary regulator categorized the Bank, as well capitalized under the regulatory framework for prompt corrective action. At September 30, 2024, there were no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are described below.
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
The table presents the actual and required capital ratios for the Company and the Bank as of September 30, 2024 and December 31, 2023.

	The Company		The Bank		Regulatory min ratio + CCB (1)	To Be Well-Capitalized Under Prompt Corrective Action Regulation (5)
($ in thousands)	Amount	Ratio	Amount	Ratio
September 30, 2024
Common Tier 1 Capital to RWA	$446,402	9.27%	509,511	10.60%	7.00%	6.50%
Tier 1 Capital to RWA	476,170	9.89%	509,511	10.60%	8.50%	8.00%
Total Capital to RWA	579,664	12.04%	569,317	11.84%	10.50%	10.00%
Tier 1 Capital to AA (Leverage) (2)	476,170	8.31%	509,511	8.90%	4.00%	5.00%

December 31, 2023
Common Tier 1 Capital to RWA	$408,317	8.69%	470,200	10.02%	7.00%	6.50%
Tier 1 Capital to RWA	437,847	9.32%	470,200	10.02%	8.50%	8.00%
Total Capital to RWA	539,572	11.49%	528,786	11.27%	10.50%	10.00%
Tier 1 Capital to AA (Leverage) (2)	437,847	7.75%	470,200	8.33%	4.00%	5.00%

Regulatory Capital and Ratios	The Company		The Bank
($ in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

Common equity	$533,271	$511,135	$595,954	$570,100
Goodwill(4)	(61,397)	(63,266)	(61,397)	(63,266)
Core deposit intangible (3)	(30,572)	(38,069)	(30,572)	(38,069)
DTAs that arise from net operating loss and tax credit carry forwards	(426)	(8,977)	—	(6,059)
AOCI losses	5,526	7,494	5,526	7,494
Common Equity Tier 1 Capital	446,402	408,317	509,511	470,200
TRUPs	29,768	29,530	—	—
Tier 1 Capital	476,170	437,847	509,511	470,200
Allowable reserve for credit losses and other Tier 2 adjustments	59,806	58,586	59,806	58,586
Subordinated debentures	43,688	43,139	—	—
Total Capital	$579,664	$539,572	$569,317	$528,786

Risk-Weighted Assets (“RWA”)	$4,816,165	$4,697,504	$4,808,058	$4,693,009
Average Assets (“AA”)	$5,729,576	$5,649,116	$5,721,995	$5,644,930
____________________________________
(1)The regulatory minimum capital ratio ("Min. Ratio") + the capital conservation buffer ("CCB").
(2)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. The PCA well capitalized is defined as 5.00%.
(3)Core deposit intangible is net of deferred tax liability.
(4)Goodwill is net of deferred tax liability.
(5)Applies to the Bank only.
Bank and holding company regulations impose certain restrictions on dividend payments by the Bank, as well as restricting extensions of credit and transfers of assets between the Bank and the Company.
At September 30, 2024, the Bank could pay dividends to the Company to the extent of its current period earnings plus the earnings of the preceding two years, so long as it maintained required capital ratios.

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

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2024
MSRs (1)	$5,309	Market Approach	Weighted average prepayment speed (PSA) (2)	220

IRLCs - net asset	$219	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	97%

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2023
MSRs (1)	$5,926	Market Approach	Weighted average prepayment speed (PSA) (2)	129

IRLCs - net asset	$110	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	98%
____________________________________
(1)The weighted average was calculated with reference to the principal balance of the underlying mortgages.
(2)PSA = Public Securities Association Standard Prepayment Model.
The following table presents activity in MSRs for the three and nine months ended September 30, 2024.

($ in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning balance	$5,995	$5,926
Servicing rights resulting from sales of loans	55	253
Valuation adjustment	(741)	(870)
Ending balance	$5,309	$5,309
The following table presents activity in the IRLCs - net asset for the three and nine months ended September 30, 2024.

($ in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Beginning balance	$208	$110
Valuation adjustment	11	109
Ending balance	$219	$219
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

The following tables present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023. No assets were transferred from one hierarchy level to another during the first nine months of 2024 or 2023.

($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Assets:
Securities available for sale:
U.S. Government agencies	$20,690	$—	$20,690	$—
Mortgage-backed	106,221	—	106,221	—
Other debt securities	6,428	—	6,428	—
	133,339	—	133,339	—

Equity securities	5,950	—	5,950	—

TBA forward trades	46	—	46	—
Loans Held for Sale	26,877	—	26,877	—
Loans Held for Investment, at fair value	10,023	—	10,023	—
MSRs	5,309	—	—	5,309
IRLCs	219	—	—	219
Total assets at fair value	$181,763	$—	$176,235	$5,528

Liabilities:
TBA securities	37	—	37	—
Total liabilities at fair value	$37	$—	$37	$—

($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Securities available for sale:
U.S. Government agencies	$20,475	$—	$20,475	$—
Mortgage-backed	84,027	—	84,027	—
Other debt securities	6,019	—	6,019	—
	110,521	—	110,521	—

Equity securities	5,703	—	5,703	—

TBA forward trades	2	—	2	—
Loans Held for Sale	8,782	—	8,782	—
Loans Held for Investment, at fair value	9,944	—	9,944	—
MSRs	5,926	—	—	5,926
IRLCs	110	—	—	110
Total assets at fair value	$140,988	$—	$134,952	$6,036

Liabilities:
TBA securities	$176	$—	$176	$—
Total liabilities at fair value	$176	$—	$176	$—
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
Repossessed Assets
The Company records repossessed assets at fair value on a nonrecurring basis. All repossessed assets are recorded at lower of the estimated fair value of the properties, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, nonrecurring fair value adjustments are recorded to reflect partial write-downs based on current appraised value of an asset. The Company considers any valuation inputs related to repossessed assets to be Level 3 inputs.
The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at September 30, 2024 and December 31, 2023. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average (1)
September 30, 2024
Nonrecurring measurements:
Individually evaluated collateral dependent loans	$2,983	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	19% - 100% 10%	64% 10%

Other real estate owned	$179	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%

Repossessed assets	$306	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	36%

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average
December 31, 2023
Nonrecurring measurements:
Individually evaluated collateral dependent loan	$633	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	51% 10%	51% 10%

Other real estate owned	$179	Appraisal of collateral(1)	Appraisal adjustment(2)	0%	0%
_________________________________
(1)Unobservable inputs were weighted by the relative fair value of the instruments. No range is presented only when one instrument was available
(2)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

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
The carrying amounts and estimated fair values of the Company’s financial instruments are presented in the following table. Fair values for September 30, 2024 and December 31, 2023 were estimated using an exit price notion.

September 30, 2024	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset ($ in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$183,621	$183,621	$183,621	$—	$—
Investment securities - AFS	133,339	133,339	—	133,339	—
Investment securities - HTM, net	484,583	440,296	—	440,296	—
Equity securities	5,950	5,950	—	5,950	—
Restricted securities	20,253	20,253	—	20,253	—
Loans held for sale	26,877	26,877	—	26,877	—
TBA derivatives trades	46	46	—	46	—
Cash surrender value on life insurance	103,729	103,729	—	103,729	—
Loans, at fair value	10,023	10,023	—	10,023	—
Loans, net	4,665,217	4,499,722	—	—	4,499,722
MSRs	5,309	5,309	—	—	5,309
IRLCs	219	219	—	—	219

Liabilities
Deposits:
Noninterest-bearing demand	$1,571,393	$1,571,393	$—	$1,571,393	$—
Checking plus interest	751,533	751,533	—	751,533	—
Money Market	1,297,237	1,297,237	—	1,297,237	—
Savings	335,161	335,161	—	335,161	—
Club	1,742	1,742	—	1,742	—
Certificates of Deposit	1,268,657	1,270,865	—	1,270,865	—
Advances from FHLB	50,000	50,545	—	50,545	—
Subordinated debt, net	43,688	43,461	—	43,461	—
TRUPS, net	29,768	28,572	—	28,572	—
TBA Securities	37	37	—	37	—

December 31, 2023	Carrying Amount	Fair Value	Fair Value Measurements
Description of Asset ($ in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$372,413	$372,413	$372,413	$—	$—
Investment securities - AFS	110,521	110,521	—	110,521	—
Investment securities - HTM	513,188	457,830	—	457,830	—
Equity securities	5,703	5,703	—	5,703	—
Loans held for sale	8,782	8,782	—	8,782	—
TBA securities	2	2	—	2	—
Cash surrender value on life insurance	101,704	101,704	—	101,704	—
Loans, at fair value	9,944	9,944	—	9,944	—
Loans, net	4,573,715	4,477,468	—	—	4,477,468
MSRs	5,926	5,926	—	—	5,926
IRLCs	110	110	—	—	110

Liabilities
Deposits:
Noninterest-bearing demand	$1,258,037	$1,258,037	$—	$1,258,037	$—
Checking plus interest	1,165,546	1,165,546	—	1,165,546	—
Money Market	1,430,603	1,430,603	—	1,430,603	—
Savings	347,324	347,324	—	347,324	—
Certificates of Deposit	1,184,610	1,184,447	—	1,184,447	—
Subordinated debt, net	43,139	42,579	—	42,579	—
TRUPS, net	29,530	28,266	—	28,266	—
TBA Securities	176	176	—	176	—
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
The following table provides information on commitments outstanding at September 30, 2024 and December 31, 2023.

($ in thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$695,887	$613,266
Letters of credit	27,183	28,519
Total	$723,070	$641,785
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023

Net income (loss)	$11,189	$(9,737)	$30,607	$738

Average number of common shares outstanding	33,318	33,129	33,247	24,354
Dilutive effect of common stock equivalents	21	—	7	—
Average number of common shares used to calculate diluted EPS	33,339	33,129	33,254	24,354

Anti-dilutive shares	—	219	—	219

Earnings (loss) per common share
Basic	$0.34	$(0.29)	$0.92	$0.03
Diluted	$0.34	$(0.29)	$0.92	$0.03
There were 0 and 219 thousand anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings (loss) per share for the three months ended September 30, 2024 and 2023, respectively. There were 0 and 219 thousand anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2024 and 2023, respectively.
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
All contract issuance costs are expensed as incurred. We had no contract assets or liabilities at September 30, 2024.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,543	$1,505	$4,543	$3,981
Trust and investment fee income	880	1,933	2,510	2,764
Interchange income	1,711	1,557	5,015	4,081
Title Company revenue	100	89	344	412
Other noninterest income	506	1,265	2,289	2,212
Noninterest Income (in-scope of Topic 606)	4,740	6,349	14,701	13,450
Noninterest Income (out-of-scope of Topic 606)	2,547	8,635	7,593	12,163
Total Noninterest Income	$7,287	$14,984	$22,294	$25,613

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
•the growth and profitability of noninterest or fee income being less than expected;
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
Goodwill and Bargain Purchase Gain
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Determining fair value is subjective, requiring the use of estimates, assumptions, and management judgment. Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if circumstances dictate. Impairment testing requires a qualitative assessment and/or an independent valuation of the fair value of each of the Company’s reporting units compared to the carrying amount of its net assets, including goodwill. If the fair value of a reporting unit is less than book value, an impairment loss may be required to write down the related goodwill.
A bargain purchase gain represents the excess of the fair value of net assets acquired over the cost of an acquisition. Determining fair value is subjective, requiring the use of estimates, assumptions and management judgement. Bargain purchase gain is recorded as noninterest income in the period it was generated. An acquirer has a measurement period to finalize the accounting for a business combination which could adjust bargain purchase gain if material facts or circumstances arise.
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
Shore Bancshares, Inc. is headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank, N.A. (the “Bank”). The Bank operates 40 full-service branches in Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County, Anne Arundel County, Charles County, St Mary's County, Calvert County and Worcester County in Maryland, Kent County and Sussex County in Delaware, Fredericksburg City, Stafford County and Spotsylvania County in Virginia. The Company through Wye Financial Partners, a department of the Bank, provides full-service investment and insurance solutions through our broker/dealer, LPL Financial. The Bank also offers wealth management solutions such as corporate trustee services and trust administration through Wye Trust, a division of the Bank. The Company also engages in title work for real estate transactions through its wholly-owned subsidiary, Mid-Maryland Title Company, Inc.
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

OVERVIEW
The Company’s net income for the third quarter of 2024 was $11.2 million or $0.34 per diluted common share, which was equal to the second quarter of 2024. The Company had a net loss of $9.7 million or $(0.29) per diluted common share for the third quarter of 2023, as a result of the merger with TCFC. Net income for the first nine months of 2024 was $30.6 million or $0.92 per diluted common share, compared to net income for the first nine months of 2023 of $738 thousand or $0.03 per diluted common share.
Third Quarter and Nine Months Ended September 30, 2024 Highlights
•Return on Average Assets (“ROAA”) - The Company reported ROAA of 0.77% for the third quarter of 2024, which was equal to reported ROAA for the second quarter of 2024. Non-GAAP ROAA, which excludes fraud expense, core deposit intangible amortization, and merger-related expenses, was 0.90% for the third quarter of 2024, compared to 0.91% for the second quarter of 2024.
•Net Interest Income and Net Interest Margin - Third quarter 2024 net interest income increased $1.1 million to $43.3 million from $42.1 million in the second quarter of 2024. Net interest income increased due to modest loan growth, slightly higher accelerated accretion income, and loans and securities repricing at a faster pace than the Bank’s cost of funds. Net interest margin (“NIM”) increased six basis points (“bps”) to 3.17% for the third quarter of 2024, from 3.11% for the second quarter of 2024. Excluding net accretion interest income of $4.5 million and $3.8 million for the same time periods, NIM increased one bp to 2.84% for the third quarter of 2024, from 2.83% for the second quarter of 2024.
•Asset Quality - Allowance for credit losses (“ACL”) was $58.7 million at September 30, 2024, compared to $58.5 million at June 30, 2024. The third quarter of 2024 ACL as a percentage of loans remained stable at 1.24% from the second quarter of 2024. Nonperforming assets to total assets were 0.27% for the third quarter of 2024 compared to 0.29% for the second quarter of 2024 and 0.23% for the fourth quarter of 2023. Classified assets to total assets increased to 0.39% in the third quarter of 2024 compared to 0.33% for the second quarter of 2024 and 0.25% for the fourth quarter of 2023.
•Operating Leverage - The third quarter of 2024 efficiency ratio was 67.49% when compared to 66.23% in the second quarter of 2024. The third quarter efficiency ratio was affected by one-time data processing expense related to the fraud incident in the first quarter of 2024. The third quarter of 2024 non-GAAP efficiency ratio was 62.10% when compared to 61.05% in the second quarter of 2024.
•Deposits - Total deposits increased to $5.23 billion at September 30, 2024 from $5.15 billion at June 30, 2024. Average noninterest bearing deposits were $1.58 billion for the third quarter of 2024 representing 30.55% of average funding, excluding subordinated debt, compared to 28.42% during the second quarter of 2024. The Bank’s use of wholesale funding, which includes Federal Home Loan Bank (“FHLB”) advances and brokered deposits, has been minimal in 2024. Wholesale funding increased from $44.5 million or 0.74% of assets at December 31, 2023 to $50.0 million or 0.84% of total assets at September 30, 2024. Sustained efforts to enhance the Bank’s deposit franchise are expected to continue to attract additional deposits in future quarters.

SUMMARY OF OPERATING RESULTS
A comparison of the results of operations for the three and nine months ended September 30, 2024 and September 30, 2023 is presented below.

	Unaudited (QTD)		Unaudited (YTD)
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
OPERATING DATA
Interest income	$74,689	$71,248	$218,934	$142,943
Interest expense	31,426	25,626	92,396	49,161
Net interest income (“NII”)	43,263	45,622	126,538	93,782
Provision for credit losses	1,470	28,176	3,958	30,056
NII after provision for credit losses	41,793	17,446	122,580	63,726
Noninterest income	7,287	14,984	22,294	25,613
Noninterest expense	34,114	47,158	104,311	89,661
Income (loss) before income taxes	14,966	(14,728)	40,563	(322)
Income tax expense (benefit)	3,777	(4,991)	9,956	(1,060)
Net income (loss)	$11,189	$(9,737)	$30,607	$738

	Unaudited (QTD)		Unaudited (YTD)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
KEY OPERATING RATIOS
Return on average assets (“ROAA”)	0.77%	(0.67)%	0.70%	0.02%
Return on average equity (“ROAE”)	8.41	(7.25)	7.84	0.24
Return on average tangible equity (“ROATCE”) Non-GAAP (1)	12.37	1.74	12.83	6.27
Average total equity to average total assets	9.11	9.24	8.98	9.77
Interest rate spread	2.06	2.61	2.18	2.46
Net interest margin	3.17	3.35	3.12	3.12
Efficiency ratio (2)	67.49	77.81	70.09	75.10
Noninterest income to average assets	0.50	1.03	0.51	0.80
Noninterest expense to average assets	2.34	3.24	2.40	2.79
Net operating expense to average assets (3)	1.84	2.21	1.89	1.99

COMMON SHARE DATA
Basic net income (loss) per common share	$0.34	$(0.29)	$0.92	$0.03
Diluted net income (loss) per common share	$0.34	$(0.29)	$0.92	$0.03
Cash dividends paid per common share	$0.12	$0.12	$0.36	$0.36
Common dividend payout ratio	35.74%	(40.83)%	39.10%	NM
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Summary of Financial Results
The Company reported net income for the three months ended September 30, 2024 of $11.2 million or $0.34 diluted earnings per common share compared to a net loss of $9.7 million or diluted earnings per common share of $(0.29) for the three months ended September 30, 2023. The Company’s ROAA, ROACE and ROATCE were 0.77%, 8.41% and 12.37%, respectively, for the three months ended September 30, 2024, compared to (0.67)%, (7.25)% and 1.74%, respectively, for the three months ended September 30, 2023.

	Three Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Interest and dividend income	$74,689	$71,248	$3,441	4.83%
Interest expense	31,426	25,626	5,800	22.63%
Net interest income	43,263	45,622	(2,359)	(5.17)%
Provision for credit losses	1,470	28,176	(26,706)	(94.78)%
Noninterest income	7,287	14,984	(7,697)	(51.37)%
Noninterest expense	34,114	47,158	(13,044)	(27.66)%
Income (loss) before income taxes	14,966	(14,728)	29,694	(201.61)%
Income tax expense (benefit)	3,777	(4,991)	8,768	(175.68)%
Net income (loss)	$11,189	$(9,737)	$20,926	(214.91)%
Net Interest Income
Tax-equivalent net interest income is net interest income adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent net interest income was $43.3 million for the third quarter of 2024 and $45.7 million for the third quarter of 2023. The decrease in tax-equivalent net interest income was primarily due to an increase in interest on deposits, a decrease in interest on deposits with other banks and an increase in interest on long-term borrowings, partially offset by an increase in interest and fees on loans, all significantly impacted by the merger with TCFC in the third quarter of 2023.

	Three Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Interest and dividend income
Loans, including fees	$69,157	$64,869	$4,288	6.61%
Interest and dividends on investment securities	4,968	5,166	(198)	(3.83)%
Interest on deposits with banks	564	1,213	(649)	(53.50)%
Total Interest and Dividend Income	$74,689	$71,248	$3,441	4.83%

Interest Expense
Deposits	$28,856	$23,473	$5,383	22.93%
Short-term borrowings	491	692	(201)	(29.05)%
Long-term debt	2,079	1,461	618	42.30%
Total Interest Expense	$31,426	$25,626	$5,800	22.63%

Taxable-equivalent adjustment	$82	$80	$2	2.50%

Tax-Equivalent Net Interest Income	$43,345	$45,702	$(2,357)	(5.16)%

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

	Three Months Ended September 30,			Three Months Ended September 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets
Loans (1), (2), (3)
Residential real estate	$1,412,086	$20,723	5.84%	$1,141,707	$14,548	5.06%
Commercial real estate	2,749,395	39,858	5.77	2,831,569	40,536	5.68
Commercial	210,728	3,732	7.05	233,756	5,315	9.02
Consumer	320,960	4,306	5.34	332,486	4,183	4.99
State and political	1,883	32	6.76	929	10	4.27
Credit Cards	7,132	170	9.48	6,164	149	9.59
Other	31,817	416	5.20	16,137	201	4.94
Total Loans	4,734,001	69,237	5.82	4,562,748	64,942	5.65

Investment securities:
Taxable	655,718	4,962	3.03	778,081	5,047	2.59
Tax-exempt (1)	657	8	4.87	663	34	20.51
Federal funds sold	—	—	—	7,533	92	4.85
Interest-bearing deposits	44,935	564	4.99	55,547	1,213	8.66
Total earning assets	5,435,311	74,771	5.47%	5,404,572	71,328	5.24%
Cash and due from banks	46,996			51,714
Other assets	386,700			359,726
Allowance for credit losses	(58,515)			(46,700)
Total assets	$5,810,492			$5,769,312

	Three Months Ended September 30,			Three Months Ended September 30,
	2024			2023
($ in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-bearing liabilities
Demand deposits	$581,517	$5,472	3.74%	$1,056,956	$6,659	2.50%
Money market and savings deposits	1,670,210	10,420	2.48	1,572,920	6,810	1.72
Brokered deposits	25,829	222	3.42	98,649	1,225	4.93
Certificates of deposit $100,000 or more	797,439	8,433	4.21	706,642	6,272	3.52
Other time deposits	431,834	4,309	3.97	285,743	2,507	3.48
Interest-bearing deposits (4)	3,506,829	28,856	3.27	3,720,910	23,473	2.50
Advances from FHLB - short-term	33,500	491	5.83	70,348	692	3.90
Advances from FHLB - long-term	50,000	625	4.97	—	—	—
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS") (4)	72,946	1,454	7.93	71,907	1,461	8.06
Total interest-bearing liabilities	3,663,275	31,426	3.41%	3,863,165	25,626	2.63%
Noninterest-bearing deposits	1,579,519			1,345,976
Accrued expenses and other liabilities	38,543			27,057
Stockholders’ equity	529,155			533,114
Total liabilities and stockholders’ equity	$5,810,492			$5,769,312

Net interest income		$43,345			$45,702

Net interest spread			2.06%			2.61%
Net interest margin			3.17%			3.35%
Cost of Funds			2.38%			1.95%
Cost of Deposits			2.26%			1.84%
Cost of Debt			6.54%			6.00%

Tax-equivalent adjustment
Loans		$80			$73
Investment securities		2			7
Total		$82			$80
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $5.0 million and $6.1 million of accretion interest on loans for the three months ended September 30, 2024 and 2023, respectively.
(4) Interest expense on deposits and borrowing includes amortization of deposit premiums and amortization of borrowing fair value adjustment. There were $287 thousand and $484 thousand of amortization of deposits premium, and $232 thousand and $232 thousand of amortization of borrowing fair value adjustment for the three months ended September 30, 2024 and 2023, respectively.

The following table presents changes in volume and rate related to interest income and interest expense for the periods indicated.

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
($ in thousands)	Volume	Due to Rate	Total
Interest income:
Loan Portfolio
Residential real estate	$3,936	$2,238	$6,174
Commercial real estate	(1,319)	641	(678)
Commercial	(425)	(1,158)	(1,583)
Consumer	(170)	293	123
State and political	16	6	22
Credit Cards	23	(2)	21
Other	204	11	215
Taxable investment securities	(941)	856	(85)
Tax-exempt investment securities	—	(26)	(26)
Fed funds sold	—	(92)	(92)
Interest-bearing deposits	(136)	(512)	(648)
Total interest income	$1,188	$2,255	$3,443

Interest-bearing liabilities:
Interest-bearing demand deposits	$(4,482)	$3,294	$(1,188)
Money market and savings deposits	605	3,005	3,610
Certificate of deposits	1,757	1,203	2,960
Advances from FHLB - Short-term	(542)	341	(201)
Advances from FHLB - Long-term	625	—	625
Subordinated debt	17	(23)	(6)
Total interest-bearing liabilities	$(2,020)	$7,820	$5,800
Net change in net interest income	$3,208	$(5,565)	$(2,357)
Fluctuations in net interest income can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
Net interest income was $43.3 million for the third quarter of 2024, compared to $45.6 million for the third quarter of 2023. The decrease was primarily due to an increase in interest on deposits of $5.4 million, a decrease in interest on deposits with other banks of $649 thousand and an increase in interest on long-term borrowings of $618 thousand. These changes were partially offset by an increase in interest and fees on loans of $4.3 million.
The Company’s NIM decreased to 3.17% for the third quarter of 2024 from 3.35% for the third quarter of 2023. Comparing the third quarter of 2024 to the third quarter of 2023, the Company’s interest-earning asset yields increased 23 basis points to 5.47% from 5.24%, while the cost of funds repriced at a faster pace resulting in an increase of 43 basis points to 2.38% from 1.95% for the same period.
Provision for Credit Losses (“PCL”) and Allowance for Credit Losses
See discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this MD&A.
Noninterest Income
Total noninterest income for the third quarter of 2024 was $7.3 million, a decrease of $7.7 million from $15.0 million for the third quarter of 2023. The decrease was primarily due to lower trust and investment fee income of $1.1 million. and a one time third quarter 2023 bargain purchase gain of $8.8 million, partially offset by $2.2 million of losses on sale of investment securities, a direct result of the merger with TCFC in the third quarter of 2023.

Noninterest Expense
Total noninterest expense of $34.1 million for the third quarter of 2024 decreased $13.0 million when compared to the third quarter of 2023 total noninterest expense of $47.2 million. The decrease in total noninterest expense from the third quarter of 2023 was primarily due to one time merger related expenses that were incurred in 2023, partially offset by an increase in expenses due to the operation of a larger branch network and employee base due to the merger with TCFC, which significantly impacted almost all expense line items. In addition, despite the increased size, the Company has prudently reduced its staff by approximately 72 FTEs since the consummation of the merger.
Income Taxes
The Company reported income tax expense of $3.8 million for the third quarter of 2024, and income tax benefit of $5.0 million for the third quarter of 2023. The effective tax rate for the third quarter of 2024 and 2023 was 25.24% and (33.89%), respectively. The third quarter 2023 tax rate was impacted by a net pre-tax loss, nondeductible merger costs, and reassessment of deferred tax assets and liabilities at an estimated effective tax rate due to an adjustment to state apportionment.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
Summary of Financial Results
The Company reported net income for the nine months ended September 30, 2024 of $30.6 million or diluted earnings per share of $0.92 compared to net income of $738 thousand or diluted earnings per share of $0.03 for the nine months ended September 30, 2023. The Company’s ROAA, Non-GAAP ROAA, ROACE and ROATCE were 0.70%, 0.91%, 7.84% and 12.83% for the nine months ended September 30, 2024, respectively, compared to 0.02%, 0.49%, 0.24% and 6.27% for the nine months ended September 30, 2023, respectively.
The increase to net income in the first nine months of 2024 compared to the same period in 2023 was primarily due to the merger with TCFC, which resulted in higher net interest income and a lower provision for credit losses, partially offset by higher noninterest expense, higher income tax expense and lower noninterest income. The increase in net interest income was impacted by higher average balances and yields earned on average earning assets, partially offset by higher average balances and rates paid on interest-bearing liabilities. The decrease in the provision for credit losses in 2024 was due to higher levels of reserves required by the Company’s CECL model related to the merger in 2023 and recognition of provision on acquired loans. Almost all noninterest expense line items in 2024 increased as a result of the merger and the expanded operations of the newly combined Company.

	Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Interest and dividend income	$218,934	$142,943	$75,991	53.16%
Interest expenses	92,396	49,161	43,235	87.95%
Net interest income	126,538	93,782	32,756	34.93%
Provision for credit losses	3,958	30,056	(26,098)	(86.83)%
Noninterest income	22,294	25,613	(3,319)	(12.96)%
Noninterest expenses	104,311	89,661	14,650	16.34%
Income (loss) before income taxes	40,563	(322)	40,885	NM
Income tax expense (benefit)	9,956	(1,060)	11,016	NM
Net income	$30,607	$738	$29,869	NM
Net Interest Income
As shown in the table below, tax-equivalent net interest income increased $32.8 million to $126.8 million for the nine months ended September 30, 2024, compared to $94.0 million for the nine months ended September 30, 2023. The increase in net interest income when compared to the prior period was primarily due to the increase in the average balance of loans of $1.40 billion, or 42.3%. The increase in interest income was partially offset by increased total interest expense of $43.2 million, or 87.9%, primarily due to increases in the cost of funds and in the average balance of interest-bearing deposits of $1.02 billion, or 38.1%, and an increase in net accretion interest of $5.5 million. All of the noted increases were significantly impacted by the merger.

	Nine Months Ended September 30,
($ in thousands)	2024	2023	$ Change	% Change
Interest and dividend income
Loans, including fees	$202,203	$128,424	$73,779	57.45%
Interest and dividends on investment securities	14,629	12,973	1,656	12.76%
Interest on deposits with banks	2,102	1,546	556	35.96%
Total Interest and Dividend Income	$218,934	$142,943	$75,991	53.16%

Interest Expenses
Deposits	$84,938	$40,668	$44,270	108.86%
Short-term borrowings	2,131	5,501	(3,370)	(61.26)%
Long-term debt	5,327	2,992	2,335	78.04%
Total Interest Expenses	$92,396	$49,161	$43,235	87.95%

Taxable-equivalent adjustment	$242	$172	$70	40.70%

Tax Equivalent Net Interest Income	$126,780	$93,954	$32,826	34.94%

Average Balances and Yields
The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
($ in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets
Loans (1), (2), (3)
Consumer real estate	$1,387,387	$58,493	5.63%	$990,970	$35,929	4.85%
Commercial real estate	2,736,941	117,832	5.75%	1,806,983	71,328	5.28%
Commercial	215,788	11,755	7.28%	171,702	9,312	7.25%
Consumer	325,935	12,843	5.26%	318,066	11,440	4.81%
State and political	1,896	78	5.50%	936	27	3.86%
Credit Cards	7,654	539	9.41%	2,077	149	9.59%
Other	23,093	900	5.21%	11,192	400	4.78%
Total Loans	4,698,694	202,440	5.76%	3,301,926	128,585	5.21%

Investment securities:
Taxable	671,875	14,611	2.90	692,718	12,840	2.47
Tax-exempt (1)	658	23	4.66	664	52	10.44
Federal funds sold	—	—	—	2,539	92	4.84
Interest-bearing deposits	56,486	2,102	4.97	27,750	1,546	7.45
Total earning assets	5,427,713	219,176	5.39%	4,025,597	143,115	4.75%
Cash and due from banks	47,211			36,831
Other assets	391,106			271,721
Allowance for credit losses	(57,877)			(35,206)
Total assets	$5,808,153			$4,298,943

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
($ in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-bearing liabilities
Demand deposits	$800,258	17,384	2.90%	$813,834	13,808	2.27%
Money market and savings deposits	1,676,457	30,871	2.46	1,163,595	11,709	1.35
Brokered deposits	16,642	567	4.55	33,244	1,225	4.93
Certificates of deposit $100,000 or more	774,112	23,689	4.09	421,852	9,685	3.07
Other time deposits	422,212	12,427	3.93	239,834	4,241	2.36
Interest-bearing deposits (4)	3,689,681	84,938	3.07	2,672,359	40,668	2.03
Securities sold under retail repurchase agreements and federal funds purchased	—	—	—	—	—	—
Advances from FHLB - short-term	50,288	2,131	5.66	148,546	5,501	4.95
Advances from FHLB - long-term	26,825	971	4.84	—	—	—
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures ("TRUPS") (4)	72,682	4,356	8.01	52,839	2,992	7.57
Total interest-bearing liabilities	3,839,476	92,396	3.21%	2,873,744	49,161	2.29%
Noninterest-bearing deposits	1,408,270			983,325
Accrued expenses and other liabilities	38,843			22,073
Stockholders’ equity	521,564			419,801
Total liabilities and stockholders’ equity	$5,808,153			$4,298,943

Net interest income		$126,780			$93,954

Net interest spread			2.18%			2.46%
Net interest margin			3.12%			3.12%
Cost of Funds			2.35%			1.70%
Cost of Deposits			2.23%			1.49%
Cost of Debt			6.65%			5.64%

Tax-equivalent adjustment
Loans		$237			$161
Investment securities		5			11
Total		$242			$172
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $13.7 million and $7.0 million of accretion interest on loans for the nine months ended September 30, 2024 and 2023, respectively.
(4) Interest expense on deposits and borrowing includes amortization of deposit premiums and amortization of borrowing fair value adjustment. There were $1.1 million and $308 thousand of amortization of deposits premium, and $695 thousand and $325 thousand of amortization of borrowing fair value adjustment for the nine months ended September 30, 2024 and 2023, respectively.

The following table presents changes in volume and rate related to interest income and interest expense for the periods indicated.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
($ in thousands)	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Residential real estate	$16,777	$5,787	$22,564
Commercial real estate	40,146	6,358	46,504
Commercial	2,404	39	2,443
Consumer	331	1,072	1,403
State and political	40	11	51
Credit Cards	393	(3)	390
Other	464	36	500
Taxable investment securities	(463)	2,234	1,771
Tax-exempt investment securities	—	(29)	(29)
Fed funds sold	—	(92)	(92)
Interest-bearing deposits	1,071	(515)	556
Total interest income	$61,163	$14,898	$76,061

Interest-bearing liabilities:
Interest-bearing demand deposits	(263)	3,838	3,575
Money market and savings deposits	9,493	9,669	19,162
Certificate of deposits	15,586	5,946	21,532
Advances from FHLB - Short-term	(4,159)	790	(3,369)
Advances from FHLB - Long-term	971	—	971
Subordinated debt	1,190	174	1,364
Total interest-bearing liabilities	$22,818	$20,417	$43,235
Net change in net interest income	$38,345	$(5,519)	$32,826
The Company’s net interest margin remained flat at 3.12% for the nine months ended September 30, 2024 as compared to the same period in 2023, as more rapid increases in rates on interest-bearing liabilities were offset by lower increases in interest-earning asset yields and larger balances in noninterest-bearing deposits. The increases in the average balance and rates paid on interest-bearing deposits of $1.02 billion and 104 bps, respectively, were partially offset by increases in the average balance and yields earned on average earning assets of $1.40 billion and 64 bps, respectively. Additionally, margins were positively impacted as average balances of noninterest-bearing deposits increased $424.9 million, or 43.2%, from 25.9% of average funding for the nine months ended September 30, 2023 to 27.2% of average funding for the nine months ended September 30, 2024. Net accretion income impacted net interest margin by 29 bps and 21 bps for the nine months ended September 30, 2024 and 2023, respectively. Until the balance sheet restructuring in the third quarter of 2023, the net interest margin experienced compression due to the Company’s liability sensitive position, deposit rate pressures and significantly higher FHLB borrowing rates.

Provision for Credit Losses and Allowance for Credit Losses
See discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this MD&A.
Noninterest Income
Total noninterest income of $22.3 for the nine months ended September 30, 2024 decreased $3.3 million, or 13.0%, when compared to the same period in 2023. The decrease was primarily due to lower trust and investment fee income of $1.1 million. The decrease was affected by one-time bargain purchase income of $8.8 million and $2.2 million of losses on sale of investment securities in the third quarter 2023, both a direct result of the merger with TCFC in the third quarter of 2023.
Noninterest Expense
Total noninterest expense of $104.3 for the nine months ended September 30, 2024 increased $14.6 million, or 16.3%, when compared to the same period in 2023. Almost all noninterest expense line items increased as a result of the merger with TCFC and the expanded operations of the newly combined Company and $4.7 million of credit card related fraud losses. There were no merger-related expenses for the nine months ended September 30, 2024, compared to $16.8 million for the nine months ended September 30, 2023. The Company continues to focus on streamlining processes to unlock operational efficiencies and reduce overall noninterest expenses.
Income Taxes
The Company reported income tax expense of $10.0 million for the nine months ended September 30, 2024, and income tax benefit of $1.1 million for the nine months ended September 30, 2023. The effective tax rate was 24.54% for the nine months ended September 30, 2024, and (329.12)% for the nine months ended September 30, 2023. The 2023 effective tax rate was impacted by nondeductible merger costs incurred.

ANALYSIS OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $5.92 billion at September 30, 2024, a decrease of $93.2 million, or 1.6%, when compared to $6.01 billion at December 31, 2023. The aggregate decrease was primarily due to decreases in cash and cash equivalents of $188.8 million and investment securities held to maturity (“HTM”) of $28.6 million partially offset by an increase in investment securities available for sale (“AFS”) of $22.8 million and loans held for investment of $92.9 million. The ratios of the ACL on loans to total loans were 1.24% and 1.24% at September 30, 2024 and December 31, 2023, respectively.
Cash and Cash Equivalents
Cash and cash equivalents totaled $183.6 million at September 30, 2024, compared to $372.4 million at December 31, 2023. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities
The investment portfolio includes debt and equity securities. Securities are classified as either AFS or HTM. AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At September 30, 2024, 21.6% of the portfolio of debt securities was classified as AFS and 78.4% was classified as HTM, compared to 17.7% and 82.3% respectively, at December 31, 2023. See Note 3 – “Investment Securities”, in the Notes to Consolidated Financial Statements for additional details on the composition of our investment portfolio.
Investment securities, including restricted stock and equity securities, totaled $644.2 million at September 30, 2024, a $3.2 million, or 0.5%, decrease compared to $647.4 million at December 31, 2023.
At September 30, 2024, AFS securities, carried at fair value, totaled $133.3 million compared to $110.5 million at December 31, 2023. At September 30, 2024, AFS securities consisted of 79.7% mortgage-backed, 15.5% U.S. Government agencies and 4.8% corporate bonds, compared to 76.0%, 18.5% and 5.5%, respectively, at year-end 2023. At September 30, 2024, the accumulated other comprehensive loss was $5.5 million, compared to $7.5 million at December 31, 2023.
At September 30, 2024, HTM securities, carried at amortized cost, totaled $484.7 million compared to $513.3 million at December 31, 2023. At September 30, 2024, HTM securities consisted of 70.1% mortgage-backed, 27.4% U.S. Government agencies, 2.2% other debt securities, and 0.3% states and political subdivisions, compared to 69.7%, 27.9%, 2.0% and 0.3%, respectively, at year-end 2023.
At September 30, 2024 and December 31, 2023, 97.0% and 97.1%, respectively, of the Bank’s carrying value of its investment portfolio consisted of securities issued or guaranteed by U.S. Government agencies or government-sponsored agencies.
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at September 30, 2024 or December 31, 2023. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being sub-debt of other banks.

The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of September 30, 2024.

	September 30, 2024
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agencies	$132,870	$—	$—	$—	$—	$—	$132,870
Mortgage-backed-residential	339,848	—	—	—	—	—	339,848
States and political subdivisions	—	1,466	—	—	—	—	1,466
Other debt securities	—	—	4,000	4,000	500	2,000	10,500
Total held-to maturity securities	$472,718	$1,466	$4,000	$4,000	$500	$2,000	$484,684
The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of December 31, 2023.

	December 31, 2023
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agencies	$140,761	$—	$—	$—	$—	$2,681	$143,442
Mortgage-backed securities	357,870	—	—	—	—	—	357,870
Obligations of states and political subdivisions	—	1,470	—	—	—	—	1,470
Other debt securities	—	—	4,000	4,000	500	2,000	10,500
Total held-to-maturity securities	$498,631	$1,470	$4,000	$4,000	$500	$4,681	$513,282
Loans
Loans Held for Sale
The Bank originates residential mortgage loans for sale on the secondary market, which are recorded at fair value. At September 30, 2024 and December 31, 2023, the fair value of loans held for sale amounted to $26.9 million and $8.8 million, respectively. The Bank makes certain representations to purchasers in the sale of the mortgage loans related to loan ownership, loan compliance and legality, and accurate documentation. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, the Bank may be required to repurchase the loan or indemnify the purchaser.
Loans Held for Investment
The following table summarizes the Company’s loan portfolio at September 30, 2024 and December 31, 2023.

($ in thousands)	September 30, 2024	%	December 31, 2023	%	$ Change	% Change
Construction	$337,113	7.12%	$299,000	6.40%	$38,113	12.75%
Residential real estate	1,570,998	33.19%	1,490,438	32.10%	80,560	5.41%
Commercial real estate	2,276,381	48.09%	2,286,154	49.30%	(9,773)	(0.43)%
Commercial	225,083	4.75%	229,939	5.00%	(4,856)	(2.11)%
Consumer	317,149	6.70%	328,896	7.10%	(11,747)	(3.57)%
Credit Cards	7,185	0.15%	6,583	0.10%	602	9.14%
Total loans	4,733,909	100.00%	4,641,010	100.00%	92,899	2.00%
Allowance for credit losses on loans	(58,669)		(57,351)		(1,318)	2.30%
Total loans, net	$4,675,240		$4,583,659		$91,581	2.00%
Our loan portfolio has a CRE concentration, which is generally defined as a combination of certain construction and CRE loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential CRE concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied CRE loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied CRE loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios, and may be required to hold higher levels of capital. The Bank has a concentration in CRE loans, and has experienced significant growth in its CRE portfolio in recent years and was further impacted with its acquisition of CBTC in the third quarter of 2023. Non-owner occupied CRE loans as an amount and as a percentage of the Bank’s Tier 1 Capital + ACL at September 30, 2024 and December 31, 2023 were $2.07 billion or 364.0% and $2.02 billion or 382.6%, respectively. Construction loans as an amount and as a percentage of the Bank’s Tier 1 Capital + ACL at September 30, 2024 and December 31, 2023 were $337.1 million or 59.3% and $299.0 million or 56.7%, respectively.
The CRE portfolio (including construction) has increased significantly in the past two years. Management has extensive experience in CRE lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its CRE portfolio. Monitoring practices include stress testing analysis to evaluate changes in collateral values and to cash flows from interest rate increases and declines in net operating income. We may be required to maintain higher levels of capital as a result of our CRE concentrations, which could require us to obtain additional capital or to sell/participate portions of loans, which may adversely affect stockholder returns.
Non-Owner Occupied CRE Loans

	September 30, 2024
($ in thousands)	Amount	Average Loan Size	% of Non-Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan Type:
Retail	$432,222	$2,349	20.9%	9.1%
Office/Office Condo	369,475	1,546	17.9%	7.8%
Multi-Family (5+ Units)	266,804	2,242	12.9%	5.6%
Motel/Hotel	212,890	4,174	10.3%	4.5%
Industrial/Warehouse	224,641	1,582	10.9%	4.7%
Commercial - Improved	166,815	1,264	8.1%	3.5%
Other (1)	395,276	512	19.1%	8.3%
Total non-owner occupied CRE loans (2)	$2,068,123	$1,262	100.0%	43.5%
Total Portfolio loans, gross (3)	$4,733,909
____________________________________
(1)Other non-owner occupied CRE loans include 1-4 family dwelling loans of $116.9 million, lot/land loans of $94.3 million, self-storage loans of $84.2 million and other loans of $99.7 million.
(2)The balances for our non-owner occupied CRE portfolio as of September 30, 2024, as presented in this table, coincide with our internal evaluation of risk for the purpose of monitoring loan concentrations in accordance with internal and regulatory guidelines. Within the non-owner occupied balances presented in this table, the Company has included certain loans secured by multi-family residential properties and other investor owned 1-4 family residential properties that are reported in the residential real estate caption in other areas of this report. As such, the total balance of loans presented in this table when added to the balance of the table presented below detailing owner occupied CRE may not reconcile to the CRE caption included in other tables and footnotes.
(3)Excludes loans held for sale of $26.9 million.
Owner Occupied CRE Loans

	September 30, 2024
($ in thousands)	Amount	Average Loan Size	% of Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan Type:
Office/Office Condo	$139,901	$530	18.7%	3.0%
Industrial/Warehouse	106,811	668	14.3%	2.3%
Church	69,480	926	9.3%	1.5%
Retail	61,458	580	8.2%	1.3%
Commercial - Improved	165,806	958	22.2%	3.5%
Other(1)	203,043	1,216	27.2%	4.3%
Total owner occupied CRE loans	$746,499	$790	100.0%	15.9%
Total Portfolio loans, gross (2)	$4,733,909
____________________________________
(1)Other owner occupied CRE loans include marine/boat slips of $59.1 million, restaurant loans of $58.7 million, fire/CMS building loans of $41.0 million and other loans of $44.4 million.
(2)Excludes loans held for sale of $26.9 million.

Office CRE Portfolio
The Bank's office CRE loan portfolio, which includes owner occupied and non-owner occupied CRE loans, was $509.4 million or 10.8% of total loans of $4.73 billion at September 30, 2024. The Bank’s office CRE loan portfolio included $140.9 million or 27.7% of the total with medical tenants and $71.8 million or 14.1% of the total with government or government contractor tenants. There were 503 loans in the office CRE portfolio with an average and median loan size of $1.0 million and $380 thousand, respectively. Loan to Value (“LTV”) estimates are less than 50% for $177.8 million or 34.9% of the office CRE portfolio and greater than 80% for $18.4 million or 3.6% of the office CRE portfolio. LTV collateral values are based on the most recent appraisal, which varies from the initial loan boarding to interim credit reviews. LTV estimates for the office CRE portfolio are summarized below and LTV collateral values are based on the most recent appraisal, which may vary from the appraised value at loan origination.

LTV Range ($ in thousands)	Loan Count	Loan Balance	% of Total CRE
Less than or equal to 50%	258	$177,771	35%
50%-60%	69	118,547	23%
60%-70%	80	111,951	22%
70%-80%	73	82,674	16%
Greater than 80%	23	18,433	4%
Grand Total	503	$509,376	100%
The Bank had 18 office CRE loans totaling $164.6 million that were greater than $5.0 million at September 30, 2024, compared to 24 office CRE loans totaling $189.8 million at December 31, 2023. The decrease in this portfolio segment was the result of normal amortization and two large loan payoffs in the second quarter. For the office CRE portfolio, at September 30, 2024, the average loan debt-service coverage ratio was 2.5x and average LTV was 50.0%. Of the office CRE portfolio balance, 73% is secured by properties in rural or suburban areas with limited exposure to metropolitan cities and 97% are secured by properties with five stories or less. Of the office CRE loans, $4.5 million will mature and $1.2 million will reprice prior to December 31, 2024. Of the office CRE loans, $2.0 million are special mention or substandard.

The following table summarizes asset quality information and ratios at September 30, 2024 and December 31, 2023.

($ in thousands)	September 30, 2024	December 31, 2023
ASSET QUALITY
Total portfolio loans	$4,733,909	$4,641,010
Classified Assets (1)	23,283	14,851
Allowance for credit losses on loans	(58,669)	(57,351)

Past due loans - 30 to 89 days	8,963	10,853
Accruing past due loans >= 90 days	454	738
Total past due (delinquency) loans	9,417	11,591

Non-accrual loans	14,844	12,784
Accruing borrowers experiencing financial difficulty ("BEFD") modifications (2)	—	153
Other real estate owned (“OREO”) and repossessed assets	485	179
Non-accrual loans, OREO, repossessed assets and BEFD modifications	15,329	13,116

ASSET QUALITY RATIOS
Classified assets to total assets (1)	0.39%	0.25%
Classified assets to risk-based capital (1)	4.02%	2.75%
Allowance for credit losses on loans to total portfolio loans	1.24%	1.24%
Allowance for credit losses on loans to non-accrual loans	395.24%	448.62%
Past due loans - 30 to 89 days to total portfolio loans	0.19%	0.23%
Past due loans >=90 days and non-accrual to total loans	0.32%	0.29%
Total past due (delinquency) and non-accrual to total portfolio loans	0.51%	0.53%
Non-accrual loans to total portfolio loans	0.31%	0.28%
Non-accrual loans and BEFD modifications to total loans	0.31%	0.28%
Non-accrual loans OREO and repossessed assets to total assets	0.26%	0.22%
Non-accrual loans OREO and repossessed assets to total portfolio loans, OREO and repossessed assets	0.32%	0.28%
Non-accrual loans, OREO, repossessed assets and BEFD modifications to total assets	0.26%	0.22%
____________________________________
(1)Classified assets are substandard loans and OREO and other repossessed assets. Classified assets do not include special mention loans.
(2)BEFD modification loans include both non-accrual and accruing performing loans. All BEFD modification loans are included in the calculation of asset quality financial ratios. Non-accrual BEFD modification loans are included in the non-accrual balance and accruing BEFD modification loans are included in the accruing BEFD modification balance.
Allowance for Credit Losses on Loans
The ACL was $58.7 million at September 30, 2024, $57.4 million at December 31, 2023 and $57.1 million at September 30, 2023. There were net charge-offs of $1.4 million for the three months ended September 30, 2024, compared to net charge-offs of $1.4 million for the three months ended September 30, 2023. There were net charge-offs of $3.0 million for the nine months ended September 30, 2024, compared to net charge-offs of $1.5 million for the nine months ended September 30, 2023. The ratio of annualized net charge-offs to average loans was 0.12% for the three months ended September 30, 2024, compared to annualized net charge-offs of 0.13% for the three months ended September 30, 2023. The ratio of annualized net charge-offs to average loans was 0.09% for the nine months ended September 30, 2024, compared to annualized net charge-offs of 0.06% for the nine months ended September 30, 2023.
Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to maintain overall credit quality. The ACL as a percentage of period-end loans was 1.24% at September 30, 2024 and 1.23% at December 31, 2023.

The following tables present a summary of the net charge-off activity in the ACL at or for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended
	September 30, 2024			September 30, 2023
($ in thousands)	Net (Charge-offs) Recoveries	Average Balance (1)	%	Net (Charge-offs) Recoveries	Average Balance (1)	%
Construction	$1	$333,912	—%	$3	$398,341	—%
Residential real estate	1	1,553,456	—%	3	1,425,729	—%
Commercial real estate	—	2,273,344	—%	(1,327)	2,389,138	0.22%
Commercial	(153)	222,986	0.27%	2	776	(1.03)%
Consumer	(927)	318,449	1.16%	(70)	330,929	0.08%
Credit cards	(210)	3,336	25.04%	(60)	6,223	—%
	$(1,288)	$4,705,483	0.11%	$(1,449)	$4,551,136	0.13%
Allowance for credit losses	—	(58,669)	—%	—	(28,730)	—%
Total net charge-off and average loans	$(1,288)	$4,646,814	0.11%	$(1,449)	$4,522,406	0.13%
____________________________________
(1)Excludes loans held for sale.

	Nine Months Ended
	September 30, 2024			September 30, 2023
($ in thousands)	Net (Charge-offs) Recoveries	Average Balance (1)	%	Net (Charge-offs) Recoveries	Average Balance (1)	%
Construction	$(5)	$314,191	—%	$10	$292,430	—%
Residential real estate	4	1,533,716	—%	37	1,056,892	—%
Commercial real estate	—	2,277,971	—%	(1,327)	1,528,869	0.12%
Commercial	(173)	227,037	0.10%	10	93,925	(0.01)%
Consumer	(2,169)	322,996	0.90%	(189)	319,699	0.08%
Credit cards	(396)	3,228	16.39%	(60)	2,075	—%
	$(2,739)	$4,679,139	0.08%	$(1,519)	$3,293,890	0.06%
Allowance for credit losses	—	(58,669)	—%	—	(57,051)	—%
Total net charge-off and average loans	$(2,739)	$4,620,470	0.08%	$(1,519)	$3,236,839	0.06%
____________________________________
(1)Excludes loans held for sale.

Nonperforming Assets
Classified assets increased $8.4 million to $23.3 million or 0.39% of total assets at September 30, 2024 from $14.9 million or 0.25% of total assets at December 31, 2023. Classified assets are substandard loans, repossessed assets and OREO. The increase was primarily due to increases in OREO and repossessed assets of $0.3 million and $8.1 million in substandard loans.
As shown in the following table, nonperforming assets were $15.8 million or 0.27% of total assets at September 30, 2024 compared to $13.7 million or 0.23% of total assets at December 31, 2023. The balance of nonperforming assets decreased primarily due to decreases in total loans 90 days or more past due of $0.3 million and repossessed assets and OREO of $0.3 million, partially offset by an increase in nonaccrual loans of $2.1 million.
The following table summarizes our nonperforming assets at September 30, 2024 and December 31, 2023.

($ in thousands)	September 30, 2024	December 31, 2023
Nonperforming assets
Nonaccrual loans	$14,844	$12,784
Total loans 90 days or more past due and still accruing	454	738
Other real estate owned and repossessed assets	485	179
Total nonperforming assets	$15,783	$13,701

As a percent of total loans:
Nonaccrual loans	0.31%	0.28%

As a percent of total loans, other real estate owned and repossessed assets:
Nonperforming assets	0.33%	0.30%

As a percent of total assets:
Nonaccrual loans	0.25%	0.21%
Nonperforming assets	0.27%	0.23%

Deposits
The following is a breakdown of the Company’s deposit portfolio at September 30, 2024 and December 31, 2023:

($ in thousands)	September 30, 2024		December 31, 2023
	Balance	%	Balance	%	$ Change	% Change
Noninterest-bearing demand	$1,571,393	30.07%	$1,258,037	23.36%	$313,356	24.91%
Interest-bearing:
Demand	751,533	14.38%	1,165,546	21.64%	(414,013)	(35.52)%
Money market deposits	1,297,237	24.82%	1,430,603	26.56%	(133,366)	(9.32)%
Savings	336,903	6.45%	347,324	6.45%	(10,421)	(3.00)%
Certificates of deposit	1,268,657	24.28%	1,184,610	21.99%	84,047	7.09%
Total interest-bearing	3,654,330	69.93%	4,128,083	76.64%	(473,753)	(11.48)%

Total Deposits	$5,225,723	100.00%	$5,386,120	100.00%	$(160,397)	(2.98)%
Total deposits decreased $160.4 million, or 3.0%, to $5.23 billion at September 30, 2024 when compared to December 31, 2023. The decrease in total deposits was primarily due to a decrease in demand deposits of $414.0 million, and money market and savings of $143.8 million. The decrease in deposits is attributable to seasonal municipal runoff and a decrease in interest rate-sensitive cannabis-related deposits. The increase in noninterest-bearing deposits was significantly impacted by a transfer of $399.4 million of demand deposits which carried an average rate of four bps during the second quarter of 2024.
Total estimated uninsured deposits were $895.9 million or 17.1% of total deposits at September 30, 2024 and $1.05 billion or 19.5% of total deposits at December 31, 2023. At September 30, 2024, there were $127.4 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank's uninsured deposits, excluding the market value of pledged collateral, at September 30, 2024 were $768.6 million or 14.7% of total deposits. Reciprocal deposits were $1.29 billion at September 30, 2024 compared to $1.29 billion at December 31, 2023. Reciprocal deposits as a percentage of the Bank’s liabilities at September 30, 2024 and December 31, 2023 were 24.3% and 23.8%, respectively.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At September 30, 2024, the Bank had three local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $477.3 million, which represented 9.1% of total deposits of $5.23 billion. At December 31, 2023, there were four customer deposit relationships that exceeded 2% of total deposits, totaling $598.5 million, which represented 11.1% of total deposits of $5.40 billion.
Wholesale Funding - Short-Term Borrowings and Brokered Deposits
The Company had no short-term borrowings at September 30, 2024 and December 31, 2023. Short-term advances are defined as those with original maturities of one year or less. At September 30, 2024 and December 31, 2023, the Company had no securities sold under agreements to repurchase or overnight borrowings from correspondent banks.
The Company’s wholesale funding increased $5.5 million, which includes FHLB advances and brokered deposits, from $44.5 million in brokered deposits at December 31, 2023 to $50.0 million in FHLB advances at September 30, 2024.

Long-Term Debt
The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. There were long-term borrowings from the FHLB outstanding at September 30, 2024 of $50.0 million and zero at December 31, 2023. This increase was due to a purchase of $50 million in FHLB advances for 18-months at 4.79% which was lower than short-term FHLB advances of 5.57%. These advances have the option to be called by FHLB at any time and mature on November 7, 2025.
On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% of Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.
As a result of the merger with Severn Bancorp, Inc., effective October 31, 2021, the Company acquired Junior Subordinated Debt Securities due in 2035 which had an outstanding principal balance of $20.6 million. The debt balances of $18.7 million at September 30, 2024 and $18.6 million at December 31, 2023 were presented net of fair value adjustments of $1.9 million and $2.0 million, respectively.
Additionally, as a result of the TCFC merger, the Company acquired Junior Subordinated Debt Securities which had an outstanding principal balance of $12.4 million. The debt balance of $11.0 million at September 30, 2024 was presented net of a fair value adjustment of $1.3 million. In addition, the Company acquired 4.75% fixed-to-floating rate subordinated notes with a carrying value of $19.5 million at September 30, 2024. The notes aggregate balance of $18.8 million at September 30, 2024 was presented net of fair value adjustment of $700 thousand.
Stockholders’ Equity

($ in thousands, except per share amounts)	September 30, 2024	December 31, 2023	$ Change	% Change
Common Stock at par of $0.01	$333	$332	$1	0.30%
Additional paid in capital	357,580	356,007	1,573	0.44%
Retained earnings	180,884	162,290	18,594	11.46%
Accumulated other comprehensive loss	(5,526)	(7,494)	1,968	(26.26)%
Total Stockholders' Equity	$533,271	$511,135	$22,136	4.33%
Total stockholders’ equity increased $22.1 million, or 4.33%, to $533.3 million at September 30, 2024 when compared to December 31, 2023, primarily due to $30.6 million of net income, partially offset by dividends paid of $12.0 million.

Liquidity and Capital Resources
Liquidity is our ability to meet cash demands as they arise. Cash needs may come from loan demand, deposit withdrawals or acquisition opportunities. Potential obligations, resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers, are other factors affecting our liquidity needs. Many of these obligations and commitments are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.
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
We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the Consolidated Statements of Cash Flows, the net decrease in cash and cash equivalents was $188.8 million for the first nine months of 2024 compared to an increase of $53.2 million for the first nine months of 2023. The decrease in cash and cash equivalents in the first nine months of 2024 was mainly due to the decrease of $474.8 million in interest-bearing deposits, partially offset by an increase of $313.4 million in noninterest-bearing deposits.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. At September 30, 2024, the Bank had approximately $1.12 billion of available liquidity including: $183.6 million in cash and cash equivalents, $321.2 million in unpledged securities, $742.4 million in secured borrowing capacity at the FHLB of Atlanta offset by FHLB advances and letter of credit of $50.0 million and $81.1 million, respectively. The Bank has arrangements with other correspondent banks whereby it has $95.0 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. Through the FHLB of Atlanta, the Bank had available lendable collateral of approximately $742.4 million and $745.1 million at September 30, 2024 and December 31, 2023, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB of Atlanta.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 12.50%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank was deemed “well capitalized” under applicable regulatory capital requirements at September 30, 2024.

The Bank and Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well capitalized” for purposes of the prompt corrective action regulations. The following tables present the applicable capital ratios for the Company and the Bank as of September 30, 2024 and December 31, 2023.

September 30, 2024	Tier 1 leverage ratio	Common Equity Tier 1 ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Shore Bancshares, Inc.	8.31%	9.27%	9.89%	12.04%
Shore United Bank	8.90%	10.60%	10.60%	11.84%

December 31, 2023	Tier 1 leverage ratio	Common Equity Tier 1 ratio	Tier 1 risk-based capital ratio	Total risk-based capital ratio
Shore Bancshares, Inc.	7.75%	8.69%	9.32%	11.49%
Shore United Bank	8.33%	10.02%	10.02%	11.27%
On October 30, 2024, the Company announced that its Board of Directors declared a cash dividend of $0.12 per share, payable on November 29, 2024, to holders of record of shares of common stock as of November 12, 2024.
For information on risks relating to liquidity, see Item 1A. “Risk Factors - Liquidity Risk,” as presented in the Company's 2023 Annual Report.
The Company provides banking services to customers who do business in the cannabis industry. While the Company is providing banking services to customers that are engaged in the growing, processing, and sales of cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate Federal laws. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally-insured financial institution being subject to such aiding and abetting liability, the strict enforcement of Federal laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the Federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s Consolidated Financial Statements if the Federal government takes actions against the Company. As of September 30, 2024, the Company had not accrued an amount for the potential impact of any such actions.
Following is a summary of the level of business activities with our cannabis industry customers:
•Deposit and loan balances at September 30, 2024 were approximately $134.0 million, or 2.6% of total deposits, and $75.1 million, or 1.6% of total gross loans, respectively.
•Interest income and noninterest income for the nine months ended September 30, 2024, were approximately $2.9 million and $813 thousand, respectively.

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

($ in thousands, except per share amounts)	September 30, 2024	December 31, 2023	September 30, 2023
Total assets	$5,917,704	$6,010,918	$5,705,372
Less: intangible assets
Goodwill	63,266	63,266	63,266
Core deposit intangibles	40,609	48,090	50,685
Total intangible assets	103,875	111,356	113,951
Tangible assets	$5,813,829	$5,899,562	$5,591,421

Total common equity	$533,271	$511,135	$501,578
Less: intangible assets	103,875	111,356	113,951
Tangible common equity	$429,396	$399,779	$387,627

Common shares outstanding at end of period	33,326,772	33,161,532	19,907,290

Common equity to assets	9.01%	8.50%	8.79%
Tangible common equity to tangible assets	7.39%	6.78%	6.93%

Common book value per share	$16.00	$15.41	$25.20
Tangible common book value per share	$12.88	$12.06	$19.47

Return on Average Common Equity (“ROACE”)
The ROACE is a financial ratio that measures the profitability of a company in relation to the average stockholders' equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average stockholders' equity for a specific period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023

Net income (loss) (as reported)	$11,189	$(9,737)	$30,607	$738

ROACE	8.41%	(7.25)%	7.84%	0.24%

Average Equity	$529,155	$533,114	$521,564	$419,801
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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023

Net income (loss) (as reported)	$11,189	$(9,737)	$30,607	$738
Merger and acquisition costs (net of tax)(1)	—	9,828	—	12,398
Core deposit intangible amortization (net of tax)(1)	1,746	1,741	5,646	2,597
Net earnings applicable to common stockholders	$12,935	$1,832	$36,253	$15,733

ROATCE	12.14%	1.74%	11.70%	6.27%

Average equity	$529,155	$533,114	$521,564	$419,801
Less: Average goodwill and core deposit intangible	(105,136)	(115,604)	(107,623)	(84,300)
Average Tangible Common Equity	$424,019	$417,510	$413,941	$335,501
____________________________________
(1)The Bank utilized a tax rate of 26% for the nine months ended September 30, 2023. The Company’s effective tax rate was (329.12)% for the nine months ended September 30, 2023, and was impacted by nondeductible merger related costs incurred.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk.
Our primary market risk is interest rate fluctuation, and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Part II, Item 7A of the 2023 Annual Report under the caption “Quantitative and Qualitative Disclosures About Market Risk”. Management recognizes that recent changes in interest rates have had an impact on the Company’s market risk. The procedures used to evaluate and mitigate these risks remain unchanged, and we continue to monitor our actual and simulated sensitivity positions since December 31, 2023.
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
An evaluation of the effectiveness of these disclosure controls and procedures as of September 30, 2024 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at September 30, 2024 due to the material weakness in the Company’s internal control over financial reporting described below.
Material Weaknesses in Internal Control Over Financial Reporting
Management assessed the Company’s system of internal control over financial reporting as of September 30, 2024. This assessment was conducted based on the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission “Internal Control – Integrated Framework (2013).” Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024 due to the material weaknesses identified below.
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
Management previously disclosed a material weakness caused by improperly designed preventative controls and insufficient monitoring controls of the online credit card account opening process, which resulted in a material fraud loss, as discussed in Part I, Item 4 of the Company’s Form 10-Q for the quarter ended March 31, 2024. As described below, management expects the remediation of the online credit card account opening material weakness will be completed prior to the end of 2024.
Management previously disclosed a material weakness associated with ineffective input review controls relating to specific aspects of the Company’s ACL model discussed in Part II, Item 9A of the 2023 Annual Report. As described below, management continues to follow its remediation plan with respect to the review of controls related to the allowance for credit losses and expects the material weakness will be fully remediated by the end of 2024.
Remediation Plan to Address the Material Weaknesses
In response to the material weaknesses identified above, the Company is in the process of implementing changes to its internal control over financial reporting, with oversight of the Audit Committee.
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

The Company reviewed all accounts opened on or after February 1, 2024, and closed those deemed to be fraudulent including all accounts/cards opened on or after March 28, 2024, to ensure no additional loss to the Bank. The Company is evaluating whether to sell and exit the credit card issuer program. We expect that the remediation of the online credit card account opening material weakness will be completed prior to the end of 2024.
Specifically in relation to the allowance for credit losses, management has continued to follow the remediation plan outlined in the 2023 Annual Report. According to the plan management compiled a detailed inventory of significant inputs to the allowance for credit losses calculation and, reevaluating the relevant SOX control design and operation to ensure all significant inputs to the allowance for credit losses calculation are recorded timely and accurately. In addition, management also conducted a detailed data audit to ensure the completeness and accuracy of select inputs to the allowance for credit losses calculation. We expect that the allowance for credit losses material weakness will be fully remediated by the end of 2024.
Management will consider the material weaknesses remediated once the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Except as described above, there were no additional changes in the Company’s internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the third quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
There were no repurchases or unregistered sales of the Company’s common stock, par value $0.01 per share, during the quarter-to-date period ended September 30, 2024.
Item 3 – Defaults Upon Senior Securities
None.
Item 4 – Mine Safety Disclosures
Not applicable.
Item 5 – Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

3.2	Second Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed August 9, 2024).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed March 15, 2024).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010).
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
101	Inline Interactive Data File.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: November 7, 2024	By:	/s/ James M. Burke
James M. Burke
President & Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Todd L. Capitani
Todd L. Capitani
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)