Form 10-K
period 2024-12-31
SHORE BANCSHARES INC
filed 2025-03-10
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 0-22345
SHORE BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Maryland	52-1974638
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 E. Dover Street, Easton, Maryland	21601
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (410) 763-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common stock, $0.01 par value per share	SHBI	The NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of $11.45 per share: $275.6 million.
The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 33,352,164 as of March 6, 2025.
Documents Incorporated by Reference
Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2025 Annual Meeting of Stockholders.

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
•adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity, and regulatory responses to these developments;
•the ability to effectively manage the information technology systems, including third-party vendors, cyber or data privacy incidents or other failures, disruptions or security breaches, and risk related to the development and use of artificial intelligence;
•the ability to develop and use technologies to provide products and services that will satisfy customer demands;
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
•the effect of acquisitions we have made or may make, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions, and/or the failure to effectively integrate an acquisition target into our operations;
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
•changes in U.S. trade policies, including the implementation of tariffs and other protectionist trade policies;
•the impact of governmental efforts to restructure or adjust the U.S. financial regulatory system;
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
•climate change and other catastrophic events or disasters; and

•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad.
You should also consider carefully the Risk Factors contained in Item 1A. of Part I of this Annual Report on Form 10-K, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this Annual Report on Form 10-K are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.
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

PART I
Item 1.    BUSINESS
OVERVIEW
General
The Company was incorporated under the laws of Maryland on March 15, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is the largest independent financial holding company located on the Eastern Shore of Maryland. The Company conducts business primarily through two wholly-owned subsidiaries, Shore United Bank, N.A. (the “Bank”) and Mid-Maryland Title Company, Inc. (the “Title Company”). The Bank provides consumer and commercial banking products and services and secondary mortgage lending, trust, wealth management and financial planning services. The Title Company engages in title work related to real estate transactions. The Company, Bank and Title Company are Affirmative Action/Equal Opportunity Employers.
Banking Products and Services
The Bank is a national banking association chartered under the laws of the United States with trust powers that can trace its origin to 1876. The Bank currently operates 40 full-service branches, 39 automatic teller machines (an “ATM”), 3 interactive teller machines, 10 loan production and administration offices, and provides a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Baltimore County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County, Anne Arundel County, Charles County, St. Mary’s County, Calvert County and Worcester County in Maryland, Kent County and Sussex County in Delaware and Fredericksburg City, Stafford County and Spotsylvania County in Virginia. The Bank’s deposits are insured up to applicable legal limits by the FDIC.
Services provided to businesses include commercial checking, savings, certificates of deposit and overnight investment sweep accounts. The Bank offers all forms of commercial lending, including secured and unsecured loans, working capital loans, lines of credit, term loans, accounts receivable financing, real estate acquisition and development, construction loans and letters of credit. Treasury management services are also available, such as merchant card processing services, remote deposit capture, ACH origination, digital banking and telephone banking services.
Services provided to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, safe deposit boxes, debit cards, 24-hour telephone banking, internet banking, mobile banking and 24-hour ATM services. Additionally, the Bank has Saturday hours and extended hours on certain evenings during the week for added customer convenience.
Business Strategy
The Company’s business strategy is to establish a leading community banking franchise that delivers exceptional financial services to the communities we serve. This strategy has been implemented over the past several years through a combination of organic and strategic growth, both within and contiguous to our existing footprint.
On July 1, 2023, the Company completed the acquisition of The Community Financial Corporation (“TCFC”) and its wholly-owned subsidiary Community Bank of the Chesapeake (“CBTC”). The transaction was valued at approximately $153.6 million and expanded the Bank’s footprint into the Southern Maryland Counties of Charles, St. Mary’s and Calvert and the greater Fredericksburg area in Virginia, which includes Fredericksburg City as well as Stafford and Spotsylvania Counties. At the time of the acquisition, TCFC added $2.4 billion in assets, $454.5 million in investments, $1.8 billion in loans, $2.1 billion in deposits, $150.6 million in brokered deposits, $69.0 million in Federal Home Loan Bank (the “FHLB”) advances and $32.0 million in subordinated debt and trust preferred debentures. The excess of the fair value of net TCFC assets acquired over the merger consideration resulted in an $8.8 million bargain purchase gain.
Lending Activities
The Bank originates loans including commercial real estate, residential real estate, construction, commercial, consumer and credit cards.
•Commercial Real Estate (“CRE”) and Other Non-Residential Real Estate Loans. The Bank’s CRE loans are primarily secured by commercial buildings, multi-family buildings, agricultural purpose consumer properties, service industry buildings such as restaurants and hotels, retail buildings and general purpose business space. The Bank attempts to mitigate the risks associated with these loans through financial analyses, conservative underwriting procedures, including loan-to-value ratio standards, obtaining additional collateral and management’s knowledge of the local economy in which the Bank lends.
•Residential Real Estate Loans. The Bank originates residential mortgage loans that are to be held in our loan portfolio as well as loans that are intended for sale in the secondary market. Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship. These loans are made in conformity with standard government-sponsored enterprise underwriting criteria required by the investors to assure maximum eligibility for resale in the secondary market and are approved either by the Bank’s underwriter or the correspondent’s underwriter. Additionally, loans that are sold into the secondary market are typically residential long-term loans (15 or more years), generally with fixed rates of interest. Loans retained for the Bank’s portfolio typically include loans that periodically reprice or mature prior to the end of an amortized term. Generally, loans are sold with servicing retained which includes loans sold to the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As of December 31, 2024, the Bank was servicing $366.5 million in loans for Fannie Mae and $116.6 million in loans for Freddie Mac.
•Construction Loans. The Bank provides commercial and residential real estate construction loans to builders and individuals. Residential construction loans are usually granted based upon “as completed” appraisals and are secured by the property under construction. Additional collateral may be taken if loan-to-value ratios exceed 80%. Site inspections are performed to determine pre-specified stages of completion before loan proceeds are disbursed. These loans typically have maturities of six to twelve months and may have fixed or variable rate features. Permanent financing options for individuals include fixed and variable rate loans with three- and five-year balloon features and one-, three- and five-year adjustable rate mortgage loans. The Bank attempts to mitigate risks associated with these loans through conservative underwriting procedures such as loan-to-value ratios of 80% or less at origination, obtaining additional collateral when prudent, and closely monitoring construction projects to control disbursement of funds on loans.
•Commercial Loans. The Bank originates secured and unsecured loans for business purposes. Commercial loans are typically secured by real estate, accounts receivable, inventory, equipment and/or other assets of the business. Repayment is often dependent upon the successful operation of the business and may be affected by adverse conditions in the local economy or real estate market. The financial condition and cash flow of commercial borrowers is therefore carefully analyzed during the loan approval process, and continues to be monitored by obtaining business financial statements, personal financial statements and income tax returns. The frequency of this ongoing analysis depends upon the size and complexity of the credit and collateral that secures the loan. It is also the Bank’s general policy to obtain personal guarantees from the principals of the commercial loan borrowers.
•Consumer Loans. A variety of consumer loans are offered to customers, including home equity loans, marine loans and other secured and unsecured lines of credit and term loans. Certain consumer loans are originated by a third-party on behalf of the Company. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and ongoing monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early. The Company discontinued the issuance of new marine loans in June 2023 and only services the existing portfolio as of December 31, 2024.
•Credit Card Loans. The Bank offered unsecured credit card loans to commercial and consumer customers. Credit risk factors include the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. The Company discontinued the issuance of new credit cards in April 2024 (except to select existing credit card customers) and only services the existing portfolio as of December 31, 2024.
Deposit Activities
The Bank offers a full array of deposit products including checking, savings and money market accounts, and regular and IRA certificates of deposit. The Bank also offers its certificate of deposit account registry service (“CDARS”) program and the insured cash sweep (“ICS”) program allowing customers the ability to insure deposits over $250,000 among other banks that participate in the CDARS and ICS networks while providing competitive rates and easy access to funds. In addition, we offer our commercial customers packages that include cash management services, various checking opportunities and other cash sweep products.
Title Services
The Company offers title services through its wholly-owned subsidiary, the Title Company, which engages in residential and commercial real estate settlement activities and offers title insurance policies, title search and lien satisfaction services.
Financial Services
The Company, through Wye Financial Partners, a division of the Bank, offers full-service investment, insurance and financial planning services through our broker/dealer, LPL Financial, to residents of the states of AL, AZ, CA, CO, CT, DE, DC, FL, GA, IN, KY, ME, MD, MA, MI, NJ, NY, NC, OH, PA, RI, SC, SD, TX, VA, WA and WV.
Trust Services
The Company, through Wye Trust, a division of the Bank, offers wealth management, corporate trustee services and trust administration to customers within our market areas and nationwide.
Cannabis Related Business

The Bank provides banking services to customers that are licensed by various states to do business in the cannabis industry as growers, processors and dispensaries. The Bank maintains stringent written policies and procedures related to the on-boarding of such businesses and to the monitoring and maintenance of such business accounts.
In accordance with federal regulatory guidance and industry best practices, the Bank performs a multilayered due diligence review of a cannabis business before the business is on-boarded, including site visits and confirmation that the business is properly licensed by the state in which it is conducting business. Throughout the relationship, the Bank continues to monitor the business, including site visits, to ensure that the cannabis business continues to meet stringent requirements, including maintenance of required licenses. The Bank performs periodic financial reviews of the business and monitors the business in accordance with the Bank Secrecy Act of 1970 (“BSA”) and other state requirements.
Seasonality
The Company recognizes that certain customers have seasonality within their operations which indirectly impacts the Bank’s liquidity. The Bank has significant banking relationships with state, county and local municipalities within Maryland, Virginia and Delaware who receive their funding from federal and state agencies, as well as, tax generating revenue, which is seasonal in nature.
Employees and Human Capital Resources
Our Mission and Culture
The Bank is built around the character of our people and our communities. We are dedicated to our clients, our employees, our communities and our shareholders. The Bank’s corporate culture is defined by core values which include integrity, accountability, teamwork, and resilience. We value our employees by investing in competitive compensation and benefit packages and fostering a team environment centered on professional service and open communication. Attracting, retaining and developing qualified, engaged employees who embody these values are crucial to the success of the Bank and Company. We believe that relations with our employees are good.
Employee Demographics
As of December 31, 2024, the Bank employed 597 individuals, of which 584 were employed on a full-time basis (590 full-time equivalent employees). The Bank’s employees were not represented by a collective bargaining agreement.
The Company has no employees and reimburses the Bank for estimated expenses, including an allocation of salaries and employee benefits.
Belonging and Inclusion
We are committed to building an inclusive work environment which are supported by our culture and values. We believe diversity of thought and experiences inspires our team to achieve more creative and innovative solutions for our customers. With a commitment to support an inclusive workplace, we focus on understanding, accepting, and valuing the differences between people.
Compensation and Benefits
The Bank’s compensation and benefits package is designed to attract and retain a talented workforce. In addition to salaries, employee benefits include a 401(k) plan with an employer matching contribution, an employee stock purchase plan, medical insurance benefits, paid short-term and long-term disability and life insurance, flexible spending accounts, and tuition assistance.
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

COMPETITION
Shore Bancshares, Inc. and its subsidiaries operate in a highly competitive environment. Our competitors include community banks, commercial banks, credit unions, thrifts, mortgage banking companies, investment advisory firms, brokerage firms, mutual and debt fund companies, private equity, fintechs, title companies and e-commerce and other internet-based companies. We compete on a local and regional basis for banking and investment products and services.
The primary factors when competing in the financial services market include personalized services, the quality and range of products and services, interest rates on loans and deposits, lending services, price, customer convenience, and our ability to attract and retain experienced employees.
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
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the text of applicable statutory and regulatory provisions. Legislative and regulatory initiatives, which necessarily impact the regulation of the financial services industry, are introduced from time to time. We cannot predict whether or when potential legislation or new regulations will be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), by way of example, contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. Some of the changes brought about by the Dodd-Frank Act have been modified by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “Regulatory Relief Act”), signed into law on May 24, 2018. The Dodd-Frank Act has increased the regulatory burden and compliance costs of the Company. Moreover, bank regulatory agencies can be more aggressive in responding to concerns and trends identified in examinations, which could result in an increased issuance of enforcement actions to financial institutions requiring action to address credit quality, liquidity, risk management, and capital adequacy, as well as other safety and soundness concerns.
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
On October 18, 2022, the FDIC adopted a final rule that increased initial base deposit insurance assessment rates by 2 basis points, which began with the first quarterly assessment period of 2023. The increase was instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020, which caused a substantial decrease in the DIF reserve ratio. The new assessment rate schedules are expected to remain in effect until the DIF reserve ratio meets or exceeds 2%.
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
The Bank is required to monitor large deposit relationships and concentration risks in accordance with FDIC policy. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. The FDIC defines a large depositor as a customer or entity that owns or controls 2% or more of a bank’s total deposits.
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
Under federal regulations, bank holding companies and banks must meet certain risk-based capital requirements. Effective as of January 1, 2015, the Basel III final capital framework (“Basel III”) required financial institutions to maintain a minimum “capital conservation buffer” on top of each of the minimum risk-based capital ratios to avoid restrictions on capital distributions such as dividends and equity repurchases and other payments such as discretionary bonuses to executive officers.
Basel III subjects banks to the following risk-based capital requirements:
•a minimum ratio of common equity Tier 1 (“CET1”) to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer, or 7.0%;
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
Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10.0% of CET1 or all such categories in the aggregate exceed 15.0% of CET1. Basel III also includes, as part of the definition of CET1 capital, a requirement that banking institutions include the amount of accumulated other comprehensive income (“AOCI”) (which primarily consists of unrealized gains and non-credit related unrealized losses on available for sale securities, which are not required to be treated as other-than-temporary impairment, net of tax) in calculating regulatory capital. Banking institutions had the option to opt out of including AOCI in CET1 capital if they elected to do so in their first regulatory report following January 1, 2015. As permitted by Basel III, the Company and the Bank have elected to exclude AOCI from CET1.
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
Basel III changed the manner of calculating risk-weighted assets. New methodologies for determining risk-weighted assets in the general capital rules are included, including revisions to recognition of credit risk mitigation, including a greater recognition of financial collateral and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans, and higher (greater than 100%) risk weighting for certain CRE exposures that have higher credit risk profiles, including higher loan-to-value and equity components. In particular, loans categorized as “high-volatility CRE” loans, as defined pursuant to applicable federal regulations, are required to be assigned a 150% risk weighting, and require additional capital support.
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
Basel III is currently applicable to the Bank and the Company. Overall, the Company’s implementation of Basel III did not have a material adverse effect on the Company’s or the Bank’s capital ratios, earnings, stockholders’ equity, or its ability to pay dividends, effect stock repurchases or pay discretionary bonuses to executive officers.
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
Prompt Corrective Action
The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Federal banking regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under applicable regulations, as of December 31, 2024, the Bank was “well capitalized,” which means it had a CET1 capital ratio of 6.5% or higher; a Tier 1 risk-based capital ratio of 8.0% or higher; a total risk-based capital ratio of 10.0% or higher; a leverage ratio of 5.0% or higher; and was not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.
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
As of December 31, 2024, the Bank and the Company exceeded all regulatory capital requirements and exceeded the minimum CET1, Tier 1 and total capital ratio inclusive of the fully phased-in capital conservation buffer of 7.0%, 8.5%, and 10.5%, respectively.
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
Acquisitions
On September 17, 2024, the FDIC, the OCC and the U.S. Department of Justice (“DOJ”), each announced new rules and policy statements impacting their bank merger review processes.
Among these actions, the FDIC approved a final statement of policy on bank merger transactions (the “2024 Statement”) and the OCC approved a final rule updating the agency’s regulations for business combinations involving national banks and federal savings associations. The OCC’s final rule modifies its procedures for reviewing bank merger applications under the Bank Merger Act, including the elimination of the expedited bank merger review and the streamlined application procedures. The OCC’s final rule also includes a new policy statement that addresses the substantive standards that it will use to evaluate bank merger applications, including indicators that point in favor of likely approval or rejection.
Concurrent with the FDIC and OCC announcements, the DOJ withdrew from its 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which are not industry specific, as well as a separate, recently adopted bank merger addendum.
On March 3, 2025, the FDIC approved a proposal to rescind the 2024 Statement and reinstate, on an interim basis, the statement of policy on bank merger transactions that was in effect prior to the 2024 Statement. It remains unclear whether the OCC under anticipated new leadership will also reconsider its new regulation and policy statement.
Community Reinvestment Act
The Community Reinvestment Act (the “CRA”) requires the federal banking regulatory agencies to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the communities they serve, including their assessment area(s) (as established for these purposes in accordance with applicable regulations based principally on the location of branch offices). In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve” or “unsatisfactory.” An institution’s record in meeting the requirements of the CRA is based on a performance-based evaluation system, and is made publicly available and is taken into consideration in evaluating any applications it files with federal regulators to engage in certain activities, including approval of a branch or other deposit facility, mergers and acquisitions, office relocations, or expansions into nonbanking activities. Our Bank received a “satisfactory” rating in its most recent CRA evaluation.

In October 2023, the OCC, together with the FRB and FDIC, issued a joint final rule to modernize the CRA regulatory framework. On March 29, 2024, the federal court paused the enforcement of the new rules in response to a lawsuit filed by several trade groups. We will continue to monitor the litigation until resolved. We have also begun efforts to evaluate the impact of the new rule and to develop a strategy to ensure compliance.
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
A second amendment creates a new class of qualified mortgages, called “seasoned qualified mortgages,” which are essentially first-lien loans that could not be classified as qualified mortgages when originated for reason only that they had debt-to-income ratios above 43%, but which have been held by the original creditor (or the first purchaser) for at least 36 months, during which time the borrower had no more than two 30-day delinquencies and no delinquencies of 60 days or more.

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
Future Legislative Developments
Various legislative acts are from time to time introduced in Congress and the Maryland legislature. This legislation may change banking statutes and the environment in which we operate in substantial and unpredictable ways. We cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations and interpretations with respect thereto, would have on our financial condition or results of operations.
The new presidential administration and many members of Congress have advocated for changes in financial services regulation, potentially including amendments to the Dodd-Frank Act and other federal banking laws, and structural changes to the CFPB. It is possible, though uncertain, that Congress and/or the relevant federal agencies may seek to roll back or modify some or much of the rulemaking and regulatory guidance issued under the previous presidential administration. Additionally, the full impact of the leadership changes at banking regulatory agencies on the enforcement and supervisory priorities of each agency is not fully known at this time. It is therefore unclear at the present time what effect the aforementioned changes will have on the banking industry as a whole or the Company specifically.
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
In the event of an economic recession, our operating results could be adversely affected because we could experience higher loan and lease charge-offs and higher operating costs. Global economic conditions also affect our operating results because global economic conditions directly influence the U.S. economic conditions, including persistent inflation, rising interest rates, supply chain issues, labor shortages or changes in United States trade policies, including the imposition of tariffs and retaliatory tariffs. Certain changes in interest rates, inflation, or the financial markets could affect demand for our products. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit which impacts the rates and terms at which we offer loans and leases. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings which may adversely affect businesses’ ability to raise capital and/or service their debts. Political and electoral changes, developments, conflicts, and conditions have in the past introduced, and may in the future introduce, additional uncertainty which may also affect our operating results.
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
Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, international events and events in world financial markets. Throughout 2022, 2023 and 2024, the FRB raised the target range for the federal funds rate in an effort to curb inflation. In September 2024 and November 2024, the FRB lowered the target range for the federal funds rate to its current range of 4.50% to 4.75% in light of the progress on inflation. Notwithstanding, the inflationary outlook in the United States remains uncertain. Increases in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their desire to borrow more money. This may lead to an increase in our nonperforming assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our results of operations.
Adverse developments affecting financial institutions or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions for the financial services industry generally, or concerns or rumors about any events of these kinds, including the resulting media coverage, have in the past and may in the future lead to market-wide liquidity problems and erode customer confidence in the banking system. For example, the closures of Silicon Valley Bank and Signature Bank in March 2023, and First Republic Bank in May 2023, led to market volatility, a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management. Although the industry has since stabilized, risks remain that customers may choose to invest in higher yielding and higher-rated short-term fixed income securities or maintain deposits with larger more systematically important financial institutions, all of which could materially and adversely impact our liquidity, loan funding capacity, net interest margin, capital, and results of operations. In addition, the banking operating environments and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock and potentially, our results of operations. Separately, banking regulators have announced a more stringent supervisory posture after the bank failures.

A majority of our business is concentrated in Maryland, Delaware and Virginia, a significant amount of which is concentrated in real estate lending, so a decline in the local economy and real estate markets could adversely impact our financial condition and results of operations.
The Trump administration and certain governmental agencies have announced plans to reduce government spending and the size of the federal government workforce. The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or which depend on such businesses for a significant portion of their revenues. In addition, federal government employees make up a significant proportion of the population of the Washington, D.C. metropolitan area. Reductions in the federal workforce through layoffs and buyouts, furloughs of government employees or government contractors as well as cancelling government contracts and other impacts from declining government spending, lapses in appropriations, or changes in fiscal appropriations could have adverse impacts on other businesses in the Company’s market and the general economy of the greater Washington, D.C. metropolitan area. This may directly or indirectly lead to a loss of revenues by the Company’s customers, including vendors and lessors to the federal government and government contractors or to their employees, as well as a wide variety of commercial and retail businesses. Accordingly, such potential federal government actions could lead to increases in past due loans, nonperforming loans, credit loss reserves and charge-offs and a decline in liquidity.
In addition, substantially all of our loan portfolio is secured by real estate. Real estate loans are in greater demand when interest rates are low and economic conditions are good. Accordingly, a decline in local economic conditions would likely have an adverse impact on our financial condition and results of operations, and the impact on us would likely be greater than the impact felt by larger financial institutions whose loan portfolios are geographically diverse. We cannot guarantee that any risk management practices that we implement to address our geographic and loan concentrations will be effective in preventing losses relating to our loan portfolio.
Our concentrations of CRE loans could subject us to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit our future commercial lending activities.
The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of CRE loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and CRE markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. Federal bank regulatory guidelines identify institutions potentially exposed to CRE concentration risk as those that have (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital or (iv) total CRE loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s CRE loan portfolio has increased 50% or more during the prior 36 months. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in CRE. Due to our emphasis on CRE and construction lending, as of December 31, 2024, non-owner-occupied CRE loans (including construction, land and land development loans) represented 359.52% of the Bank’s Tier 1 Capital + the allowance for credit losses (“ACL”). Construction, land and land development loans represent 57.99% of the Bank’s Tier 1 Capital + ACL. We may be subject to heightened supervisory scrutiny during future examinations and/or be required to maintain higher levels of capital as a result of our CRE concentrations, which could require us to obtain additional capital, and may adversely affect shareholder returns. Management cannot predict the extent to which this guidance will impact our operations or capital requirements. Further, we cannot guarantee that any risk management practices we implement will be effective in preventing losses resulting from concentrations in our CRE portfolio.
The Bank may experience credit losses in excess of its allowances, which would adversely impact our financial condition and results of operations.
The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management at the Bank bases the ACL upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. If management’s assumptions and judgments prove to be incorrect and the allowance for credit losses is inadequate to absorb future losses, or if the bank regulatory authorities, as a part of their examination process, require the Bank to increase its allowance for credit losses, our earnings and capital could be significantly and adversely affected. We estimate losses inherent in our loan portfolio, the adequacy of our allowance for credit losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how those economic conditions might affect the ability of our borrowers to repay their loans or the value of assets. Material additions to the allowance for credit losses at the Bank would result in a decrease in the Bank’s net income and capital and could have a material adverse effect on our financial condition.
Our investment securities portfolio is subject to credit risk, market risk and liquidity risk.
As of December 31, 2024, we had classified 23.7% of our debt securities as available for sale (“AFS”) pursuant to the Accounting Standards Codification Topic 320 (“ASC 320”) of the FASB relating to accounting for investments. ASC 320 requires that unrealized gains and losses in the estimated value of the AFS portfolio be “marked to market” and reflected as a separate item in stockholders’ equity (net of tax) as AOCI (loss). The remaining debt securities are classified as held to maturity (“HTM”) in accordance with ASC 320 and are stated at amortized cost. Equity securities with readily determinable fair values are recorded at fair value with changes in fair value recorded in earnings. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. At December 31, 2024, the Company’s AOCI (loss) amounted to $7.5 million and were due to changes in interest rates. 97.1% or $611.9 million of the Company’s AFS and HTM portfolios are invested in U.S. government guaranteed investments or government sponsored enterprises (“GSEs”). There can be no assurance that the market value of our investment portfolio will not continue to decline due to changes in interest rates or a deterioration in credit quality, causing a corresponding decline in stockholders’ equity.
The Bank is a member of the FHLB of Atlanta and our investments include stock issued by the FHLB of Atlanta. These investments could be subject to future impairment charges and there can be no guaranty of future dividends.
Management believes that several factors will affect the market values of our investment portfolio. These risk factors include, but are not limited to, changes in interest rates, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. At times, a lack of market activity with respect to some securities has, in certain circumstances, required us to base our fair market valuation on unobservable inputs (“Level 3” in fair value hierarchy). At December 31, 2024, the Bank had no Level 3 securities. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact our assessment of fair value and thus the determination of credit losses of the securities in the investment securities portfolio. Write-downs of investment securities would negatively affect our earnings and regulatory capital ratios.
Impairment of investment securities, goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which could result in a negative impact on our results of operations.
We are required to establish a reserve in the ACL when management determines that an investment security is impaired due to a credit loss. The amount of the impairment related to credit losses, limited by the amount by which the specific security’s amortized cost basis exceeds its fair value, is recorded in the ACL. Changes in the ACL are recorded in net income in the period of change and are included in provision for credit losses. Changes in the fair value of debt securities AFS not resulting from credit losses are recorded in other comprehensive income (loss). In assessing whether the impairment of an investment security is a credit loss or other market factors, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Intangible assets other than goodwill are also subject to impairment tests at least annually. A decline in the price of the Company’s common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release. In the event that we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2024, we had recorded goodwill of $63.3 million and other intangible assets of $38.3 million, representing approximately 11.7% and 7.1% of stockholders’ equity, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2024, our gross deferred tax assets were approximately $55.8 million. There was a valuation allowance of deferred taxes of $1.9 million recorded at December 31, 2024 as management believes it is more likely than not that net operating losses for the holding company only will not be realized for state income tax purposes. The holding company files a separate return with the state of Maryland and does not expect that the holding company will generate sufficient taxable income to utilize its deferred tax assets. No valuation allowance is currently recorded for state deferred income taxes of the Company’s subsidiaries or at the federal level where the Company files consolidated tax return.
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
Acquisitions may disrupt our business.
The success of future acquisitions we may consummate may depend, in part, on the ability to realize the estimated cost savings and combine the acquired businesses with our existing operations in a manner that does not materially disrupt the existing customer relationships of either institution, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are not able to successfully achieve these objectives, the anticipated benefits of future acquisitions may not be realized fully or at all or may take longer to realize than expected.
It is possible that the potential cost savings could turn out to be more difficult to achieve than anticipated and the integration process associated with an acquisition could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits of the acquisitions. Integration efforts could also divert management attention and resources. These integration matters could have an adverse effect on the combined Company.
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
One component of our strategy is to sell on the secondary market the longer term, conforming fixed-rate residential mortgage loans that we originate, earning noninterest income in the form of gains on the sale of the loans. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell, and intend to continue selling, most loans in the secondary market with limited or no recourse, we are required, and will continue to be required, to give customary representations and warranties to the buyers relating to compliance with applicable law. If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase. We have not been required to repurchase any loans as of December 31, 2024.
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
In January 2018, the DOJ rescinded the “Cole Memo” and related memoranda which characterized the enforcement of the Controlled Substances Act against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. The impact of the DOJ’s rescission of the Cole Memo and related memoranda is unclear, but may result in the DOJ increasing its enforcement actions against the regulated cannabis industry generally. However, as of the date of this filing we are not aware of any insured depository institution that has been prosecuted by the DOJ based on providing otherwise lawful banking products and services to the cannabis industry.
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
Risks Related to Our Operations, Cybersecurity and Technology
We depend on the accuracy and completeness of information about customers and counterparties and our financial condition could be adversely affected if we rely on misleading information.
In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with generally accepted accounting principles in the United States of America (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with GAAP or are materially misleading.
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
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, including Artificial Intelligence, and the use of the internet and telecommunications technologies to conduct financial transactions.
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
Severe weather, earthquakes, other natural disasters, climate change, pandemics, acts of war or terrorism and other external and geopolitical events could significantly impact the business.
Severe weather, earthquakes, other natural disasters, pandemics, climate change, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of its deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, cause us to incur additional expenses or disrupt the Company’s operations. Climate change has the potential to increase the frequency and severity of these severe weather events in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on the business, financial condition, results of operations or profitability.
We have previously identified material weaknesses in our internal controls, and cannot provide assurances that additional material weaknesses will not occur in the future.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act and for evaluating and reporting on that system of internal control. In the past, material weaknesses have been identified in our internal control over financial reporting. As described in Part II, Item 9A. – Controls and Procedures, management identified material weaknesses in the Company’s internal control over financial reporting for the 2023 fiscal year that were remediated during third and the fourth quarter of fiscal 2024.
Although the previously identified material weaknesses have been remediated as of the date of this report, there can be no absolute assurances that future material weaknesses will not arise. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations. If we fail to establish and maintain effective control over financial reporting, it may adversely affect our ability to accurately and timely report our financial results in the future, may adversely affect investor confidence, our reputation and our ability to raise additional capital, cause the market price of our stock to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.
Risks Relating to the Regulation of our Industry
We operate in a highly regulated environment, which could restrain our growth and profitability.
Banking is highly regulated under federal and state law. As such, we are subject to extensive regulation, supervision and legal requirements that govern almost all aspects of our operations. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations, including potential changes in federal policy and at regulatory agencies as a result of changes in U.S. Presidential Administrations that have different regulatory agendas, often impose additional operating costs. We expect the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration. We expect there will be changes in rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies. Our failure to comply with these laws and regulations, even if the failure follows good faith effort or reflects a difference in interpretation, could subject us to restrictions on our business activities, enforcement actions and fines and other penalties, any of which could adversely affect our results of operations, regulatory capital levels and the price of our securities. Further, any new laws, rules and regulations, such as the Dodd-Frank Act, could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition and results of operations.
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
Under the terms of our subordinated debentures, if (i) there has occurred and is continuing an event of default; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have given notice of our election to defer payments of interest on the subordinated debentures by extending the interest distribution period as provided in the indentures governing the subordinated debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock. As of December 31, 2024, we were current on all interest due on our outstanding subordinated debentures.
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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy

The Company recognizes the security of our banking operations is essential to protecting our customers, maintaining our reputation, and preserving the value of the Company. The Board of Directors, through the Board Risk Oversight Committee, provides direction and oversight of the enterprise-wide risk management framework of the Company, and cybersecurity represents a component of the Company’s overall approach to enterprise-wide risk management. The Enterprise Risk Management Program establishes policies and procedures for assessing the effectiveness and efficiency of information security controls related to both design and operations. The Company leverages the following guidelines and frameworks to develop and maintain its Information Security Program including its cybersecurity risk management program: Federal Financial Institutions Examination Council Cybersecurity Assessment Tools and GLB Act and regulations. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach focused on the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents that may occur.
As one of the elements of the Company’s overall enterprise-wide risk management approach, the Enterprise Risk Management Program is focused on the following key areas:
•Security Operation and Governance: As discussed in more detail under the section titled “Cybersecurity Governance,” the Board Risk Oversight Committee has delegated to senior management responsibility for managing the Enterprise Risk Management Program. Senior management carries out this mandate through the Strategic Initiatives and Board Risk Oversight Committees. To maintain alignment and appropriate insight regarding information security activities, a bi-weekly operational committee provides general program insight.
•Collaborative Approach: The Company has implemented a cross-functional approach to identifying, assessing, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management.
•Security Competencies: The Company has security competencies and tools designed to evaluate security risks and to protect the confidentiality, integrity and availability of our information systems and data. These assets represent a blend of various management (e.g., policies), operational (e.g., standards and processes), and technical controls (e.g., tools and configurations).
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
•Third-Party Risk Management: Management of the Company’s third parties, including vendors and service providers, is conducted through a risk-based approach and the level of due diligence is driven by risk factors established by the Third-Party Risk Management Program. The process provides awareness and collaboration across all internal teams including Information Technology and Risk Management. A review process is conducted on new or significantly changed key third parties, to ensure certain cybersecurity baseline requirements are met and cybersecurity incidents are appropriately disclosed. This process is aimed at advocating for appropriate standards and controls, based on risk factors, to secure the third parties’ information systems, and to ensure the third parties have recovery plans in place.
•Security Awareness and Education: The Company provides annual, mandatory training for personnel regarding security awareness to better equip Company personnel with the understanding of how to properly use and protect the computing resources entrusted to them, and to communicate the Company’s information security policies, standards, processes and practices. This training is supplemented with annual required third party information security training. Additionally, the Company conducts monthly email security awareness testing, with follow-up training assigned when deemed necessary.
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
Notwithstanding our efforts at cybersecurity, the Company cannot guarantee that it will be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on it. To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A., Risk Factors – Risks Related to Our Business.

Item 2.    PROPERTIES
Our offices are listed in the tables below. The address of the Company and Bank’s main office is 18 East Dover Street in Easton, Maryland.

Maryland Branch Locations
Main Office/Branch(1)	Chester Branch(1)	Crofton Branch(2)
18 East Dover Street	300 Castle Marina Road	2151 Defense Highway
Easton, Maryland 21601	Chester, Maryland 21619	Crofton, Maryland 21114

Tred Avon Square Branch(1)	Washington Square Branch(1)	Waldorf Branch(1)
212 Marlboro Road	899 Washington Avenue	3035 Leonardtown Road
Easton, Maryland 21601	Chestertown, Maryland 21620	Waldorf, Maryland 20601

St. Michaels Branch(2)	Arbutus Branch(1)	Leonardtown Branch(1)
1013 South Talbot Street	1101 Maiden Choice Lane	25395 Point Lookout Road
St. Michaels, Maryland 21663	Baltimore, Maryland 21229	Leonardtown, Maryland 20650

Elliott Road Branch(1)	Elkridge Branch(1)	Bryan’s Road Branch(1)
8275 Elliott Road	6050 Marshalee Drive	8010 Matthews Road
Easton, Maryland 21601	Elkridge, Maryland 21075	Bryans Road, Maryland 20616

Sunburst Branch(1)	Owings Mills Branch(1)	Dunkirk Branch(2)
424 Dorchester Avenue	9612 Reisterstown Road	10321 Southern Maryland Boulevard
Cambridge, Maryland 21613	Owings Mills, Maryland 21117	Dunkirk, Maryland 20754

West Ocean City Branch(2)	Annapolis Branch(1)	Lexington Park Branch(1)
12905-B Ocean Gateway	1917 West Street	22730 Three Notch Road
Ocean City, Maryland 21842	Annapolis, Maryland 21401	California, Maryland 20619

Ocean City/ South Ocean City Branch(2)	Edgewater Branch(2)	La Plata Branch(1)
3409 Coastal Highway	3083 Solomons Island Road	101 Drury Drive
Ocean City, Maryland 21842	Edgewater, Maryland 21037	La Plata, Maryland 20646

Centreville/Commerce Branch(1)	Glen Burnie Branch(1)	Charlotte Hall Branch(1)
109 North Commerce Street	413 Crain Highway, S.E.	30165 Three Notch Road
Centreville, Maryland 21617	Glen Burnie, Maryland 21061	Charlotte Hall, Maryland 20622

Stevensville Branch(1)	Severna Park Branch(2)	Prince Frederick Branch(2)
408 Thompson Creek Road	598 Benfield Road	200 Market Square Drive
Stevensville, Maryland 21666	Severna Park, Maryland 21146	Prince Frederick, Maryland 20678

Tuckahoe Branch(1)	Lothian Branch(2)	Lusby Branch(2)
22151 Wes Street	5401 Southern Maryland Boulevard	11725 Rousby Hall Road
Ridgely, Maryland 21660	Lothian, Maryland 20711	Lusby, Maryland 20657

Route 213 South Branch(1)	Denton Branch(1)	La Plata Downtown Branch(1)
2609 Centreville Road	850 South 5th Avenue	202 Centennial Street
Centreville, Maryland 21617	Denton, Maryland 21629	La Plata, Maryland 20646

Delaware Branch Locations
Felton Branch(2)	Camden Branch(1)	Rehoboth Beach Branch(2)
120 West Main Street	4580 South DuPont Highway	19358 Miller Road
Felton, Delaware 19943	Camden, Delaware 19934	Rehoboth Beach, Delaware 19971

Milford Branch(2)	Governors Ave Branch(1)
698-A North Dupont Boulevard	800 South Governors Avenue
Milford, Delaware 19963	Dover, Delaware 19904

Virginia Branch Locations
Fredericksburg Downtown Branch(1)	Fredericksburg Harrison Crossing Branch(1)
425 William Street	5831 Plank Road
Fredericksburg, Virginia 22401	Fredericksburg, Virginia 22407

ATMs (standalone)
University of Maryland Shore Medical Center at Easton
219 South Washington Street
Easton, Maryland 21601

Administrative and Lending Offices
SHBI Building(1)	Harrison Street Office(1)	Ridgely Training Center(2)
28969 Information Lane	23 South Harrison Street	405 West Bell Road, Unit 4 and 5
Easton, Maryland 21601	Easton, Maryland 21601	Ridgely, Maryland 21660

Commercial Lending Office(2) Charlottesville	Commercial Lending Office(2) Fredericksburg	Commercial Lending Office(2) Middletown
1434 Rolkin Court, Suite 301	10 Chatham Heights Road, Suite 104	102 Sleepy Hollow, Unit 204
Charlottesville, Virginia 22911	Fredericksburg, Virginia 22405	Middletown, Delaware 19709

Commercial Lending Office(2) Prince Frederick	Mortgage Loan Office(2) Frederick	Hills Building (Clark)(1)
995 North Prince Frederick Boulevard, Suite 105	5291 Corporate Drive, Suite 202	30 Dover Street
Prince Frederick, Maryland 20678	Frederick, Maryland 21703	Easton, Maryland 21601

St. Michaels Mortgage Office(2)
112 North Talbot Street
St. Michaels, Maryland 21663
_______________________________
(1)Branch/Office is owned by the Company.
(2)Branch/Office is leased by the Company.
For information about rent expense for all leased premises, see Note 7 – “Premises and Equipment” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8. of this Annual Report on Form 10-K.
Item 3.    LEGAL PROCEEDINGS
We are at times, in the ordinary course of business, subject to legal actions. Management, upon the advice of counsel, believes that losses, if any, resulting from current legal actions will not have a material adverse effect on our financial condition or results of operations.
Item 4.    MINE SAFETY DISCLOSURES
This item is not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION, HOLDERS AND CASH DIVIDENDS
The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI.” As of March 6, 2025, the Company had approximately 1,770 registered holders of record. The high and low sales prices for the shares of common stock of the Company, as reported on the NASDAQ Global Select Market, and the cash dividends declared on those shares for each quarterly period of 2024 and 2023 are set forth in the table below.

	2024			2023
	Price Range		Dividends	Price Range		Dividends
	High	Low	Paid	High	Low	Paid
1st Quarter	$14.38	$10.56	$0.12	$18.15	$14.00	$0.12
2nd Quarter	11.90	10.06	0.12	14.45	10.65	0.12
3rd Quarter	14.99	11.03	0.12	13.37	10.27	0.12
4th Quarter	17.61	13.21	0.12	14.51	9.66	0.12
			$0.48			$0.48
Shareholders received quarterly cash dividends on shares of common stock totaling $16.0 million in 2024 and $12.7 million in 2023. Quarterly dividends remained at $0.12 for the entire year of 2024. As a general matter, the payment of dividends is at the discretion of the Company’s Board of Directors, based on such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company anticipates continuing a regular quarterly cash dividend, although future dividend increases must be approved by Shore Bancshares Board of Directors. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.
The transfer agent for the Company’s common stock is:
Broadridge Corporate Issuer Solutions, Inc.
51 Mercedes Way
Edgewood, NY 11717
Investor Relations: +1 (800) 353-0103
E-mail for investor inquiries: shareholder@broadridge.com
www.broadridge.com

Stock Performance Graph
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the NASDAQ Composite Index), and a narrower index of the NASDAQ Bank Index and S&P SmallCap Banks Index. Cumulative total return on the stock or the index equals the total increase in value since December 31, 2019 assuming reinvestment of all dividends paid into the stock or the index.
The graph and table were prepared assuming that $100 was invested on December 31, 2019, in the common stock and the securities included in the indexes.

Source: S&P Global Market Intelligence	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Shore Bancshares, Inc.	$100.00	$87.74	$128.88	$110.37	$93.74	$108.35
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
KBW NASDAQ Bank Index	100.00	89.69	124.06	97.52	96.65	132.60
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2024, with respect to options outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)] ( c)
Equity compensation plans approved by security holders	—	—	190,166

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	190,166

UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s prior stock repurchase program expired on March 31, 2023. There were no purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2024.
Item 6.    [RESERVED]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion compares the Company’s financial condition at December 31, 2024 to its financial condition at December 31, 2023 and the results of operations for the years ended December 31, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8. of this Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES
The Company’s consolidated financial statements are prepared in accordance with GAAP and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.
The most significant accounting policies that we follow are presented in Note 1 – “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8. of this Annual Report on Form 10-K. These policies, along with the disclosures presented in the notes to consolidated financial statements and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policies for the ACL on loans, loans acquired in a business combination, and income taxes are critical accounting policies. These policies are considered critical because they relate to accounting areas that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.
Allowance for Credit Losses on Loans
The Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326),” as amended, on January 1, 2023 and in accordance with ASC 326, has recorded an ACL on loans carried at amortized cost. The ACL represents management’s best estimate of expected lifetime credit losses within the Company’s loan portfolio as of the balance sheet date. The ACL is established through a provision for credit losses and is increased by recoveries of loans previously charged off. Loan losses are charged against the allowance when management’s assessments confirm that the Company will not collect the full amortized cost basis of a loan. The calculation of expected credit losses is determined using a cash flow methodology, and includes considerations of historical experience, current conditions, and reasonable and supportable economic forecasts that may affect collection of the recorded balances. The Company assesses an ACL to groups of loans which share similar risk characteristics or on an individual basis, as deemed appropriate. Changes in the ACL on loans and the related provision for credit losses can materially affect financial results. Although the overall balance is determined based on specific portfolio segments and individually assessed assets, the entire balance is available to absorb credit losses for loans in the portfolio.
The determination of the appropriate level of the ACL on loans inherently involves a high degree of subjectivity and requires the Company to make significant judgments concerning credit risks and trends using quantitative and qualitative information, as well as reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and significant changes. Changes in conditions, including unforeseen events, changes in asset-specific risk characteristics, and other economic factors, both within and outside the Company’s control, may indicate the need for an increase or decrease in the ACL on loans. While management makes every effort to utilize the best information available in making its assessment of the ACL estimate, the estimation process is inherently challenging as potential changes in any one factor or input may occur at different rates and/or impact pools of loans in different ways. Further, changes in factors and inputs may also be directionally inconsistent, such that improvement in one factor may offset deterioration in others.
The Company’s management reviews the adequacy of the ACL on loans on at least a quarterly basis. Refer to Note 1 – “Summary of Significant Accounting Policies” in the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. of this Annual Report on Form 10-K for additional details concerning the determination of the ACL on loans.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
The notes to consolidated financial statements discuss the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects our financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of this discussion and notes to consolidated financial statements.

PERFORMANCE OVERVIEW
The Company recorded net income of $43.9 million and $11.2 million for the years ended December 31, 2024 and 2023, respectively. The basic and diluted net income per share was $1.32 and $0.42 for the years ended December 31, 2024 and 2023, respectively.
Total assets were $6.23 billion at December 31, 2024, an increase of $219.8 million or 3.7%, when compared to $6.01 billion at December 31, 2023. The aggregate increase was primarily due to increases year-over-year in loans held for investment of $131.0 million, or 2.8%, and cash and cash equivalents of $87.4 million.
Total liabilities were $5.69 billion at December 31, 2024, an increase of $189.9 million or 3.45%, when compared to $5.50 billion at December 31, 2023, primarily due to an increase in deposits and borrowings.
Total borrowings were $123.7 million at December 31, 2024, an increase of $51.0 million or 70.2%, when compared to $72.7 million at December 31, 2023. Total borrowings at December 31, 2024 were comprised of $50.0 million long-term FHLB advances, $43.9 million of subordinated debt and $29.8 million of trust preferred debentures. The increase in total borrowings at December 31, 2024 when compared to December 31, 2023 was primarily due to a $50.0 million long-term FHLB advance that was obtained in 2024. Total deposits increased $142.2 million, or 2.6% to $5.53 billion at December 31, 2024 when compared to December 31, 2023. The increase in total deposits when compared to December 31, 2023 was primarily due to increases in noninterest-bearing deposits of $304.8 million and money market and savings of $28.0 million, partially offset by decreases in interest-bearing checking of $187.5 million and and time deposits of $3.0 million.
Total stockholder’s equity amounted to $541.1 million at December 31, 2024, an increase of $29.9 million or 5.9%, when compared to $511.1 million at December 31, 2023. This increase was due to net income of $43.9 million, partially offset by cash dividends of $16.0 million.

RESULTS OF OPERATIONS
Summary of Financial Results

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest and dividend income	$295,338	$214,079	$81,259	37.96%
Interest expense	124,789	78,772	46,017	58.42
Net interest income	170,549	135,307	35,242	26.05
Provision for credit losses	4,738	30,953	(26,215)	(84.69)
Noninterest income	31,147	33,159	(2,012)	(6.07)
Noninterest expense	138,254	123,329	14,925	12.10
Income before income taxes	58,704	14,184	44,520	313.87
Income tax expense	14,815	2,956	11,859	401.18
Net income	$43,889	$11,228	$32,661	290.89
The Company reported net income for the year ended December 31, 2024 of $43.9 million, or diluted earnings per share of $1.32, compared to net income of $11.2 million, or diluted earnings per share of $0.42, for the year ended December 31, 2023. The Company’s return on average assets, return on average common equity and return on average tangible common equity were 0.74%, 8.35% and 13.00%, respectively, for the year ended December 31, 2024, compared to 0.24%, 2.54% and 7.74%, respectively, for the year ended December 31, 2023. For additional details, see “Reconciliation of Non-GAAP Measures.” The increase in net income in 2024 compared to 2023 was primarily due to higher net interest income driven by loan growth in 2024, and a lower provision for credit losses. These were partially offset by the absence of the one-time bargain purchase gain of $8.8 million in 2023, higher noninterest expense driven by expanded operation of the newly-combined company and the $4.7 million credit card fraud event in 2024.
Net Interest Income

	Year Ended December 31,
($ in thousands)	2024	2023	$ Change	% Change
Interest and dividend income
Loans, including fees	$269,631	$194,339	$75,292	38.74%
Interest and dividends on investment securities	19,468	16,970	2,498	14.72
Interest on deposits with banks	6,239	2,770	3,469	125.23
Total interest and dividend income	$295,338	$214,079	$81,259	37.96

Interest expense
Deposits	$115,301	$68,800	$46,501	67.59%
Short-term borrowings	2,131	5,518	(3,387)	(61.38)
Long-term debt	7,357	4,454	2,903	65.18
Total interest expense	$124,789	$78,772	$46,017	58.42

Taxable-equivalent adjustment	325	253	72	28.46

Tax-equivalent net interest income	$170,874	$135,560	$35,314	26.05%

Tax-equivalent net interest income increased $35.3 million to $170.9 million for 2024 compared to $135.6 million for 2023. The increase in tax-equivalent net interest income was primarily due to an increase in total interest income of $81.3 million, or 38.0%, which included an increase in interest and fees on loans of $75.3 million, or 38.7%. The increase in interest and fees on loans was primarily due to the increase in the average balance of loans of $1.08 billion, or 29.8%, and an increase in net accretion income of $5.1 million due to the merger with TCFC (the “merger”). These were partially offset by an increase in interest expense of $46.0 million, primarily due to increases in the cost of funds and the average balance of interest-bearing deposits of $749.2 million, or 25.1%. All of the increases in average balances were primarily due to the merger.

Average Balances and Yields
The following tables present the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024			Year Ended December 31, 2023
($ in thousands)	Average Balance	Interest(1), (4)	Yield/Rate	Average Balance	Interest(1), (4)	Yield/Rate
Earning assets
Loans(2), (3)
Commercial real estate	$2,528,961	$144,155	5.70%	$1,860,517	$99,953	5.37%
Residential real estate	1,318,500	72,636	5.51	981,473	50,244	5.12
Construction	322,978	19,917	6.17	284,238	15,123	5.32
Commercial	220,699	15,625	7.08	185,239	13,647	7.37
Consumer	324,633	16,923	5.21	324,444	15,298	4.72
Credit cards	7,444	694	9.32	3,147	315	10.00
Total loans	4,723,215	269,950	5.72	3,639,058	194,580	5.35

Investment securities
Taxable	667,622	19,444	2.91	674,203	16,832	2.50
Tax-exempt	657	30	4.57	663	58	8.75
Federal funds sold	—	—	—	1,899	92	4.84
Interest-bearing deposits	129,410	6,239	4.82	41,032	2,770	6.75
Total earning assets	5,520,904	295,663	5.36	4,356,855	214,332	4.92
Cash and due from banks	46,264			43,555
Other assets	387,852			303,906
Allowance for credit losses	(58,089)			(40,777)
Total assets	$5,896,931			$4,663,539

Interest-bearing liabilities
Demand deposits	$825,773	$25,523	3.09%	$883,976	$20,134	2.28%
Money market and savings deposits	1,690,905	41,202	2.44	1,275,088	20,039	1.57
Time deposits	1,205,411	48,566	4.03	770,370	25,708	3.34
Brokered deposits	12,636	10	0.08	56,101	2,919	5.20
Interest-bearing deposits	3,734,725	115,301	3.09	2,985,535	68,800	2.30
FHLB advances	70,298	3,720	5.29	111,392	5,518	4.95
Subordinated debt and guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”)	72,907	5,768	7.91	57,708	4,454	7.72
Total interest-bearing liabilities	3,877,930	124,789	3.22	3,154,635	78,772	2.50
Noninterest-bearing deposits	1,454,087			1,043,479
Accrued expenses and other liabilities	39,172			23,635
Stockholders’ equity	525,742			441,790
Total liabilities and stockholders’ equity	$5,896,931			$4,663,539

Net interest income		$170,874			$135,560

Net interest spread			2.14%			2.42%
Net interest margin (“NIM”)			3.10%			3.11%
Cost of funds			2.34%			1.88%
Cost of deposits			2.22%			1.71%
Cost of debt			6.63%			5.90%
____________________________________

(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $16.9 million and $11.8 million of accretion interest on loans for the years ended December 31, 2024 and 2023, respectively.
(4) Interest expense on deposits and borrowing includes amortization of deposit premiums and amortization of borrowing fair value adjustment. There were $1.5 million and $1.8 million of amortization of deposits premium, and $926 thousand and $557 thousand of amortization of borrowing fair value adjustment for the years ended December 31, 2024 and 2023, respectively.

Rate and Volume Analysis
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

Year Ended December 31, 2024 Compared to 2023
($ in thousands)	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Commercial real estate	$38,015	$6,140	$44,155
Residential real estate	18,513	3,828	22,341
Construction	2,379	2,416	4,795
Commercial	2,507	(537)	1,970
Consumer	31	1,590	1,621
Credit cards	400	(21)	379
Taxable investment securities	(138)	2,764	2,626
Tax-exempt investment securities	—	(28)	(28)
Fed funds sold	—	(92)	(92)
Interest-bearing deposits	4,260	(792)	3,468
Total interest income	$65,967	$15,268	$81,235

Interest-bearing liabilities:
Demand deposits	$(1,759)	$7,160	$5,401
Money market and savings deposits	10,150	11,092	21,242
Time deposits	17,513	2,443	19,956
FHLB advances - short-term	(5)	—	(5)
FHLB advances - long-term	(2,174)	379	(1,795)
Subordinated debt and TRUPS	1,205	109	1,314
Total interest-bearing liabilities	$24,930	$21,183	$46,113
Net change in net interest income	$41,037	$(5,915)	$35,122
The Company’s NIM decreased to 3.10% for 2024, from 3.11% for 2023. The decrease in the NIM was primarily due to an increase in the average balance and rates paid on interest-bearing liabilities of $723.3 million and 72 basis points, respectively, partially offset by an increase in the average balance and rates earned on total earning assets of $1.16 billion and 44 basis points, respectively. Margins were flat as more rapid increases in rates on interest-bearing liabilities were offset by increases in interest-earning asset yields and larger balances in noninterest-bearing deposits. The average balances of noninterest-bearing deposits increased $410.6 million, or 39.35%, from 24.86% of average funding for the year ended December 31, 2023 to 27.27% for the year ended December 31, 2024. Net accretion income impacted NIM by 27 bps and 21 bps for the years ended December 31, 2024 and 2023, respectively, which resulted in core NIMs of 2.83% and 2.90% for the same periods
Noninterest Income
Total noninterest income for 2024 of $31.1 million decreased $2.0 million, or 6.1%, from $33.2 million for 2023. The decrease was primarily due to a one-time bargain purchase gain of $8.8 million in the third quarter of 2023, partially offset by $2.2 million of losses on the sale of investment securities, which were both a direct result of the merger with TCFC in the third quarter of 2023. These were offset by increases in gains on sale of other assets, other noninterest income and interchange fees.
Noninterest Expense
Total noninterest expense of $138.3 million for 2024 increased $14.9 million, or 12.1%, when compared to $123.3 million for 2023. Almost all noninterest expense line items increased as a result of the expanded operations of the newly-combined Company from the merger. In addition fraud costs increase by $4.1 million driven by the credit card fraud in the first quarter 2024. There were no merger-

related expenses for 2024, compared to $17.4 million for 2023. Excluding merger and merger-related expenses, core deposit intangible amortization of $9.8 million for 2024 and $6.1 million for 2023, noninterest expense for the comparable periods was $128.5 million and $99.9 million, respectively. Noninterest expense as a percentage of average assets decreased to 2.3% for 2024 from 2.6% for 2023. Excluding merger and merger-related expenses and core deposit intangible amortization for the comparable periods, noninterest expense as a percentage of average assets increased to 2.2% for 2024 compared to 2.1% for 2023. Management continues to focus on further streamlining processes, unlocking operational efficiencies and reducing overall noninterest expense.
Income Taxes
The Company reported income tax expense of $14.8 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively. The effective tax rate was 25.2% for 2024 and 20.8% for 2023. The primary drivers of the increased effective tax rate for 2024 when compared to 2023 were the bargain purchase gain recorded and nondeductible merger-related costs, in connection with the acquisition of TCFC. As of December 31, 2024 the Company recorded net deferred tax assets of $31.9 million compared to $40.7 million in 2023. The decrease was primarily due to the utilization of the federal NOLs and the decrease attributable to acquisition-related adjustments in 2024 compared to 2023.

REVIEW OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $6.23 billion at December 31, 2024, an increase of $219.8 million or 3.7%, when compared to $6.01 billion at December 31, 2023. The increase was primarily due to increases in loans held for investment of $131.0 million, or 2.8%, and cash and cash equivalents of $87.4 million or 23.50%, partially offset by an increase in the ACL of $559 thousand.
Cash and Cash Equivalents
Cash and cash equivalents totaled $459.9 million at December 31, 2024, compared to $372.4 million at December 31, 2023. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities
The investment portfolio includes debt and equity securities. Debt securities are classified as either AFS or HTM. AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as AOCI (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At December 31, 2024, 23.7% of the portfolio of debt securities was classified as AFS and 76.3% was classified as HTM, compared to 17.7% and 82.3% respectively, at December 31, 2023.
See Note 3 – “Investment Securities” in the “Notes to the Consolidated Financial Statements” included in Part II, Item 8. of this Annual Report on Form 10-K for additional details on the composition of our investment portfolio.
Investment securities, including restricted stock and equity securities, totaled $656.4 million at December 31, 2024, a $9.0 million, or 1.4%, increase compared to $647.3 million at December 31, 2023. At December 31, 2024, AFS securities, carried at fair value, totaled $149.2 million compared to $110.5 million at December 31, 2023. At December 31, 2024, AFS securities consisted of 82.0% mortgage-backed, 13.5% U.S. government agency securities and 4.4% corporate bonds, compared to 76.0%, 18.5%, and 5.5%, respectively, at December 31, 2023. At December 31, 2024, AFS securities gross unrealized losses were all related to changes in interest rates and were $10.9 million, or less than 1% of total assets and 2% of stockholder’s equity.
At December 31, 2024, HTM securities, carried at amortized cost, totaled $481.1 million, compared to $513.2 million at December 31, 2023. At December 31, 2024, HTM securities consisted of 70.0% mortgage-backed, 27.6% U.S. government agency securities, 2.1% other debt securities and 0.3% state and political entities, compared to 69.7%, 28.0%, 2.0% and 0.3%, respectively, at December 31, 2023. At December 31, 2024, the HTM securities had an allowance for credit losses of $203 thousand for the year ended December 31, 2024, compared to $94 thousand for the year ended December 31, 2023.
At December 31, 2024 and 2023, 97.1% of the Bank’s carrying value of its investment portfolio consisted of securities issued or guaranteed by U.S. government agencies or government-sponsored agencies.
The following tables set forth the weighted-average yields by maturity category of the bond investment portfolio as of December 31, 2024.

	Under 1 Year		1 - 5 Years		5 - 10 Years		Over 10 Years		Total Investment Securities
($ in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
December 31, 2024
Available for sale
U.S. Treasury and government agency securities	$2,454	4.39%	$13,450	1.27%	$6,623	1.34%	$457	4.76%	$22,984	$20,202
Mortgage-backed securities	5	2.00	15,728	3.87	15,622	4.12	99,084	4.19	130,439	122,384
Other debt securities	—	—	1,800	10.05	4,370	5.53	—	—	6,170	6,626
Total	$2,459	4.39	$30,978	3.10	$26,615	3.66	$99,541	4.19	$159,593	$149,212

	Under 1 Year		1 - 5 Years		5 - 10 Years		Over 10 Years		Total Investment Securities
($ in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
December 31, 2024
Held to maturity
U.S. Treasury and government agency securities	$7,000	3.45%	$114,934	2.21%	$412	2.15%	$10,214	2.15%	$132,560	$124,005
Mortgage-backed securities	30	(0.30)	7,724	3.75	20,448	3.63	308,553	2.33	336,755	289,521
Obligations of states and political entities(1)	—	—	312	4.52	—	—	1,153	4.53	1,465	1,450
Other debt securities	—	—	3,000	9.56	7,500	4.63	—	—	10,500	9,758
Total	$7,030	3.43	$125,970	2.48	$28,360	3.87	$319,920	2.34	$481,280	$424,734
_____________________________________________
(1)Yields have been adjusted to reflect a tax equivalent basis using the statutory federal tax rate of 21%.
Credit Quality Information
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at December 31, 2024 or 2023. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being sub-debt of other banks.
The following table presents the amortized cost of HTM securities based on their lowest publicly available credit rating as of December 31, 2024.

	December 31, 2024
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$132,560	$—	$—	$—	$—	$—	$132,560
Mortgage-backed securities	336,755	—	—	—	—	—	336,755
Obligations of states and political entities	—	1,465	—	—	—	—	1,465
Other debt securities	—	—	4,000	4,000	500	2,000	10,500
Total held to maturity securities	$469,315	$1,465	$4,000	$4,000	$500	$2,000	$481,280
Loans Held for Sale
We originate residential mortgage loans for sale on the secondary market, which we have elected to carry at fair value. At December 31, 2024, the fair value of loans held for sale amounted to $19.6 million, compared to $8.8 million at December 31, 2023.
When we sell mortgage loans, we make certain representations to the purchaser related to loan ownership, loan compliance and legality, and accurate documentation, among other things. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, we may be required to repurchase the loan or indemnify the purchaser.
The Company was not required to repurchase any loans during the years ended December 31, 2024 or 2023.

Loans Held for Investment
The following table summarizes the Company’s loan portfolio at December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	%	December 31, 2023	%	$ Change	% Change
Commercial real estate	$2,557,806	53.59%	$2,536,861	54.67%	$20,945	0.83%
Residential real estate	1,329,406	27.86	1,239,731	26.71	89,675	7.23
Construction	335,999	7.04	299,000	6.44	36,999	12.37
Commercial	237,932	4.99	229,939	4.95	7,993	3.48
Consumer	303,746	6.37	328,896	7.09	(25,150)	(7.65)
Credit cards	7,099	0.15	6,583	0.14	516	7.84
Total loans	$4,771,988	100.00%	$4,641,010	100.00%	$130,978	2.82
Allowance for credit losses on loans	(57,910)		(57,351)		(559)	0.97
Total loans, net	$4,714,078		$4,583,659		$130,419	2.85
CRE Loan Portfolio
Our loan portfolio has a CRE loan concentration, which is generally defined as a combination of certain construction and CRE loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the guidance for identifying instructions with a potential CRE concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied CRE loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied CRE loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios, and may be required to hold higher levels of capital. The Bank has a concentration in CRE loans, and experienced significant growth in its CRE portfolio with its acquisition of TCFC and its wholly-owned subsidiary CBTC. Non-owner occupied CRE loans totaled $2.08 billion and $2.02 billion at December 31, 2024 and 2023, respectively, and as a percentage of the Bank’s Tier 1 Capital + ACL were 359.5% and 382.6%, respectively. Construction loans totaled $336.0 million and $299.0 million at December 31, 2024 and 2023, respectively, and as a percentage of the Bank’s Tier 1 Capital + ACL were 58.0% and 56.7%, respectively.
The CRE portfolio has increased in the past two years. Management has extensive experience in CRE lending, and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its CRE portfolio. Monitoring practices are part of the Bank’s credit and risk departments’ annual test plans and are adjusted as needed on a quarterly basis if external or internal conditions merit changes. The Bank’s CRE monitoring plans include stress testing analysis to evaluate changes in collateral values and changes in cash flow debt service coverage ratios as a result of increasing interest rates or declines in customer net operating revenues. We may be required to maintain higher levels of capital as a result of our CRE concentrations, which could require us to obtain additional capital or be required to sell/participate portions of loans, which may adversely affect shareholder returns.

Non-Owner Occupied CRE Loans

	December 31, 2024
($ in thousands)	Amount	Average Loan Size	% of Non-Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Retail	$447,038	$2,391	21.5%	9.4%
Office/office condo	370,827	1,539	17.8	7.8
Multi-family (5+ units)	265,278	2,248	12.7	5.6
Motel/hotel	212,216	4,161	10.2	4.4
Industrial/warehouse	200,623	1,454	9.6	4.2
Commercial - improved	179,254	1,338	8.6	3.8
Other(1)	407,719	498	19.6	8.4
Total non-owner occupied CRE loans(2)	$2,082,955	1,235	100.0%	43.6%
Total portfolio loans, gross(3)	$4,771,988
(1) Other non-owner occupied CRE loans include 1-4 family dwelling loans of $138.6 million, lot/land loans of $94.3 million, self-storage loans of $72.6 million and other loans of $102.3 million.
(2) The balances for our non-owner occupied commercial real estate portfolio as of December 31, 2024, as presented in this table, coincide with our internal evaluation of risk for the purpose of monitoring loan concentrations in accordance with internal and regulatory guidelines.
(3) Excludes loans held for sale of $19.6 million.
Owner Occupied CRE Loans

	December 31, 2024
($ in thousands)	Amount	Average Loan Size	% of Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Commercial - improved	$163,405	$967	22.5%	3.4%
Office/office condo	135,153	520	18.6	2.8
Industrial/warehouse	100,731	650	13.8	2.1
Church	64,661	886	8.9	1.4
Retail	63,696	601	8.8	1.3
Other(1)	199,920	1,227	27.4	4.2
Total owner-occupied CRE loans	$727,566	786	100.0%	15.2%
Total portfolio loans, gross(2)	$4,771,988
(1) Other owner occupied CRE loans include marine/boat slips of $59.1 million, restaurant loans of $58.4 million, fire/CMS building loans of $25.9 million and other loans of $56.7 million.
(2) Excludes loans held for sale of $19.6 million.
Office CRE Loan Portfolio
The Bank’s office CRE loan portfolio, which includes owner occupied and non-owner occupied CRE loans, was $506.0 million or 10.6% of total loans of $4.77 billion at December 31, 2024. At December 31, 2024, the Bank’s medical tenant loans were $138.7 million and government or government contractor tenant loans were $55.0 million, which equaled 27.4% and 10.9%, respectively, of the total office CRE loan portfolio. There were 501 loans in the office CRE portfolio with an average and median loan size of $1.0 million and $375 thousand, respectively. Loan-to-value (“LTV”) estimates are less than 50% for $182.3 million, or 36.0%, of the office CRE loan portfolio and greater than 80% for $9.7 million, or 1.9%, of the office CRE loan portfolio. LTV collateral values are based on the most recent appraisal, which varies from the initial loan boarding to interim credit reviews. LTV estimates for the office CRE loan portfolio are summarized below and LTV collateral values are based on the most recent appraisal, which may vary from the appraised value at loan origination.
The Bank had 18 office CRE loans totaling $164.5 million that were greater than $5.0 million at December 31, 2024, compared to 24 office CRE loans totaling $189.8 million at December 31, 2023. The decrease in this portfolio segment was the result of normal amortization and one closed loan totaling $10.4 million, and adjustments totaling $13.9 million to remove non-bank-owned participation balances. For the office CRE portfolio at December 31, 2024, the average loan debt-service coverage ratio was 1.9x and the average LTV was 49.3%. Of the office CRE portfolio balance, 75% was secured by properties in rural or suburban areas with limited exposure to metropolitan cities and 97% were secured by properties with five stories or less. Of the office CRE loans, $33.6 million will mature and $17.5 million will reprice prior to December 31, 2025. Of the office CRE loans, $2.3 million are special mention or substandard.
Maturity of Loan Portfolio
The following table below sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2024. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

($ in thousands)	Maturing within one year	Maturing after one but within five years	Maturing after five but within 15 years	Maturing after 15 years	Total
Commercial real estate	$210,427	$744,019	$770,135	$833,225	$2,557,806
Residential real estate	48,073	134,873	124,640	1,021,820	1,329,406
Construction	229,216	70,235	35,059	1,489	335,999
Commercial	79,461	85,363	57,825	15,283	237,932
Consumer	2,091	82,862	98,659	120,134	303,746
Credit cards	2,865	2,392	1,842	—	7,099
Totals	$572,133	$1,119,744	$1,088,160	$1,991,951	$4,771,988

Rate Terms:
Fixed-interest rate loans	$516,033	$1,028,449	$719,859	$426,175	$2,690,516
Adjustable-interest rate loans	56,100	91,295	368,301	1,565,776	2,081,472
Total	$572,133	$1,119,744	$1,088,160	$1,991,951	$4,771,988

Asset Quality
The following table summarizes asset quality information and ratios at December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	December 31, 2023
ASSET QUALITY
Total portfolio loans	$4,771,988	$4,641,010
Classified assets(1)	28,173	14,851
Allowance for credit losses on loans	(57,910)	(57,351)

Past due loans - 31 to 89 days	$8,807	$10,853
Past due loans >= 90 days	294	738
Total past due (delinquency) loans	$9,101	$11,591

Nonaccrual loans	$21,008	$12,784
Past due loans >= 90 days	294	738
Other real estate owned (“OREO”)	179	179
Repossessed property	3,315	—
Total nonperforming assets	24,796	13,701
Accruing borrowers experiencing financial difficulty (“BEFD”) modifications(2)	1,362	367
Total nonperforming assets and BEFDs modifications	$26,158	$14,068

	December 31, 2024	December 31, 2023
ASSET QUALITY RATIOS
Classified assets to total assets(1)	0.45%	0.25%
Classified assets to risk-based capital(1)	4.77	2.75

Past due loans - 31 to 89 days to total portfolio loans	0.18%	0.23%
Past due loans >= 90 days and nonaccrual to total loans	0.45	0.29
Total past due and nonaccrual loans to total portfolio loans	0.63	0.53

Nonaccrual loans to total portfolio loans	0.44%	0.28%
Nonperforming assets to total assets	0.40	0.23
____________________________________
(1)Classified assets consist of substandard loans and OREO. Classified assets do not include special mention loans.
(2)BEFD modification loans include both nonaccrual and accruing performing loans. All BEFD modification loans are included in the calculation of asset quality financial ratios. Nonaccrual BEFD modification loans are included in the nonaccrual balance and accruing BEFD modification loans are included in the accruing BEFD modification balance.

ACL and Provision for Credit Losses
On January 1, 2023, the Company adopted ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).” The ACL is a valuation allowance that is deducted from loans’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged-off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries may not exceed the aggregate of amounts previously charged-off and expected to be charged-off.
The Bank uses loan data to estimate expected credit losses under CECL, including information about past events, current conditions, and reasonable and supportable forecasts relevant to assessing the collectability of the cash flows of the loans. Historical loss experience serves as the foundation for our estimated credit losses. Adjustments to our historical loss experience are made for differences in current loan portfolio segment credit risk characteristics such as the impact of changing unemployment rates, changes in U.S. Treasury yields, portfolio concentrations, the volume of classified loans, and other prevailing economic conditions and factors that may affect the borrower’s ability to repay, or reduction in the estimated value of any underlying collateral. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. Upon the adoption of ASC 326, the Company recorded a $10.8 million increase to the ACL.
The following is a breakdown of the Company’s general and specific allowances as a percentage of total portfolio loans at December 31, 2024 and 2023:

($ in thousands)	December 31, 2024	December 31, 2023
Specific Allowance	$1,350	$923
General Allowance	56,560	56,428
	$57,910	$57,351

Specific Allowance to total gross loans	0.02%	0.02%
General Allowance total gross loans	1.19	1.22
Allowance to total gross loans	1.21%	1.24%

Total gross loans	$4,771,988	$4,641,010
ACL as a percentage of loans decreased to 1.21% at December 31, 2024 compared to 1.24% at December 31, 2023. At December 31, 2024, the Company’s ACL increased $559 thousand, or 0.97%, to $57.9 million from $57.4 million at December 31, 2023. The increase in the general allowance was primarily due to loan growth, partially offset by favorable economic conditions in 2024.
The Company recorded a provision for credit losses on loans of $4.6 million for the year ended December 31, 2024 compared to $30.4 million for the year ended December 31, 2023 primarily due to $20.1 million related to the acquisition of TCFC legacy loans and $7.3 million resulting from the change in ACL methodology on TCFC legacy loans in 2023. Net charge-offs amounted to $2.0 million, or 0.06% of average loans for the year ended December 31, 2023 compared to net charge-offs of $4.1 million or 0.09% of average loans for the year ended December 31, 2024. The increase in charge-offs in 2024 were primarily due to the marine portfolio.
Management believes that the ACL was adequate at December 31, 2024. The ACL as a percent of total loans may increase or decrease in future periods based on economic conditions. Management’s determination of the adequacy of the ACL is based on a periodic evaluation of the loan portfolio. For additional information regarding the ACL, refer to Note 1 – “Summary of Significant Accounting Policies” and Note 4 – “Loans and Allowance for Credit Losses” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8., as well as “Critical Accounting Policies” contained in Part II, Item 7. of this Annual Report on Form 10-K.

The following table allocates the ACL by portfolio loan category at the dates indicated. The allocation of the ACL to each category is not necessarily indicative of future losses and does not restrict the use of the ACL to absorb losses in any category.

	December 31, 2024		December 31, 2023
($ in thousands)	Amount	%(1)	Amount	%(1)
Commercial real estate	$22,846	53.59%	$23,015	54.67%
Residential real estate	21,776	27.86	19,909	26.71
Construction	2,854	7.04	3,935	6.44
Commercial	3,138	4.99	2,671	4.95
Consumer	6,889	6.37	7,601	7.09
Credit cards	407	0.15	220	0.14
Total allowance for credit losses	$57,910	100.00%	$57,351	100.00%
____________________________________
(1) Percent of loans in each category to total portfolio loans.

The following table indicates net charge-offs or recoveries by average loan portfolio category for the years ended as indicated:

	December 31, 2024			December 31, 2023
($ in thousands)	Net (Charge-offs) Recoveries	Average Balance(1)	%	Net (Charge-offs) Recoveries	Average Balance(1)	%
Commercial real estate	$—	$2,286,363	—%	$(1,326)	$1,875,969	0.07%
Residential real estate	6	1,279,211	—	(75)	989,037	0.01
Construction	1	318,650	—	15	311,360	—
Commercial	(175)	237,326	0.07	(232)	127,441	0.18
Consumer(2)	(3,329)	319,922	1.04	(290)	322,904	0.09
Credit cards	(575)	2,486	23.13	(111)	2,811	3.95
	(4,072)	4,443,958	0.09	(2,019)	3,629,522	0.06
Allowance for credit losses	—	(58,089)	—	—	(40,777)	—
Total net charge-off and average loans	$(4,072)	$4,385,869	0.09	$(2,019)	$3,588,745	0.06
____________________________________
(1) Excludes loans held for sale.
(2) Includes the marine portfolio.

Off-Balance Sheet Credit Exposure Reserve
The Company’s reserve for off-balance sheet credit exposures was $1.1 million at December 31, 2024 and December 31, 2023. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.

Classified Assets and Special Mention Assets
Classified assets increased $13.3 million from $14.9 million at December 31, 2023 to $28.2 million at December 31, 2024. Management considers classified assets to be an important measure of asset quality. Increases in classified and special mention loan categories were due to loans related to our marine lending portfolio and residential mortgages, all of which are diverse in origination date. The Company’s risk rating process for classified loans is an important input into the Company’s allowance methodology. Risk ratings are an important input into the Company’s ACL qualitative framework. The following is a breakdown of the Company’s classified and special mention assets at December 31, 2024 and 2023, respectively:

($ in thousands)	December 31, 2024	December 31, 2023
Classified loans
Substandard	$24,679	$14,672
Doubtful	—	—
Loss	—	—
Total classified loans	24,679	14,672
Special mention loans	33,518	28,263
Total classified loans and special mention loans	$58,197	$42,935

Classified loans	$24,679	$14,672
OREO	179	179
Repossessed assets	3,315	—
Total classified assets	$28,173	$14,851

Total classified assets and special mention loans	$61,691	$43,114

Total classified assets as a percentage of total assets	0.45%	0.25%
Total classified assets as a percentage of risk based capital	4.77	2.75
Nonperforming Assets
At December 31, 2024, nonperforming assets were $24.8 million, an increase of $11.1 million, or 80.98%, when compared to December 31, 2023. The increase in nonperforming assets was primarily due to the increase in nonaccrual loans acquired in the merger and an increase in repossessed assets related to the marine portfolio. At December 31, 2024, the ratio of nonaccrual loans to total assets was 0.34%, an increase from 0.21% at December 31, 2023. The ratio of nonperforming assets to total assets at December 31, 2024 was 0.40% compared to 0.23% at December 31, 2023.
The Company continues to focus on the resolution of its nonperforming and problem loans. The efforts to accomplish this goal include frequently contacting borrowers until the delinquency is cured or until an acceptable payment plan has been agreed upon; obtaining updated appraisals; provisioning for credit losses; charging-off loans; transferring loans to OREO or repossessed assets; aggressively marketing OREO and repossessed assets; and selling loans. The reduction of nonperforming and problem loans is and will continue to be a high priority for the Company.

The following table summarizes our nonperforming assets for the years ended December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	December 31, 2023
Nonperforming assets
Nonaccrual loans	$21,008	$12,784
Total loans 90 days or more past due and still accruing	294	738
OREO	179	179
Repossessed assets	3,315	—
Total nonperforming assets	$24,796	$13,701

As a percent of total loans:
Nonaccrual loans	0.44%	0.28%

As a percent of total loans and OREO:
Nonperforming assets	0.52%	0.30%

As a percent of total assets:
Nonaccrual loans	0.34%	0.21%
Nonperforming assets	0.40	0.23
Deposits
The following is a breakdown of the Company’s deposit portfolio at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
($ in thousands)	Balance	%	Balance	%	$ Change	% Change
Noninterest-bearing demand	$1,562,815	28.27%	$1,258,037	23.36%	$304,778	24.23%
Interest-bearing:
Demand	978,076	17.69	1,165,546	21.64	(187,470)	(16.08)
Money market and savings	1,805,884	32.67	1,777,927	33.01	27,957	1.57
Time deposits	1,181,561	21.37	1,184,610	21.99	(3,049)	(0.26)
Total interest-bearing	3,965,521	71.73	4,128,083	76.64	(162,562)	(3.94)

Total deposits	$5,528,336	100.00%	$5,386,120	100.00%	$142,216	2.64
Total deposits increased $142.2 million, or 2.6%, to $5.53 billion at December 31, 2024 when compared to December 31, 2023. The increase in total deposits was primarily due to an increase in noninterest-bearing demand deposits of $304.8 million and money market and savings deposits of $28.0 million, partially offset by decreases in interest-bearing demand deposits of $187.5 million and time deposits of $3.0 million.
Total estimated uninsured deposits were $905.3 million, or 16.4% of total deposits, at December 31, 2024. At December 31, 2024, there were $160.2 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank’s uninsured deposits, excluding deposits secured by the market value of pledged collateral, at December 31, 2024 was $745.1 million, or 13.5% of total deposits.
For FDIC call reporting purposes, reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.00 billion. Reciprocal deposits increased $354.2 million to $1.65 billion at December 31, 2024, compared to $1.29 billion at December 31, 2023. Reciprocal deposits as a percentage of the Bank’s liabilities at December 31, 2024 and 2023 were 29.8% and 24.0%, respectively. For call reporting purposes, $520.5 million of reciprocal deposits were considered brokered at December 31, 2024 compared to $229.9 million at December 31, 2023.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At December 31, 2024, the Bank had three local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $547.4 million, or 9.90% of total deposits of $5.53 billion. At December 31, 2023, there were four customer deposit relationships that exceeded 2% of total deposits, totaling $598.5 million or 11.11% of total deposits of $5.39 billion.
The Bank uses deposits primarily to fund loans and to purchase investment securities. Average total deposits increased from $4.03 billion at December 31, 2023 to $5.19 billion at December 31, 2024, an increase of $1.16 billion, or 28.79%.
The following table sets forth the average balances of deposits and percentage of each major category to total average deposits for the years ended December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
($ in thousands)	Average Balance	%	Average Balance	%
Noninterest-bearing demand	$1,454,087	28.02%	$1,043,479	25.90%
Interest-bearing deposits
Demand	825,773	15.91	883,976	21.94
Money market and savings	1,690,905	32.59	1,275,088	31.65
Time deposits	1,205,411	23.23	770,370	19.12
Brokered deposits	12,636	0.24	56,101	1.39
Total interest-bearing	3,734,725	71.98	2,985,535	74.10

Total deposits	$5,188,812	100.00%	$4,029,014	100.00%
Average interest-bearing deposits increased $749.2 million, or 25.1%, in 2024, compared to 2023. Average noninterest-bearing deposits increased $410.6 million, or 39.3%, in 2024, compared to 2023. Deposits provided funding for approximately 94.0% and 92.5% of average earning assets for 2024 and 2023, respectively.
The following table sets forth the aggregate amount and maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2024, as well as the portion that is uninsured.

($ in thousands)	Total	Uninsured
Three months or less	$80,264	$41,514
Over three through 6 months	82,654	37,404
Over 6 through 12 months	195,105	74,836
Over 12 months	16,083	6,333
Total	$374,106	$160,087
Note 8 – “Deposits” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8. of this Annual Report on Form 10-K includes the scheduled contractual maturities of total certificates of deposit of $1.18 billion at December 31, 2024.
Securities Sold Under Retail Repurchase Agreements
Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. There were no securities sold under retail purchase agreements at December 31, 2024 and 2023.
Wholesale Funding - Short-Term Borrowings and Brokered Deposits
The Company borrows from the FHLB on a short-term basis to meet liquidity needs. There were no short-term borrowings outstanding at December 31, 2024 and 2023.
The Company’s wholesale funding increased $5.5 million, which includes FHLB advances and brokered deposits, from $44.5 million in brokered deposits at December 31, 2023 to $50.0 million in FHLB advances at December 31, 2024. Brokered deposits for the Company’s measurement of wholesale funding exclude reciprocal deposit balances that exceeded 20% of the Bank’s total liabilities.
Contractual Obligations
The Company has various contractual obligations that affect its cash flows and liquidity. Our operating leases are primarily related to branch premises and equipment. Purchase obligations arise from agreements to purchase goods and services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. For information regarding material contractual obligations, please see Note 6 – “Leases” and Note 22 – “Revenue Recognition” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8. of this Annual Report on Form 10-K.
Long-Term Debt
The Company occasionally borrows from the FHLB to meet longer-term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. There were $50.0 million and zero long-term borrowings from the FHLB outstanding at December 31, 2024 and 2023, respectively.
On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements with certain accredited purchasers pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.
As a result of the acquisition of Severn, effective October 31, 2021, the Company acquired Junior Subordinated Debt Securities due in 2035, which had an outstanding principal balance of $20.6 million. The debt balance of $18.8 million at December 31, 2024 and $18.6 million at December 31, 2023 was presented net of fair value adjustments of $1.8 million and $2.0 million, respectively.
Additionally, as a result of the TCFC merger in 2023, the Company acquired Junior Subordinated Debt Securities which had an outstanding principal balance of $12.4 million. The debt balance of $11.1 million at December 31, 2024 was presented net of a fair value adjustment of $1.3 million. In addition, the Company also acquired 4.75% fixed-to-floating rate subordinated notes with a principal balance of $19.5 million. At December 31, 2024, the debt had a balance of $19.0 million, which was presented net of fair value adjustment of $548 thousand.
For additional information regarding long-term debt, refer to Note 9 – “Borrowings” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8. of this Annual Report on Form 10-K.
Stockholders’ Equity
Total stockholders’ equity was $541.1 million at December 31, 2024, compared to $511.1 million at December 31, 2023. The increase in stockholders’ equity in 2024 was primarily due to net income of $43.9 million, partially offset by dividends paid of $16.0 million. The ratio of period-end equity to total assets was 8.68% for 2024, as compared to 8.50% for 2023.

($ in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Common stock, $0.01 par value per share	$333	$332	$1	0.3%
Additional paid in capital	358,112	356,007	2,105	0.6
Retained earnings	190,166	162,290	27,876	17.2
Accumulated other comprehensive loss	(7,545)	(7,494)	(51)	0.7
Total stockholders’ equity	$541,066	$511,135	$29,931	5.9
We record unrealized holding gains (losses), net of tax, on investment securities available for sale as AOCI (loss), a separate component of stockholders’ equity. At December 31, 2024 and 2023, the portion of the investment portfolio designated as “available for sale” had a net unrealized holding loss, net of tax, of $7.5 million.

LIQUIDITY
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
The Company’s principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent upon the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. Customer deposits are considered the primary source of funds supporting the Bank’s lending and investment activities.
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
Liquidity is provided by access to funding sources, which include core deposits and brokered deposits. Other sources of funds include our ability to borrow, such as purchasing federal funds from correspondent banks, sales of securities under agreements to repurchase and advances from the FHLB. The Bank uses wholesale funding (brokered deposits and other sources of funds) to supplement funding when loan growth exceeds core deposit growth and for asset-liability management purposes.
We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the consolidated statements of cash flows, the net increase in cash and cash equivalents was $87.4 million for the year ended December 31, 2024, compared to an increase of $316.9 million for the year ended December 31, 2023.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. At December 31, 2024, the Bank had approximately $1.47 billion of available liquidity, including $459.9 million in cash and cash equivalents, $317.9 million in unpledged securities, $743.6 million in secured borrowing capacity at the FHLB of Atlanta, partially offset by FHLB advances and a letter of credit of $50.0 million and $6.1 million, respectively. The Bank has arrangements with other correspondent banks whereby it has $95.0 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. Through the FHLB, the Bank had available lendable collateral of approximately $743.6 million and $745.1 million at December 31, 2024 and 2023, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB of Atlanta. The following table presents the Company’s liquidity in use and liquidity available as of December 31, 2024.

	December 31, 2024
($ in thousands)	Liquidity in Use	Liquidity Available
FHLB secured borrowings(1)	$56,100	$743,568
Unsecured federal fund purchase lines	—	95,000

Unpledged assets
Cash and cash equivalents	n/a	459,851
Investment securities	n/a	317,851
Total	$56,100	$1,616,270
(1) The Bank has pledged a portion of the commercial real estate and residential loan portfolio to the FHLB to secure the line of credit.

CAPITAL RESOURCES
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 12.50%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank was deemed “well-capitalized” under applicable regulatory capital requirements at December 31, 2024.
The Company evaluates capital resources by the ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update its strategic plan, which includes a three-year capital plan. In developing its plan, the Company considers the impact to capital of asset growth, loan concentrations, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing.
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
As of December 31, 2024, the Bank and the Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well-capitalized” for purposes of the prompt corrective action regulations. The following tables present the applicable capital ratios for the Company and the Bank as of December 31, 2024 and 2023.

December 31, 2024	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	8.02%	9.44%	10.06%	12.18%
The Bank	8.58	10.75	10.75	11.97

December 31, 2023	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	7.75%	8.69%	9.32%	11.49%
The Bank	8.33	10.02	10.02	11.27
On February 4, 2025, the Company announced that its Board of Directors declared a cash dividend of $0.12 per share, payable on February 28, 2025, to holders of record of shares of common stock as of February 14, 2025.
See Note 16 – “Regulatory Capital Requirements” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8. of this Annual Report on Form 10-K for further information about the regulatory capital positions of the Bank and Company.
The Company provides banking services to customers who do business in the cannabis industry. Prior to the second quarter of 2022, the Company restricted these businesses to include only those in the medical-use cannabis industry in the state of Maryland. During the second quarter of 2022, the Company expanded its cannabis banking program to include both medical and adult-use licensees in other states, with an initial offering of the Company’s existing Maryland customers with multi-state operations. While the Company is providing banking services to customers that are engaged in growing, processing, and sales of both medical and adult-use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally-insured financial institution being subject to such aiding and abetting liability, the strict enforcement of federal laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the federal government takes actions against the Company. As of December 31, 2024, the Company has not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with our cannabis customers:
•Deposit and loan balances at December 31, 2024 were approximately $151.4 million, or 2.7% of total deposits, and $82.6 million, or 1.7% of total gross loans, respectively.
•Interest and noninterest income for the year ended December 31, 2024 were approximately $4.1 million and $1.1 million, respectively.
For information about risks relating to liquidity, see “Risk Factors” included in Part I, Item 1A. of this this Annual Report on Form 10-K.
Comparison of Cash Flows for the Years Ended December 31, 2024 and 2023
During the year ended December 31, 2024, all financing activities provided $175.1 million in cash compared to $121.9 million in cash provided for the same period in 2023. The Company was provided $53.2 million more cash from financing activities compared to the prior year, primarily due to increased deposits of $304.8 million from management’s efforts to expand deposit relationships. The Company used less cash in 2024 compared to 2023 for net long-term debt activity. Short-term borrowings activity used $109.0 million less cash in 2024 compared to 2023 as the Bank paid down wholesale funding. The Company used $3.3 million more cash for stock-related activities in 2024 compared to 2023, primarily due to a $3.3 million increase in common stock dividend payments.
The Bank’s principal use of cash has been in investing activities including its investments in loans and investment securities. In 2024, the level of net cash used in investing activities increased $306.9 million to $134.5 million from net cash provided by investing activities of $172.3 million in 2023. The increase in cash used was primarily the result of cash used for loan activities and investment securities. Cash used for loan activities decreased $194.0 million to $123.3 million for the year ended December 31, 2024 from $317.3 million for the year ended December 31, 2023 as organic loan growth slowed in 2024 as management focused on merger integration as well as safe and sound moderate loan growth in the current economic environment. The use of funds to purchase investment securities increased $93.7 million to $162.4 million for the year ended December 31, 2024, from $68.7 million for the year ended December 31, 2023. Cash proceeds from investment securities decreased $388.8 million as total proceeds from sales of acquired AFS securities decreased for the year ended December 31, 2024, compared to the year ended December 31, 2023.
Operating activities provided more cash of $24.2 million as cash provided increased to $46.9 million for the year ended December 31, 2024, compared to $22.7 million of cash provided for the same period of 2023.
The Company has no business other than holding the stock of the Bank and does not currently have any material funding requirements, except for the payment of dividends on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.

USE OF NON-GAAP FINANCIAL MEASURES
Statements included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP financial measures and should be read along with the accompanying tables, which provide a reconciliation of non-GAAP financial measures to GAAP financial measures. The Company’s management uses these non-GAAP financial measures and believes that non-GAAP financial measures provide additional useful information that allows readers to evaluate the ongoing performance of the Company. Non-GAAP financial measures should not be considered as an alternative to any measure of performance or financial condition as promulgated under GAAP, and investors should consider the Company’s performance and financial condition as reported under GAAP and all other relevant information when assessing the performance or financial condition of the Company. Non-GAAP financial measures have limitations as analytical tools, and investors should not consider them in isolation or as a substitute for analysis of the results or financial condition as reported under GAAP. See non-GAAP reconciliation schedules that immediately follow.
Reconciliation of Non-GAAP Measures
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

($ in thousands, except per share amounts)	December 31, 2024	December 31, 2023

Total assets	$6,230,763	$6,010,918
Less: intangible assets
Goodwill	63,266	63,266
Core deposit intangibles	38,311	48,090
Total intangible assets	101,577	111,356
Tangible assets	$6,129,186	$5,899,562

Total common equity	$541,066	$511,135
Less: intangible assets	101,577	111,356
Tangible common equity	$439,489	$399,779

Common shares outstanding at end of period	33,332,177	33,161,532

Common equity to assets	8.68%	8.50%
Tangible common equity to tangible assets	7.17	6.78

Common book value per share	$16.23	$15.41
Tangible common book value per share	13.19	12.06

Return on Average Common Equity
Return on average common equity is a financial ratio that measures the profitability of a company in relation to the average stockholders’ equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average shareholders’ equity for a specific period of time.

	Year Ended December 31,
($ in thousands)	2024	2023

Net income (as reported)	$43,889	$11,228

Return on average common equity	8.35%	2.54%

Average stockholders’ equity	$525,742	$441,790
Return on Average Tangible Common Equity
Return on average tangible common equity is computed by dividing net earnings applicable to common shareholders by average tangible common stockholders’ equity. Management believes that return on average tangible common equity is meaningful because it measures the performance of a business consistently, whether acquired or internally-developed. ROATCE is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

	Year Ended December 31,
($ in thousands)	2024	2023

Net income (as reported)	$43,889	$11,228
Core deposit intangible amortization (net of tax)	7,311	4,254
Merger and acquisition costs (net of tax)	—	11,637
Net earnings applicable to common shareholders	$51,200	$27,119

Return of average tangible common equity	12.21%	7.74%

Average stockholders’ equity	$525,742	$441,790
Average goodwill and core deposit intangible	(106,409)	(91,471)
Average tangible stockholders’ common equity	$419,333	$350,319

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The board of directors has approved the Company’s interest rate risk policy and assigned oversight to the Board Risk Oversight Committee. The policy establishes limits on risk, which are quantitative measures of the percentage change in net interest income and economic value of equity resulting from changes in interest rates. Both net interest income and economic value of equity simulations assist in identifying, measuring, monitoring and controlling interest rate risk and along with mitigating strategies are used by management to maintain interest rate risk exposure within Board policy guidelines.
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
The Company’s internal limits for parallel shock scenarios are as follows:

Shock in Basis Points	Net Interest Income	Economic Value of Equity
+ - 400	+/-25%	+/-40%
+ - 300	+/- 20%	+/- 30%
+ - 200	+/- 15%	+/- 20%
+ - 100	+/- 10%	+/- 10%

It is management’s goal to manage the Bank’s portfolios so that net interest income at risk over twelve and twenty-four-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of December 31, 2024, the Company exceeded Board approved limits for the percentage change in economic value of equity in the interest rate shock of -200 due to average lives and low level of market rates on non-maturing deposit instruments. As of December 31, 2023, the Company did not exceed any Board approved limits.
Measures of net interest income at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in net interest income over a twelve-month period for parallel rate shocks for up 400, 300, 200, 100 and down 100, and 200 scenarios:

Estimated Changes in Net Interest Income

Change in Interest Rates:	+ 400 basis points	+ 300 basis points	+ 200 basis points	+ 100 basis points	- 100 basis points	- 200 basis points

Policy limit	+/-25%	+/- 20%	+/- 15%	+/- 10%	+/-10%	+/- 15%

December 31, 2024	(3.8)%	(2.4)%	(1.3)%	(0.5)%	(0.1)%	(2.1)%
December 31, 2023	(15.6)%	(11.6)%	(7.6)%	(3.6)%	2.1%	2.8%
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

Estimated Changes in Economic Value of Equity

Change in Interest Rates:	+ 400 bp	+ 300 bp	+ 200 bp	+ 100 bp	- 100 bp	- 200 bp

Policy limit	+/-40%	+/- 30%	+/- 20%	+/- 10%	+/-10%	+/- 20%

December 31, 2024	15.2%	14.2%	11.7%	7.2%	(10.0)%	(24.2)%
December 31, 2023	(27.7)%	(20.9)%	(13.8)%	(6.6)%	4.1%	5.8%
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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Shore Bancshares, Inc. (the “Company”) is responsible for the preparation, integrity and fair presentation of the financial statements included in this Annual Report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and reflect management’s judgments and estimates concerning the effects of events and transactions that are accounted for or disclosed.
Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. The internal control system contains monitoring mechanisms, and appropriate actions taken to correct identified deficiencies. Management believes that internal controls over financial reporting, which are subject to scrutiny by management and the Company’s internal auditors, support the integrity and reliability of the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control system, including the possibility of human error and the circumvention or overriding of internal controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In addition, because of changes in conditions and circumstances, the effectiveness of internal control over financial reporting may vary over time. The Audit Committee of the board of directors (the “Committee”), is comprised entirely of outside directors who are independent of management. The Committee is responsible for the appointment and compensation of the independent auditors and makes decisions regarding the appointment or removal of members of the internal audit function. The Committee meets periodically with management, the independent auditors, and the internal auditors to ensure that they are carrying out their responsibilities. The Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. The independent auditors and the internal auditors have full and unlimited access to the Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Committee.
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2024. This assessment was conducted based on the Committee of Sponsoring Organizations of the Treadway Commission “Internal Control - Integrated Framework (2013).” Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The 2024 financial statements have been audited by the independent registered public accounting firm of Crowe LLP (“Crowe”). Personnel from Crowe were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to all the independent auditors were valid and appropriate. The resulting report from Crowe accompanies the financial statements. Crowe has also issued a report on the effectiveness of internal control over financial reporting. This report has also been made a part of this Annual Report.

/s/ James M. Burke	/s/ Todd L. Capitani
James M. Burke	Todd L. Capitani
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
March 10, 2025	March 10, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 173)

Stockholders and the Board of Directors
Shore Bancshares, Inc.
Easton, Maryland

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Shore Bancshares, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statement of income, comprehensive income, changes in stockholders’ equity, and cash flows for the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses – Economic Imprecision Qualitative Factor
As described in Note 1 to the financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2024, the balance of the allowance for credit losses (“ACL”) on loans was $57.9 million.
The Company’s methodology for estimating the amount reported in the ACL includes an allowance assessed on a collective basis for pools of loans that share similar risk characteristics, which are evaluated collectively using a cash flow approach which includes loan-level cash flow projections and pool-level assumptions and incorporates a reasonable and supportable forecast. Management’s estimate of the ACL on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Qualitative factors considered by management include concentrations of loans to specific industry segments; the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral, and the probability of the near-term recession and its impacts on estimated losses that is captured through an economic imprecision factor. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
We identified auditing the economic imprecision qualitative factor of the ACL as a critical audit matter because the methodology to determine the estimate of credit losses uses subjective judgments by management and is subject to material variability. Performing audit procedures to evaluate the economic imprecision qualitative factor involved a high degree of auditor judgment, subjectivity and required significant effort, including the need to involve more experienced audit personnel.
The primary procedures we performed to address this critical audit matter included:
•Testing the effectiveness of controls over the evaluation of the qualitative factor assessments, particularly the economic imprecision factor, used in the ACL on collectively evaluated loans, including controls addressing:
◦Methodology and accounting policies related to the qualitative factors
◦Data inputs, calculations, and judgments used to determine the qualitative factors
◦Management’s output review of the ACL inclusive of qualitative factors
•Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the economic imprecision qualitative factor of the ACL which is applied to loans which are collectively evaluated, which included:
◦Evaluation of the reasonableness of the Company’s accounting policies, judgments, and elections related to the economic imprecision qualitative factor
◦Testing the accuracy of key inputs and calculations used to determine the economic imprecision qualitative factor
◦Evaluation of the reasonableness of management’s judgments and assumptions related to the economic imprecision qualitative factor to determine if it is calculated in conformity with management’s policies and was consistently applied period over period.

/s/ Crowe LLP

We have served as the Company’s auditor since 2024.

Livingston, New Jersey
March 10, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 613)
To the Stockholders and the Board of Directors of Shore Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Shore Bancshares, Inc. and its subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
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
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Yount, Hyde & Barbour, P.C.

We served as the Company’s auditor from 2017 to 2024.

Winchester, Virginia
March 15, 2024

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$44,008	$63,172
Interest-bearing deposits with other banks	415,843	309,241
Cash and cash equivalents	459,851	372,413
Investment securities:
Available for sale, at fair value (amortized cost of $159,593 and $120,832 at December 31, 2024 and 2023, respectively)	149,212	110,521
Held to maturity, net of allowance for credit losses of $203 and $94 (fair value of $424,734 and $457,830) at December 31, 2024 and 2023, respectively	481,077	513,188
Equity securities, at fair value	5,814	5,703
Restricted securities, at cost	20,253	17,900
Loans held for sale, at fair value	19,606	8,782
Loans held for investment (fair value of $9,466 and $9,944 at December 31, 2024 and 2023, respectively)	4,771,988	4,641,010
Less: allowance for credit losses	(57,910)	(57,351)
Loans, net	4,714,078	4,583,659

Premises and equipment, net	81,806	82,386
Goodwill	63,266	63,266
Other intangible assets, net	38,311	48,090
Mortgage servicing rights, at fair value	5,874	5,926
Right-of-use assets	11,385	12,487
Cash surrender value on life insurance	104,421	101,704
Accrued interest receivable	19,570	19,217
Deferred income taxes	31,857	40,707
Other assets	24,382	24,969
TOTAL ASSETS	$6,230,763	$6,010,918

LIABILITIES
Deposits:
Noninterest-bearing	$1,562,815	$1,258,037
Interest-bearing checking	978,076	1,165,546
Money market and savings	1,805,884	1,777,927
Time deposits	1,181,561	1,184,610
Total deposits	5,528,336	5,386,120
FHLB advances	50,000	—
Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”)	29,847	29,530
Subordinated debt	43,870	43,139
Total borrowings	123,717	72,669
Lease liabilities	11,844	12,857
Other liabilities	25,800	28,137
TOTAL LIABILITIES	5,689,697	5,499,783
COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS’ EQUITY
Common stock, par value $0.01 per share; shares authorized 50,000,000; shares issued and outstanding 33,332,177 and 33,161,532 at December 31, 2024 and 2023, respectively	333	332
Additional paid in capital	358,112	356,007
Retained earnings	190,166	162,290
Accumulated other comprehensive loss	(7,545)	(7,494)
TOTAL STOCKHOLDERS’ EQUITY	541,066	511,135
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,230,763	$6,010,918
See accompanying notes to consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2024	2023
INTEREST INCOME
Interest and fees on loans	$269,631	$194,339
Interest and dividends on taxable investment securities	19,444	16,832
Interest and dividends on tax-exempt investment securities	24	46
Interest on federal funds sold	—	92
Interest on deposits with other banks	6,239	2,770
Total interest income	295,338	214,079

INTEREST EXPENSE
Interest on deposits	115,301	68,800
Interest on short-term borrowings	2,131	5,518
Interest on long-term borrowings	7,357	4,454
Total interest expense	124,789	78,772

NET INTEREST INCOME	170,549	135,307
Provision for credit losses	4,738	30,953
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	165,811	104,354

NONINTEREST INCOME
Service charges on deposit accounts	6,149	5,501
Trust and investment fee income	3,367	3,608
Loss on sales and calls of investment securities	—	(2,166)
Gain on sale of loans held for sale	5,021	2,978
Mortgage banking revenue	966	1,535
Interchange credits	6,741	5,714
Title Company revenue	402	551
Bargain purchase gain	—	8,816
Other noninterest income	8,501	6,622
Total noninterest income	31,147	33,159

NONINTEREST EXPENSE
Salaries and employee benefits	66,579	57,003
Occupancy expense	9,706	7,791
Furniture and equipment expense	3,441	2,551
Data processing	12,329	8,783
Directors’ fees	1,557	1,156
Amortization of other intangible assets	9,779	6,105
FDIC insurance premium expense	4,413	3,479
Legal and professional fees	5,836	4,337
Fraud losses	4,998	879
Merger-related expenses	—	17,356
Other noninterest expenses	19,616	13,889
Total noninterest expense	138,254	123,329
Income before income taxes	58,704	14,184
Income tax expense	14,815	2,956
NET INCOME	$43,889	$11,228

Basic net income per common share	$1.32	$0.42
Diluted net income per common share	$1.32	$0.42
Dividends paid per common share	$0.48	$0.48
See accompanying notes to consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in thousands)	2024	2023
Net income	$43,889	$11,228

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on available for sale securities	(70)	2,101
Tax effect	19	(574)
Total other comprehensive income (loss)	(51)	1,527
Comprehensive income	$43,838	$12,755
See accompanying notes to consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2022	$199	$201,494	$171,613	$(9,021)	$364,285
Net income	—	—	11,228	—	11,228
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(7,818)	—	(7,818)
Other comprehensive income	—	—	—	1,527	1,527
TCFC acquisition	132	152,955	—	—	153,087
Common shares issued for employee stock purchase plan	1	384	—	—	385
Stock-based compensation	—	1,174	—	—	1,174
Cash dividends at $0.48 per common share	—	—	(12,733)	—	(12,733)
Balances, December 31, 2023	332	356,007	162,290	(7,494)	511,135
Net income	—	—	43,889	—	43,889
Other comprehensive loss	—	—	—	(51)	(51)
Common shares issued for employee stock purchase plan	1	375	—	—	376
Stock-based compensation	—	1,730	—	—	1,730
Cash dividends at $0.48 per common share	—	—	(16,013)	—	(16,013)
Balances, December 31, 2024	$333	$358,112	$190,166	$(7,545)	$541,066
See accompanying notes to consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,889	$11,228
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(14,734)	(8,772)
Provision for credit losses	4,738	30,953
Depreciation and amortization	16,040	10,939
Net amortization of securities	(546)	838
Amortization of debt issuance costs	122	122
Bargain purchase gain	—	(8,816)
Gain on mortgage loans held for sale	(5,021)	(2,978)
Gain on other mortgage loan activity	(220)	(499)
Proceeds from sale of mortgage loans held for sale	170,205	121,734
Originations of loans held for sale	(176,415)	(123,376)
Stock-based compensation expense	1,730	1,174
Deferred income tax expense	8,869	2,721
Losses on sales and calls of securities	—	2,166
Gain on sales of repossessed assets	(3)	—
Loss on valuation adjustments on mortgage servicing rights	361	251
Loss on disposal of fixed assets	10	—
Gain on disposal of premises held for sale	(737)	—
Valuation adjustments on premises transferred to held for sale	289	272
Gain on sales and valuation adjustments on other real estate owned	—	(3)
Fair value adjustments on loans held for investment, at fair value	257	(33)
Fair value adjustment on equity securities	55	(54)
Bank owned life insurance income	(2,657)	(1,997)
Net changes in:
Accrued interest receivable	(353)	(724)
Other assets	4,770	(10,875)
Accrued interest payable	(1,313)	2,095
Other liabilities	(2,449)	(3,653)
Net cash provided by operating activities	46,887	22,713

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Year Ended December 31,
($ in thousands)	2024	2023
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of investment securities available for sale	70,892	17,754
Proceeds from the sale of acquired available for sale securities	—	434,215
Proceeds from maturities and principal payments of investment securities held to maturity	48,960	44,801
Proceeds from life insurance death benefits	150	—
Purchase of investment securities available for sale	(108,554)	(33,226)
Purchases of investment securities held to maturity	(17,512)	—
Proceeds from sale of loans held for investment	—	8,611
Purchases of equity securities	(166)	(79)
Purchases of restricted securities	(36,157)	(35,350)
Net change in loans	(123,277)	(317,283)
Purchases of premises and equipment	(5,224)	(5,954)
Proceeds from sales of other real estate owned	—	21
Proceeds from sales of repossessed assets	1,807	—
Redemption of restricted securities	33,804	32,959
Purchases of bank owned life insurance	(210)	(249)
Proceeds from disposal of premises held for sale	946	721
Cash acquired in the acquisition of TCFC, net of cash paid	—	25,372
Net cash (used in) provided by investing activities	(134,541)	172,313

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	$304,778	$(192,658)
Interest-bearing deposits	(164,049)	435,894
Short-term borrowings	—	(109,000)
Long-term borrowings	50,000	—
Common stock dividends paid	(16,013)	(12,733)
Issuance of common stock	376	385
Net cash provided by financing activities	175,092	121,888
Net increase in cash and cash equivalents	87,438	316,914
Cash and cash equivalents at beginning of period	372,413	55,499
Cash and cash equivalents at end of period	$459,851	$372,413

Supplemental cash flows information:
Interest paid	$123,567	$74,038
Income taxes paid	—	7,293
Recognition of lease liabilities arising from right-of-use assets	566	179
Transfers from loans to repossessed assets	5,119	—
Unrealized gains (losses) on available for sale securities	(70)	2,101
Transfer of premises to held for sale (included in other assets)	1,387	750
See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries (collectively referred to in these Notes as the “Company”), with all significant intercompany transactions eliminated. The accounting and reporting policies of the Company conform with generally accepted accounting principles in the United States of America (“GAAP”). For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.
Nature of Operations
The Company engages in the banking business through Shore United Bank, N.A. (the “Bank”), a Maryland commercial bank with trust powers. The Company’s primary source of revenue is derived from interest earned on commercial, residential mortgage and other loans, and fees charged in connection with lending and other banking services located in Maryland, Delaware and Virginia. The Company engages in financial service offerings through Wye Financial Partners and offers corporate trustee services through Wye Trust, a division of Shore United Bank, N.A. The Bank also conducts secondary market lending activities through a division of the Bank. Mid-Maryland Title Company, Inc. (the “Title Company”), engages in title work related to real estate transactions.
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
Investments - Debt Securities
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
The Company has elected to exclude accrued interest receivable from the amortized cost basis and fair value of its HTM and AFS debt securities and has included such accrued interest of $2.5 million and $2.2 million at December 31, 2024 and 2023, respectively, within accrued interest receivable on the consolidated balance sheets. The Company has securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. At December 31, 2024, the aggregate carrying value of pledged AFS and HTM pledged securities was $67.9 million and $197.5 million, respectively. The comparable amounts as of December 31, 2023 were $54.5 million and $185.9 million, respectively.
Investments - Equity Securities
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
Allowance for Credit Losses - Securities
The Company evaluates its available-for-sale and held-to-maturity debt securities portfolios for expected credit losses as of the valuation date under ASC 326. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it would be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income during the current period. For available-for-sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other driving factors. If the Company's assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the credit loss (which represents the difference between the expected cash flows and amortized cost basis), limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.
The entire amount of an impairment loss is recognized in earnings only when: (1) the Company intends to sell the security; or (2) it is more likely than not that the Company will have to sell the security before recovery of the Company's amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in shareholders' equity as comprehensive income, net of deferred taxes.
Changes in the ACL are recorded as a provision for (or reversal of) credit losses. Losses are charged against the ACL when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a noncredit-related impairment
As part of its estimation process, the Company have made a policy election to exclude accrued interest from the amortized cost basis of available for sale debt securities and report accrued interest separately in other assets in the consolidated balance sheet. Available for sale debt securities are placed on nonaccrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable. This approach is consistent with the Company’s nonaccrual policy implemented for its loan portfolio.
The Company separately evaluates its held to maturity investment securities for any credit losses. If it determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of December 31, 2024, the Company had $424.7 million classified as held to maturity at estimated fair value with an amortized cost basis of $481.3 million with the remainder of the securities portfolio held as available for sale.
Loans Held for Investment
The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the ACL. The Company has elected to exclude accrued interest receivable from the amortized cost basis of its loans held for investment and has included such accrued interest of $16.7 million and $16.8 million at December 31, 2024 and 2023, respectively, within accrued interest receivable on the consolidated balance sheets. Interest on loans is recorded to interest income based on the contractual rates and the amount of outstanding principal of the loans. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method.
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
A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier, if collection is uncertain. Any accrued interest receivable on loans placed on nonaccrual status is reversed by an adjustment to interest income. Loans greater than 90 days past due may remain on accrual status if management determines it is well secured and in the process of collection. Interest payments received on nonaccrual loans are applied as a reduction of the loan principal balance unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.
In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated balance sheets when they are funded.
In the normal course of banking business, risks related to specific loan segments are as follows:
Commercial Real Estate – Commercial real estate loans consist of both loans secured by owner occupied properties and non-owner occupied properties where an established banking relationship exists and involves investment properties for multi-family(5+), warehouse, retail, and office space with a history of occupancy and cash flow. These loans are subject to adverse changes in the local economy and commercial real estate markets. Credit risk associated with owner occupied properties arises from the borrower’s financial stability and the ability of the borrower and the business to repay the loan. Non-owner occupied properties carry the risk of a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies which can adversely impact cash flow.

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
Construction – Construction loans are offered primarily to builders and individuals to finance the construction of single-family dwellings. In addition, the Bank periodically finances the construction of commercial projects. Credit risk factors include the borrower’s ability to successfully complete the construction on time and within budget, changing market conditions which could affect the value and marketability of projects, changes in the borrower’s ability or willingness to repay the loan and potentially rising interest rates which can impact both the borrower’s ability to repay and the collateral value.
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
Credit Cards - Unsecured credit card loans were offered to our commercial and consumer customers. Credit risk factors include the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. In 2024, the Company discontinued the issuance of new credit cards (except to select existing customers) and only services the existing portfolio at December 31, 2024.
Transfers of Loans Held for Sale (“LHFS”) to Loans Held for Investment (“LHFI”)
The Company may, from time to time, transfer LHFS to LHFI. Transfers of LHFS to LHFI are accounted for in accordance with the underlying accounting applied to the loan prior to its transfer. For loans where the fair value option had been elected, the Company continues to account for the loan at fair value in the LHFI portfolio. Subsequent changes in the fair value of these loans are recorded in interest income. During the year ended December 31, 2024 and 2023 the Company had no transfers from LHFS to LHFI.
Allowance for Credit Losses - Loans Held for Investment
An ACL is estimated on loans held for investment, excluding loans carried at fair value. The ACL on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the ACL for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.
The allowance represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. No ACL is recorded on accrued interest receivable and amounts written-off are reversed by an adjustment to interest income. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The methodology for estimating the amount reported in the ACL is the sum of two main components, an allowance assessed on a collective basis for pools of loans that share similar risk characteristics and an allowance assessed on individual loans that do not share similar risk characteristics with other loans. Loans that share common risk characteristics are evaluated collectively using a cash flow approach. The cash flow approach used by the Company utilizes loan-level cash flow projections and pool-level assumptions. For loans that do not share risk characteristics with other loans, the ACL is measured based on the net realizable value, that is, the difference between the expected future cash flows and the amortized cost basis of the loan. When a loan is collateral-dependent and the repayment is expected to be provided substantially through the operation or sale of the collateral, the ACL is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral.
Cash flow projections and estimated expected losses on loans which share common risk characteristics are based in part on forecasts economic independent variables, namely, the national unemployment rate, 10-year Treasury rate and changes in GDP that are reasonable and supportable over a 12-month period and incorporated into the estimate of expected credit losses using a statistical regression analysis. For periods beyond those for which reasonable and supportable forecasts are available, projections are based on a 12-month straight-line reversion of the corresponding economic independent variable from the last forecast to a historical average level.
Management’s estimate of the ACL on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management include concentrations of loans to specific industry segments, the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral, and a number of other economic indicators intended to account for the imprecision inherent in forecasting economic conditions.This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

Reserve for Unfunded Commitments
The Company records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancellable by the Company. The reserve for unfunded commitments is measured based on the principles utilized in estimating the ACL on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses. The Company recorded a provision for credit losses associated with its unfunded commitments of $104 thousand and $436 thousand during the years ended December 31, 2024 and 2023, respectively.
Loans Held For Sale
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
Mortgage Servicing Rights
When mortgage loans are sold with servicing retained, the MSRs are initially recorded at fair value with the income statement effect recorded in gains or losses of loan held for sale. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The Company measures servicing rights at fair value at each reporting date and records the changes in fair value of servicing assets in earnings in the period in which the changes occur. Servicing fee income is recorded in the mortgage banking revenue line item.
Premises and Equipment
Land is carried at cost and premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to ten for furniture, fixtures and equipment; three to five years for computer hardware and data handling equipment; and ten to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the term of the respective lease or useful life, whichever is shorter. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life of an asset are capitalized and depreciated over the estimated remaining life of the asset.
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
Segment Reporting
Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Bank is the Company’s only reportable operating segment upon which management makes decisions regarding how to allocate resources and assess performance. While the Company’s chief operating decision maker has some limited financial information about its various financial products and services including the Title Company, that information is not complete since it does not include a full allocation of revenue, costs, and capital from key corporate functions; therefore, the Company evaluates financial performance on a company-wide basis. Management continues to evaluate the Company's business units for separate reporting as facts and circumstances change.
Business Combination
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
If the fair value of a reporting unit is less than book value, an expense may be required to write down the related goodwill to record an impairment loss. As of December 31, 2024, the Company had one operating segment, the Banking segment.
Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions and are amortized using an accelerated method over their estimated useful lives, which range from seven to ten years.
During the years ended December 31, 2024 and 2023, goodwill and other intangible assets were subjected to assessments for impairment. No impairment charges were recognized in either year. Our assessment of goodwill concluded it was not more likely than not that the fair value of the Company’s reporting unit was less than its carrying amount.
Borrowings
Short-term and long-term borrowings are comprised primarily of Federal Home Loan Bank (“FHLB”) borrowings. The Company’s short-term borrowings may also include advances on other lines of credit with correspondent banks or repurchase agreements with customers. The repurchase agreements are securities sold to the Company’s customers, at the customers’ request, under a continuing “roll-over” contract that matures in one business day. The underlying securities sold are U.S. government agency securities, which are segregated from the Company’s other investment securities by its safekeeping agents.
Subordinated Debt
Subordinated debt is carried at its outstanding principal balance, net of any unamortized issuance costs and acquisition related fair value adjustments. For additional information on the Company’s subordinated debt, refer to Note 9 – “Borrowings.”
Cash and Cash Equivalents
Cash and cash equivalents include cash, deposits with other financial institutions with original maturities fewer than 90 days and federal funds sold. Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.
Derivative Financial Instruments and Hedging
We account for derivatives in accordance with Financial Accounting Standards Board (“FASB”) literature on accounting for derivative instruments and hedging activities. When we enter into a derivative contract, we designate the derivative as held for trading, an economic hedge, or a qualifying hedge as detailed in the literature. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company include interest rate lock commitments (“IRLCs”) and forward settlement contracts. IRLCs occur when we originate mortgage loans with interest rates determined prior to funding. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency, or commodity at a predetermined future date, rate, or price.

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
At December 31, 2024 and 2023, the Company did not have any designated hedges.
Fair Value
The Company measures certain financial assets and liabilities at fair value and also makes disclosures about certain financial instruments that are not measured at fair value in the consolidated balance sheets. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, and other factors, particularly in the absence of broad markets for specific terms. Changes in assumptions or in market conditions could significantly affect these estimates. See Note 17 – “Fair Value Measurements” for a further discussion of fair value.
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
The provision for income taxes includes the impact of reserve provisions and changes in the reserves that are considered appropriate as well as the related net interest and penalties. In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities which may assert assessments against the Company. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of its provision for income taxes. The Company remains subject to examination for tax years ending on or after December 31, 2021.
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
Share-Based Compensation
The Company may grant share-based compensation to employees and non-employee directors in the form of restricted stock, restricted stock units (“RSUs”) and stock options. The fair value of restricted stock is determined based on the closing price of the Bank’s holding company common stock on the date of grant. The Company recognizes compensation expense related to restricted stock on a straight-line basis over the vesting period for service-based awards. The fair value of RSUs is initially valued based on the closing price of the Bank’s holding company common stock on the date of grant and is amortized in the statement of income over the vesting period. The RSUs are subsequently remeasured in each reporting period until settlement based on the quantity of awards for which it is probable that the performance conditions will be achieved. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model and related assumptions. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Bank’s holding company common stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The dividend yield is equal to the dividend yield of the Bank’s holding company common stock at the time of grant. Expense related to shared-based compensation is recorded in the statements of income as a component of salaries and employee benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to capital surplus in shareholders’ equity.
Advertising Costs
Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $1.3 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized holding gains and losses on available for sale securities, net of any gains recognized from the sale of available for sale securities. There were no reclassifications from accumulated other comprehensive income during the years ended December 31, 2024 and 2023.
Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”). Additionally, this ASU requires that at least one of the reported segment profit and loss measures should be the measure that is most consistent with the measurement principles used in an entity’s consolidated financial statements. Lastly, this ASU requires public business entities with a single reportable segment to provide all disclosures required by these amendments in this ASU and all existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard as of December 31, 2024 and the Company did not have a material impact on its consolidated financial statements. See Note 23: Segment Reporting for more details.
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

Note 2 – Business Combination
On July 1, 2023 (the “Acquisition Date”), the Company completed the acquisition of TCFC (“the merger”), a Maryland charted commercial bank, in accordance with the definitive agreement that was entered into on December 14, 2022, by and among the Company and TCFC. The primary reasons for the merger included: expansion of the branch network and commanding market share positions in attractive Maryland markets and a growing presence in Virginia and Delaware; attractive low-cost funding base; strong cultural alignment and a deep commitment to shareholders, customers, employees, and communities served by Shore United Bank and TCFC, meaningful value creation to shareholders; and increased trading liquidity for both companies and increased dividends for TCFC shareholders. In connection with the completion of the merger, former TCFC shareholders received 2.3287 shares of the Company’s common stock. The value of the total transaction consideration was approximately $153.6 million. The consideration included the issuance of 13,201,693 shares of the Company’s common stock, which had a value of $11.56 per share, which was the closing price of the Company’s common stock on June 30, 2023, the last trading day prior to the consummation of the acquisition. Also included in the total consideration were cash in lieu of any fractional shares, converted share-based payment awards, and debt of TCFC that was effectively settled upon closing.
The acquisition of TCFC was accounted for as a business combination using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid are recorded at estimated fair values on the Acquisition Date. The amount of bargain purchase gain as of the Acquisition Date was approximately $8.8 million. The bargain purchase gain is not included as taxable income for tax purposes. The exchange ratio was determined at the time of announcement of the merger between the Company and TCFC in December of 2022 when the stock price of the Company was much higher than at the legal merger date. The decline in the Company’s stock price was the primary driver in recording a bargain purchase gain on this transaction. The decline in stock price for the Company was comparable to other financial institutions similar to the Company leading up to the merger due to bank failures in the first quarter of 2023 and increases to overnight borrowing rates by the Fed which resulted in continued pressure on net interest margins.
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

($ in thousands, except per share data)
Purchase Price Consideration:
Fair value of common shares issued (13,201,693 shares) based on Shore Bancshares, Inc. share price of $11.56		$152,612
Effective settlement of pre-existing debt (1)		500
Cash consideration (cash in lieu for fractional shares)		5
Fair value of converted restricted stock units (2)		475
Total purchase price		$153,592

Identifiable assets:
Cash and cash equivalents	$25,377
Total securities	454,468
Loans, net	1,765,255
Premises and equipment, net	29,277
Core deposit intangible asset	48,648
Other assets	89,808
Total identifiable assets	$2,412,833

Identifiable liabilities:
Deposits	$2,131,141
Total debt	97,545
Other liabilities	21,739
Total identifiable liabilities	$2,250,425

Fair value of net assets acquired		$162,408

Bargain purchase gain		$(8,816)

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
The Company recorded all loans acquired at the estimated fair value on the Acquisition Date with no carryover of the related allowance for loan losses. The Company determined the net discounted value of cash flows on gross loans totaling $1.9 billion, including 3,858 of purchased performing loans and 323 PCD loans. The valuation took into consideration the loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, past delinquencies, timing of principal and interest payments, current market rates and remaining balances. Valuations also considered default rates, loss severity estimates, and estimates related to expected prepayments over the contractual lives of the loans. The effect of the valuation process was a total net discount $120.9 million at the Acquisition Date.
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
The fair value of noninterest-bearing demand deposits, interest checking, money market and savings deposit accounts from TCFC were assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit were valued at the present value of the certificates’ expected contractual payments discounted at market rates for certificates with similar terms.
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

Note 3 – Investment Securities
The following tables provide information on the amortized cost and estimated fair values of investment securities at December 31, 2024 and 2023.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities:
December 31, 2024
U.S. Treasury and government agency securities	$22,984	$4	$2,786	$20,202
Mortgage-backed securities	130,439	84	8,139	122,384
Other debt securities	6,170	469	13	6,626
Total	$159,593	$557	$10,938	$149,212

December 31, 2023
U.S. Treasury and government agency securities	$23,472	$5	$3,002	$20,475
Mortgage-backed securities	91,280	5	7,258	84,027
Other debt securities	6,080	59	120	6,019
Total	$120,832	$69	$10,380	$110,521
No AFS securities were sold from the Company’s legacy securities portfolios during the years ended December 31, 2024 and 2023. The Company sold virtually all of the AFS securities portfolio acquired from TCFC immediately after the legal merger with the proceeds of $434.2 million, and recognized gross losses of $2.2 million from the sale of securities in 2023.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to maturity securities:
December 31, 2024
U.S. Treasury and government agency securities	$132,560	$—	$8,555	$124,005	$—
Mortgage-backed securities	336,755	—	47,234	289,521	—
Obligations of states and political entities	1,465	19	34	1,450	—
Other debt securities	10,500	—	742	9,758	203
Total	$481,280	$19	$56,565	$424,734	$203

December 31, 2023
U.S. Treasury and government agency securities	$143,442	$—	$10,377	$133,065	$—
Mortgage-backed securities	357,870	—	43,864	314,006	—
Obligations of states and political entities	1,470	57	19	1,508	—
Other debt securities	10,500	—	1,249	9,251	94
Total	$513,282	$57	$55,509	$457,830	$94
Equity securities with aggregate fair values of $5.8 million and $5.7 million at December 31, 2024 and 2023, respectively, are presented separately on the consolidated balance sheets. The fair value adjustments recorded through earnings totaled $55 thousand and $54 thousand for the years ended December 31, 2024 and 2023, respectively.
On January 1, 2023, the Company adopted ASC 326, which made changes to accounting for AFS debt securities whereby credit losses should be presented as an allowance, rather than as a write-down, when management does not intend to sell and does not believe that it is more likely than not they will be required to sell prior to maturity. In addition, ASC 326 requires an ACL to be recorded on HTM debt securities measured at amortized cost.

The following table summarizes the activity in the ACL on HTM securities.

	Year Ended December 31,
($ in thousands)	2024	2023
Balance, beginning of period	$94	$—
Provision for credit losses, other debt securities	109	94
Balance, end of period	$203	$94
A provision for credit losses of $109 thousand and $94 thousand was recorded on HTM corporate and municipal bonds for the years ended December 31, 2024 and 2023, respectively.
The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023.

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available for sale securities:
U.S. Treasury and government agency securities	$207	$—	$17,422	$2,786	$17,629	$2,786
Mortgage-backed securities	56,913	710	48,782	7,429	105,695	8,139
Other debt securities	—	—	1,988	13	1,988	13
Total	$57,120	$710	$68,192	$10,228	$125,312	$10,938

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023
Available for sale securities:
U.S. Treasury and government agency securities	$74	$—	$17,750	$3,002	$17,824	$3,002
Mortgage-backed securities	24,405	150	52,864	7,108	77,269	7,258
Other debt securities	—	—	1,890	120	1,890	120
Total	$24,479	$150	$72,504	$10,230	$96,983	$10,380
There were 111 AFS debt securities with a fair value below the amortized cost basis, with unrealized losses totaling $10.9 million as of December 31, 2024. The Company concluded that a credit loss does not exist in its AFS securities portfolio as of December 31, 2024, and no impairment loss has been recognized based on the fact that (1) changes in fair value were primarily caused by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are issued by either U.S. government agencies or U.S. government sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All HTM and AFS securities were current with no securities past due or on nonaccrual as of December 31, 2024.
All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were 111 available for sale securities and 187 held to maturity securities in an unrealized loss position at December 31, 2024. There were 115 available for sale securities and a 185 held to maturity securities in an unrealized loss position at December 31, 2023. Net unrealized losses of the AFS securities totaled $10.4 million as of December 31, 2023.

The following table provides information on the amortized cost and estimated fair values of investment securities by contractual maturity date at December 31, 2024.

	Available for Sale		Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,454	$2,456	$7,000	$6,962
Due after one year through five years	15,250	13,655	118,246	111,752
Due after five years through ten years	10,993	10,283	7,912	7,175
Due after ten years	457	434	11,367	9,324
	29,154	26,828	144,525	135,213
Mortgage-backed securities	130,439	122,384	336,755	289,521
Total	$159,593	$149,212	$481,280	$424,734
The maturity dates for debt securities are determined using contractual maturity dates.
The Company has securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. At December 31, 2024, the aggregate carrying value of pledged AFS and HTM pledged securities was $67.9 million and $197.5 million, respectively. The comparable amounts for December 31, 2023 were $54.5 million and $185.9 million, respectively.
The following table sets forth the amortized cost and estimated fair values of securities which have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase at December 31, 2024 and 2023.

	2024		2023
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged available for sale securities	$76,280	$67,926	$62,290	$54,489
Pledged held to maturity securities	197,474	173,248	185,876	167,649
There were no obligations to any issuer exceeding 10% of stockholders’ equity at December 31, 2024 or 2023.

Note 4 – Loans and Allowance for Credit Losses
On January 1, 2023, the Company adopted ASC 326. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the most significant accounting policies that the Company follows see Note 1 – “Summary of Significant Accounting Policies.”
The Company classifies loans as commercial real estate, residential real estate, construction, commercial, consumer and credit cards, and the customers are primarily in Anne Arundel County, Baltimore County, Charles County, Calvert County, St. Mary’s County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent and Sussex County, Delaware and in Accomack County, Stafford County, Spotsylvania County, and Fredericksburg city in Virginia. The Company makes loans to certain officers, directors and their affiliated interests. See Note 20 – “Related Party Transactions” for more information.
The following table provides information about the principal classes of the loan portfolio at December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	% of Total Loans	December 31, 2023	% of Total Loans
Commercial real estate	$2,557,806	53.59%	$2,536,861	54.67%
Residential real estate	1,329,406	27.86	1,239,731	26.71
Construction	335,999	7.04	299,000	6.44
Commercial	237,932	4.99	229,939	4.95
Consumer	303,746	6.37	328,896	7.09
Credit cards	7,099	0.15	6,583	0.14
Total loans	4,771,988	100.00%	4,641,010	100.00%
Allowance for credit losses	(57,910)		(57,351)
Total loans, net	$4,714,078		$4,583,659
Loans are stated at their principal amount outstanding, net of any purchase premiums/discounts, deferred fees and costs. Included in loans were deferred costs, net of fees, of $3.2 million and $2.2 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, loans included $1.69 billion and $1.94 billion, respectively, of aggregate loans that were acquired as part of the acquisitions of Severn Bancorp, Inc. (“Severn”) and TCFC. These balances were presented net of the related aggregate discounts, which totaled $92.0 million and $113.1 million at December 31, 2024 and 2023, respectively.
At December 31, 2024, the Bank was servicing $366.5 million in loans for the Federal National Mortgage Association and $116.6 million in loans for the Federal Home Loan Mortgage Corporation.

The following tables provide information on amortized cost basis on nonaccrual loans by loan class as of December 31, 2024 and 2023.

($ in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
December 31, 2024
Nonaccrual loans:
Commercial real estate	$8,192	$2,194	$10,386
Residential real estate	6,741	873	7,614
Construction	360	—	360
Commercial	458	549	1,007
Consumer	761	712	1,473
Credit cards	—	168	168
Total	$16,512	$4,496	$21,008

Interest income	$274	$65	$339

($ in thousands)	Nonaccrual with No Allowance for Credit Loss	Nonaccrual with an Allowance for Credit Loss	Total Nonaccrual Loans
December 31, 2023
Nonaccrual loans:
Commercial real estate	$4,795	$—	$4,795
Residential real estate	5,434	480	5,914
Construction	626	—	626
Commercial	176	368	544
Consumer	216	689	905
Total	$11,247	$1,537	$12,784

Interest income	$399	$53	$452

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
December 31, 2024
Nonaccrual loans:
Commercial real estate	$7,268	$3,118	$10,386
Residential real estate	3,979	3,635	7,614
Construction	360	—	360
Commercial	70	937	1,007
Consumer	1,431	42	1,473
Credit cards	146	22	168
Total	$13,254	$7,754	$21,008

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
December 31, 2023
Nonaccrual loans:
Commercial real estate	$1,215	$3,580	$4,795
Residential real estate	4,137	1,777	5,914
Construction	221	405	626
Commercial	28	516	544
Consumer	903	2	905
Total	$6,504	$6,280	$12,784
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
Consumer credit cards are monitored based on a borrower payment history. Credit card loans are classified as performing and are typically charged off no later than 180 days past due when, or in the opinion of management, the collection of principal or interest is considered doubtful. As of December 31, 2024, there were 7 credit cards that were evaluated based on economic conditions specific to the loans or borrowers, and were downgraded to substandard and nonperforming.
Loans subject to risk rating are graded on a scale of one to ten.
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
Rating 8 – Substandard - Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. Substandard loans are the first adversely classified loans on the Bank’s watchlist. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor or operating losses. When a loan is assigned to this category the Bank may estimate a specific reserve in the loan loss allowance analysis and/or place the loan on nonaccrual. These assets listed may include assets with histories of repossessions or some that are nonperforming bankruptcies. These relationships will be reviewed at least quarterly.
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
Rating 10 – Loss – Loss assets are uncollectible or of little value.

The following table provides information on loan risk ratings as of December 31, 2024 and gross write-offs during the year ended December 31, 2024.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2020	2021	2022	2023	2024
December 31, 2024
Commercial real estate
Pass	$822,391	$297,098	$435,084	$534,936	$250,482	$136,891	$24,966	$14,084	$2,515,932
Special mention	7,514	—	2,964	19,746	—	—	417	—	$30,641
Substandard	7,684	—	2,991	—	—	—	558	—	11,233
Total	$837,589	$297,098	$441,039	$554,682	$250,482	$136,891	$25,941	$14,084	$2,557,806
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$291,306	$78,568	$211,938	$295,402	$220,753	$101,005	$119,367	$613	$1,318,952
Special mention	1,529	518	—	—	—	—	—	—	2,047
Substandard	5,414	—	1,342	290	885	—	476	—	8,407
Total	$298,249	$79,086	$213,280	$295,692	$221,638	$101,005	$119,843	$613	$1,329,406
Gross charge-offs	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Construction
Pass	$31,884	$8,191	$8,628	$56,685	$70,232	$131,383	$26,785	$1,851	$335,639
Special mention	—	—	—	—	—	—	—	—	—
Substandard	360	—	—	—	—	—	—	—	360
Total	$32,244	$8,191	$8,628	$56,685	$70,232	$131,383	$26,785	$1,851	$335,999
Gross charge-offs	$—	$—	$(12)	$—	$—	$—	$—	$—	$(12)

Commercial
Pass	$25,214	$11,088	$40,817	$29,142	$29,458	$39,489	$57,982	$874	$234,064
Special mention	116	—	—	—	—	—	703	11	830
Substandard	515	—	8	1,257	500	—	257	501	3,038
Total	$25,845	$11,088	$40,825	$30,399	$29,958	$39,489	$58,942	$1,386	$237,932
Gross charge-offs	$(54)	$(11)	$—	$(56)	$(69)	$—	$—	$—	$(190)

Consumer
Pass	$1,315	$10,469	$60,718	$114,639	$61,652	$52,798	$682	$—	$302,273
Special mention	—	—	—	—	—	—	—	—	—
Substandard	2	—	48	860	563	—	—	—	1,473
Total	$1,317	$10,469	$60,766	$115,499	$62,215	$52,798	$682	$—	$303,746
Gross charge-offs	$(1,287)	$(12)	$(389)	$(1,764)	$(177)	$—	$(17)	$—	$(3,646)

Total
Pass	$1,172,110	$405,414	$757,185	$1,030,804	$632,577	$461,566	$229,782	$17,422	$4,706,860
Special mention	9,159	518	2,964	19,746	—	—	1,120	11	33,518
Substandard	13,975	—	4,389	2,407	1,948	—	1,291	501	24,511
Total loans by risk category	$1,195,244	$405,932	$764,538	$1,052,957	$634,525	$461,566	$232,193	$17,934	$4,764,889

Total gross charge-offs	$(1,342)	$(23)	$(401)	$(1,820)	$(246)	$—	$(17)	$—	$(3,849)

The following tables present the amortized cost in credit card loans based on performing status and gross charge-off as of December 31, 2024 and gross write-offs during the year ended December 31, 2024. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2020	2021	2022	2023	2024
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$6,931	$—	$6,931
Nonperforming	—	—	—	—	—	—	168	—	168
Total	$—	$—	$—	$—	$—	$—	$7,099	$—	$7,099
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(584)	$—	$(584)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$7,099	$—	$7,099
Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(584)	$—	$(584)

Total recorded investment	$1,195,244	$405,932	$764,538	$1,052,957	$634,525	$461,566	$239,292	$17,934	$4,771,988

The following tables provide information on loan risk rating as of December 31, 2023 and gross write-offs during the year ended December 31, 2023.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2019	2020	2021	2022	2023
December 31, 2023
Commercial real estate
Pass	$710,211	$196,706	$335,855	$455,887	$524,943	$251,922	$28,304	$2,138	$2,505,966
Special mention	14,986	331	—	5,501	4,446	—	100	409	25,773
Substandard	2,119	2,029	—	542	—	—	432	—	5,122
Total	$727,316	$199,066	$335,855	$461,930	$529,389	$251,922	$28,836	$2,547	$2,536,861
Gross charge-offs	$(512)	$—	$(814)	$—	$—	$—	$—	$—	$(1,326)

Residential real estate
Pass	$277,359	$48,434	$81,394	$222,132	$295,675	$198,907	$106,346	$874	$1,231,121
Special mention	154	256	564	503	—	—	192	—	1,669
Substandard	6,000	—	—	—	—	—	941	—	6,941
Total	$283,513	$48,690	$81,958	$222,635	$295,675	$198,907	$107,479	$874	$1,239,731
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(119)	$—	$(119)

Construction
Pass	$23,450	$15,721	$14,773	$34,325	$101,426	$100,620	$8,056	$—	$298,371
Substandard	199	—	—	12	418	—	—	—	629
Total	$23,649	$15,721	$14,773	$34,337	$101,844	$100,620	$8,056	$—	$299,000
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$23,771	$12,946	$14,464	$41,621	$35,897	$27,901	$49,160	$22,284	$228,044
Special mention	143	—	—	425	—	—	251	—	819
Substandard	160	69	—	—	487	—	314	46	1,076
Total	$24,074	$13,015	$14,464	$42,046	$36,384	$27,901	$49,725	$22,330	$229,939
Gross charge-offs	$(1)	$—	$—	$—	$—	$—	$—	$(242)	$(243)

Consumer
Pass	$621	$961	$14,158	$76,629	$143,507	$91,415	$699	$—	$327,990
Special mention	—	—	—	—	—	—	2	—	2
Substandard	—	38	5	80	780	—	1	—	904
Total	$621	$999	$14,163	$76,709	$144,287	$91,415	$702	$—	$328,896
Gross charge-offs	$(522)	$—	$(16)	$(17)	$(8)	$(4)	$(7)	$—	$(574)

Total
Pass	$1,035,412	$274,768	$460,644	$830,594	$1,101,448	$670,765	$192,565	$25,296	$4,591,492
Special mention	15,283	587	564	6,429	4,446	—	545	409	28,263
Substandard	8,478	2,136	5	634	1,685	—	1,688	46	14,672
Total loans by risk category	$1,059,173	$277,491	$461,213	$837,657	$1,107,579	$670,765	$194,798	$25,751	$4,634,427
Total gross charge-offs	$(1,035)	$—	$(830)	$(17)	$(8)	$(4)	$(126)	$(242)	$(2,262)

The following tables present the amortized cost in credit card loans based on performing status and gross charge-offs as of December 31, 2023, and gross write-offs during the year ended December 31, 2023. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2019	2020	2021	2022	2023
December 31, 2023
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583
Nonperforming	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(111)	$—	$(111)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$6,583	$—	$6,583
Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(111)	$—	$(111)

Total recorded investment	$1,059,173	$277,491	$461,213	$837,657	$1,107,579	$670,765	$201,381	$25,751	$4,641,010
The following tables provide information on the aging of the Company’s loan portfolio as of December 31, 2024 and 2023.

($ in thousands)	30‑59 Days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans(1)	Current Nonaccrual Loans	Total
December 31, 2024
Commercial real estate	$75	$—	$—	$2,328	$4,940	$7,343	$2,547,345	$3,118	$2,557,806
Residential real estate	3,828	246	127	655	3,324	8,180	1,317,591	3,635	1,329,406
Construction	30	—	—	—	360	390	335,609	—	335,999
Commercial	152	2	—	—	70	224	236,771	937	237,932
Consumer	4,068	55	—	1,180	251	5,554	298,150	42	303,746
Credit cards	161	190	167	—	146	664	6,413	22	7,099
Total	$8,314	$493	$294	$4,163	$9,091	$22,355	$4,741,879	$7,754	$4,771,988
Percent of total loans	0.17%	0.01%	0.01%	0.09%	0.19%	0.47%	99.37%	0.16%	100.00%
____________________________________
(1)Includes loans measured at fair value of $9.5 million at December 31, 2024. Loan were transferred from loans held for sale.

($ in thousands)	30‑59 Days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans(1)	Current Nonaccrual Loans	Total
December 31, 2023
Commercial real estate	$82	$—	$—	$—	$1,215	$1,297	$2,531,984	$3,580	$2,536,861
Residential real estate	2,354	271	108	1,469	2,668	6,870	1,231,084	1,777	1,239,731
Construction	1,919	—	—	—	221	2,140	296,455	405	299,000
Commercial	48	—	488	—	28	564	228,859	516	229,939
Consumer	3,224	1,391	—	24	879	5,518	323,376	2	328,896
Credit cards	35	36	142	—	—	213	6,370	—	6,583
Total	$7,662	$1,698	$738	$1,493	$5,011	$16,602	$4,618,128	$6,280	$4,641,010
Percent of total loans	0.17%	0.04%	0.02%	0.03%	0.10%	0.36%	99.50%	0.14%	100.00%
____________________________________
(1)Includes loans measured at fair value of $9.9 million at December 31, 2023. Loan were transferred from loans held for sale.

The following tables provide a summary of the activity in the ACL allocated by loan class for the years ended December 31, 2024 and 2023. Allocation of a portion of the allowance to one loan class does not include its availability to absorb losses in other loan classes.

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provision	Ending Balance
Year ended December 31, 2024
Commercial real estate	$23,015	$—	$—	$(169)	$22,846
Residential real estate	19,909	(1)	7	1,861	21,776
Construction	3,935	(12)	13	(1,082)	2,854
Commercial	2,671	(190)	15	642	3,138
Consumer(1)	7,601	(3,646)	317	2,617	6,889
Credit cards	220	(584)	9	762	407
Total	$57,351	$(4,433)	$361	$4,631	$57,910

(1)Gross charge-offs of consumer loans for the year ended December 31, 2024 included $699 thousand of demand deposit overdrafts.

($ in thousands)	Beginning Balance	Impact of ASC326 Adoption	Merger Adjustments (2)	Charge- offs	Recoveries	Provision	Ending Balance
Year ended December 31, 2023
Commercial real estate	$5,238	$3,922	$986	$(1,326)	$—	$14,195	$23,015
Residential real estate	2,283	4,794	214	(119)	44	12,693	19,909
Construction	2,973	1,222	3	—	15	(278)	3,935
Commercial	1,652	401	278	(243)	11	572	2,671
Consumer(1)	4,497	452	14	(574)	284	2,928	7,601
Credit cards	—	—	18	(111)	—	313	220
Total	$16,643	$10,791	$1,513	$(2,373)	$354	$30,423	$57,351
(1)Gross charge-offs of consumer loans for the year ended December 31, 2023 included $239 thousand of demand deposit overdrafts.
(2)Merger adjustments consist of gross-up for acquired PCD loans in the TCFC merger.

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment.

	December 31, 2024
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$12,835	$—	$12,835
Residential real estate	9,023	—	9,023
Construction	360	—	360
Commercial	—	3,039	3,039
Consumer	—	1,483	1,483
Total	$22,218	$4,522	$26,740

	December 31, 2023
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$6,566	$—	$6,566
Residential real estate	7,615	—	7,615
Construction	662	—	662
Commercial	—	1,106	1,106
Consumer	—	904	904
Total	$14,843	$2,010	$16,853

Loan Modifications to Borrowers Experiencing Financial Difficulty
Modifications to borrowers experiencing financial difficulty may include interest rate reduction, principal or interest forgiveness, forbearance, term extensions, and other combination of actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
During the year ended December 31, 2024, one loan modification in the form of a monthly payment reduction was made to a borrower experiencing financial difficulty. During the year ended December 31, 2023, three loan modifications, each of which were in the form of a one-year term extension, were made to borrowers experiencing financial difficulty. During the years ended December 31, 2024 and 2023, there were no defaults on loan modifications made to borrowers experiencing financial difficulty.
As of December 31, 2024, loan modification balances with borrowers experiencing financial difficulty that were modified during the preceding 12 months were classified as current nonaccrual, of which $97 thousand were for commercial real estate loans and $203 thousand were for commercial loans, and current accrual which had a balance of $1.4 million in commercial real estate; compared to December 31, 2023, which had current nonaccrual balances of $125 thousand and $89 thousand for commercial real estate and commercial loans, respectively, and current accrual balances of $153 thousand in commercial loans.
Foreclosure Proceedings
There were $124 thousand and $175 thousand of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of December 31, 2024 and 2023, respectively.
Other Real Estate Owned (“OREO”) and Repossessed Assets
OREO and repossessed assets are adjusted for fair value upon transfer from loans to foreclosed assets establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. The Company had OREO and repossessed asset balances of $179 thousand and $3.3 million as of December 31, 2024 and $179 thousand and zero as of December 31, 2023, respectively.
Mortgage Servicing Rights (“MSRs”)
Mortgage loans are sold with servicing retained and the MSRs are initially recorded at fair value with the income statement effect recorded in mortgage banking revenue. The Company recognized net servicing income of $898 thousand and $866 thousand for the years ended December 31, 2024 and 2023, respectively.
The following table presents activity in MSRs for the year ended December 31, 2024.

($ in thousands)	Year Ended December 31, 2024
Beginning balance	$5,926
Servicing rights resulting from sales of loans	309
Valuation adjustment	(361)
Ending balance	$5,874
The fair value of MSRs were determined using discount rates ranging from 9.0% to 11.0% at December 31, 2024 and 2023. Depending on the stratification of the specific mortgage servicing right, prepayment speeds ranged from 6.0% to 52.2% and 6.0% to 25.1% for the years ended December 31, 2024 and 2023, respectively. The associated weighted-average default rates were 1.2% and 1.3% for the years ended December 31, 2024 and 2023, respectively.

Note 5 – Goodwill and Other Intangible Assets
The following table provides information on the significant components of goodwill and other acquired intangible assets at December 31, 2024 and 2023.

	December 31, 2024
($ in thousands)	Goodwill	Core deposit intangible
Gross carrying amount	$65,476	$59,151
Additions	—	—
Accumulated impairment charges	(1,543)	—
Accumulated amortization	(667)	(20,840)
Net carrying amount	$63,266	$38,311

	December 31, 2023
($ in thousands)	Goodwill	Core deposit intangible
Gross carrying amount	$65,476	$10,503
Additions	—	48,648
Accumulated impairment charges	(1,543)	—
Accumulated amortization	(667)	(11,061)
Net carrying amount	$63,266	$48,090
The aggregate amortization expense for the core deposit intangible was $9.8 million and $6.1 million for the years ended December 31, 2024 and 2023, respectively.
At December 31, 2024, the estimated future remaining amortization for core deposit intangible assets within the years ending December 31 is as follows:

($ in thousands)	Amortization Expense
2025	$8,589
2026	7,398
2027	6,208
2028	5,060
2029	3,980
Thereafter	7,076
Total amortizing intangible assets	$38,311

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
The Company’s long-term lease agreements for branches and offices are classified as operating leases. Some of these leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liabilities to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantees and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.
During the third quarter of 2023, the Company acquired long-term branch leases and equipment leases due to the acquisition of TCFC. These leases were reassessed by management as of the Acquisition Date, which included updating the incremental borrowing rates and remaining lease terms.
The following tables present information about the Company’s leases as of and for the years ended December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	December 31, 2023
Lease liabilities	$11,844	$12,857
Right-of-use assets	$11,385	$12,487
Weighted-average remaining lease term	10.20 years	10.88 years
Weighted-average discount rate	3.29%	3.24%
Remaining lease term - minimum	0.01 years	0.39 years
Remaining lease term - maximum	16.68 years	17.68 years

	Year Ended December 31,
Lease cost ($ in thousands)	2024	2023
Operating lease cost	$1,916	$1,645
Short-term lease cost	—	—
Total lease cost	$1,916	$1,645

Cash paid for amounts included in the measurement of lease liabilities	$1,809	$1,553
The following table presents a maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to total operating lease liabilities at December 31, 2024.

Lease payments due ($ in thousands)	December 31, 2024
2025	$1,713
2026	1,677
2027	1,568
2028	1,538
2029	1,268
Thereafter	6,025
Total undiscounted cash flows	$13,789
Less: Imputed interest	1,945
Lease liabilities	$11,844
Total gross rental income was $1.1 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.

Note 7 – Premises and Equipment
The following table provides information on premises and equipment at December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	December 31, 2023
Land	$18,266	$19,041
Buildings and land improvements	71,721	67,506
Furniture and equipment	11,783	14,820
	101,770	101,367
Accumulated depreciation	(19,964)	(18,981)
Total	$81,806	$82,386
Depreciation expense totaled $4.4 million and $3.3 million for the years ended December 31, 2024 and 2023, respectively.

Note 8 – Deposits
Deposits consist of the following categories as of the dates indicated:

($ in thousands)	December 31, 2024		December 31, 2023
	Balance	% of Total Deposits	Balance	% of Total Deposits
Noninterest-bearing	$1,562,815	28.27%	$1,258,037	23.36%
Interest-bearing:
Interest-bearing checking	978,076	17.69	1,165,546	21.64
Money market and savings	1,805,884	32.67	1,777,927	33.01
Time deposits	1,181,561	21.37	1,184,610	21.99
Total interest-bearing	3,965,521	71.73	4,128,083	76.64

Total deposits	$5,528,336	100.00%	$5,386,120	100.00%
The Company holds deposits of certain officers, directors and their associates. See Note 20 – “Related Party Transactions” for more information.
The following table provides information on the approximate maturities of total time deposits at December 31, 2024.

($ in thousands)	December 31, 2024
Within one year	$1,073,795
Year 2	83,177
Year 3	13,092
Year 4	5,904
Year 5	5,589
Thereafter	4
Total	$1,181,561
The approximate amount of certificates of deposits that meet or exceed the FDIC insurance limit of $250,000 or more was $374.1 million and $354.6 million at December 31, 2024 and 2023, respectively.
Note 9 – Borrowings
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the FHLB, to meet short-term liquidity needs.
The following table summarizes certain information of the Company’s borrowings as of and for the years ended December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
($ in thousands)	Amount	Rate	Amount	Rate
Average for the year
FHLB advances - variable	$37,648	5.66%	$111,392	4.95%
FHLB advances - fixed	32,650	4.87	—	—

At year end
FHLB advances - fixed(1)	50,000	4.79	—	—
(1) Fixed-rate advance with an option of terminating at predetermined dates, without incurring a prepayment fee.
Securities sold under agreements to repurchase are securities sold to customers, at the customers’ request, under a “roll-over” contract that matures in one business day. The underlying securities sold are U.S. government agency securities, which are segregated in the Company’s custodial accounts from other investment securities.

The Bank had $95.0 million and $45.0 million in federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2024 and 2023, respectively. In addition, the Bank had secured credit availability of approximately $737.5 million from the FHLB at December 31, 2024. The Bank has pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB. The Bank had letters of credit with FHLB of $6.1 million and $86.1 million as of December 31, 2024 and 2023, respectively. These letters of credit are used to secure public deposits held with various municipal customers.
The following table summarizes certain information of the Company’s long-term debt at December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	December 31, 2023	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
September 2030 Subordinated Debentures	25,000	25,000	2020	2030	2025	5.375% through September 2025, 3-month SOFR + 5.265% thereafter
October 2030 Subordinated Debentures	19,500	19,500	2020	2030	2025	4.75% through October 2025, 3-month SOFR + 4.58% thereafter
Total subordinated debentures	44,500	44,500

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.00%
Tri-County Capital Trust I	7,217	7,217	2004	2034		90-day SOFR + 2.60%
Tri-County Capital Trust II	5,155	5,155	2005	2035		90-day SOFR + 1.70%
Total trust preferred securities	32,991	32,991
Less: net discount and unamortized issuance costs	(3,774)	(4,822)
Total long-term debt	$73,717	$72,669
At December 31, 2024, subordinated notes consisted of $25.0 million of long-term debt issued by the Company in August 2020, and $19.5 million of long-term debt assumed as a result of the merger with TCFC. As of December 31, 2024, the recorded balance of subordinated debt issued by the Company and the assumed subordinated debt from TCFC, net of unamortized issuance costs and fair value discounts, were $24.9 million and $19.0 million, respectively.
The Company also assumed trust preferred securities in the aggregate of $33.0 million as a result of the merger with TCFC in 2023 and the acquisition of Severn in 2021. Trust preferred securities consisted of $20.6 million issued to Severn Capital Trust I, $7.2 million issued by Tri-County Capital Trust I and $5.2 million issued by Tri-County Capital Trust II. The recorded balance of the debt acquired from Severn at December 31, 2024 was $18.8 million, net of the unamortized fair value adjustment of $1.8 million. At December 31, 2024, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.6 million and $4.4 million, respectively, which are presented as net of the unamortized fair value adjustments of $568 thousand and $731 thousand, respectively.
As both the Capital Trust I and Capital Trust II variable-rate capital securities were originally London Interbank Offered Rate (“LIBOR”) linked instruments that matured after June 30, 2023, the interest rate transitioned from a LIBOR-based rate to an alternative reference rate. Both instruments were subject to the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) and neither instrument contains fallback provision or a clearly practicable fallback provision in the event that LIBOR was no longer published or quoted. The interest rate on both the Capital Trust I and Capital Trust II transitioned pursuant to the LIBOR Act to a rate based on the Secured Overnight Financing Rate (“SOFR”) on July 1, 2023.
Note 10 – Benefit Plans
401(k) and Profit Sharing Plan - The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The Company currently matches 100% of the first 3% of each employee’s contributions, and 50% of the next 2% of each employee’s contributions, each plan year. The Company may also make discretionary contributions based on profits. The Company’s contributions to this plan included in noninterest expense totaled $1.9 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively.
Employee Stock Ownership Plan - Prior to the closing of the acquisition of TCFC during 2023, TCFC paid into its Employee Stock Ownership Plan (“ESOP”) and adopted resolutions to (i) terminate the ESOP and (ii) provide for full vesting of all account balances in the ESOP. A determination letter has been filed with the IRS to terminate the ESOP and the ESOP will be terminated if and when the IRS issues a favorable determination letter.

Note 11 – Stock-Based Compensation
At the 2016 annual meeting, stockholders approved the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”), replacing the Shore Bancshares, Inc. 2006 Stock and Incentive Plan, which expired on that date. The Company may issue shares of common stock or grant other equity-based awards pursuant to the 2016 Equity Plan. Stock-based awards granted to date generally are time-based, vest in equal installments on each anniversary of the grant date and range over a one- to three-year period of time, and, in the case of stock options, expire ten years from the grant date. As part of the 2016 Equity Plan, a performance equity incentive award program, known as the “Long-term incentive plan” allows participating officers of the Company to earn incentive awards of performance share/restricted stock units if certain pre-determined targets are achieved at the end of a three-year performance cycle. Stock-based compensation expense based on the grant date fair value is recognized ratably over the requisite service period for all awards and reflects forfeitures as they occur. The 2016 Equity Plan originally reserved 750,000 shares of common stock for grant, and 190,166 shares remained available for grant at December 31, 2024.
The Company assumed 3,977 shares of restricted stock and 90,783 of restricted stock units at a fair value of $11.56 per share as a result of the merger with TCFC. The vesting period for the outstanding restricted stock grants is between three and five years. The vesting period for restricted stock units and performance stock units is between one to three years. The recipients of restricted stock units do not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units, until the recipient becomes the record holder of those shares.
The following table presents stock-based compensation expense related to the 2016 Equity Plan, included in the consolidated statements of income, for each of the periods indicated.

($ in thousands)	December 31, 2024	December 31, 2023
Stock-based compensation expense	$1,730	$1,174
The following table presents the total stock-based compensation expense related to unvested awards that has not yet been recognized at December 31, 2024 and 2023, and the weighted-average period over which the expense will be recognized.

	At December 31, 2024
($ in thousands)	Restricted Stock	Restricted Stock Units	Performance Stock Units
Unrecognized stock-based compensation expense	$214	$855	$359
Weighted-average period unrecognized expense is expected to be recognized	0.4 years	1.1 years	2.2 years

	At December 31, 2023
($ in thousands)	Restricted Stock	Restricted Stock Units
Unrecognized stock-based compensation expense	$175	$1,684
Weighted-average period unrecognized expense is expected to be recognized	0.5 years	1.3 years
The following table summarizes the Company’s restricted stock, restricted stock unit and performance stock unit activity for the year ended December 31, 2024.

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at December 31, 2023	45,322	$15.42	165,055	$11.56	—	$—
Granted	51,610	11.39	53,279	11.31	43,651	11.32
Vested	(45,322)	15.39	(79,974)	11.56	—	—
Forfeited	—	—	(3,256)	11.56	—	—
Outstanding at December 31, 2024	51,610	11.42	135,104	11.46	43,651	11.32
There were no stock options outstanding as of or granted during the years ended December 31, 2024 or 2023.
The fair value of restricted stock awards that vested during the years ended December 31, 2024 and 2023 was $588 thousand and $615 thousand, respectively. The fair value of restricted stock unit awards that vested during the years ended December 31, 2024 and 2023 was $914 thousand and $178 thousand, respectively. No performance stock unit awards vested during the years ended December 31, 2024 and 2023.

Note 12 – Derivatives
The Company maintains and accounts for derivatives, in the form of IRLCs and mandatory forward contracts, in accordance with the FASB guidance on accounting for derivative instruments and hedging activities. The Company recognizes gains and losses through mortgage-banking revenue in the consolidated statements of income.
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
The following table provides information pertaining to the carrying amounts of the Company’s derivative financial instruments at December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
($ in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset - IRLCs	$7,527	$113	$6,785	$110
Asset - TBA securities	22,100	164	1,000	2
Liability - TBA securities	7,550	23	18,000	176
Note 13 – Deferred Compensation
The Company has multiple deferred compensation agreements with current and former employees. The Executive Deferred Compensation Plan is reserved for members of management and highly compensated employees of the Company and the Bank. During 2019, the Executive Deferred Compensation Plan was expanded to include additional officers who had not previously participated. The Executive Deferred Compensation Plan permits a participant to elect, each year, to defer receipt of up to 100% of their salary and bonus to be earned in the following year. The Executive Deferred Compensation Plan also permits the participant to defer the receipt of performance-based compensation not later than six months before the end of the period for which it is to be earned. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options selected by the Compensation Committee of the Board of the Company. The actual investments purchased are owned by the Company and held in a Rabbi Trust. The accounts of the Rabbi Trust are consolidated and the investments are included in other assets on the consolidated balance sheets. The Company and the Bank may also make matching, mandatory and discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that they elect to defer. Any contributions made by the Company are subject to vesting over a five-year period.
The following table provides information on Shore Bancshares, Inc.’s contributions and participant deferrals to the Executive Deferred Compensation Plan and the related deferred compensation liability at December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	December 31, 2023
Elective deferrals	$276	$273
Deferred compensation liability	1,506	1,576
During 2019, the Company introduced a new supplemental executive retirement plan (“SERP”) for executive officers of the Company and the Bank. The related liability is unfunded; however, bank-owned life insurance was purchased to offset the benefit costs. The following table provides information on the expense recognized during the years ended December 31, 2024 and 2023, as well as the balance of the unfunded SERP liability and the cash surrender value of policies purchased to offset the SERP benefit costs as of December 31, 2024 and 2023. The unfunded SERP liability and cash surrender value were included on the consolidated balance sheets in other liabilities and other assets, respectively.

($ in thousands)	December 31, 2024	December 31, 2023
Cash surrender value	$100,517	$98,140
Deferred compensation liability - SERP	13,349	12,869
SERP expense	1,050	1,405
Lastly, in 2016, the Bank assumed agreements held by the former Centreville National Bank (“CNB”) under which its former directors had elected to defer part of their fees and compensation while serving on the former board of CNB. The amounts deferred were invested in insurance policies on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years.
The following table includes information on the deferred compensation liability and cash surrender value as of December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	December 31, 2023
Deferred compensation liability	$331	$388
Cash surrender value	2,257	2,322
Note 14 – Accumulated Other Comprehensive Loss
The Company records unrealized holding gains (losses), net of tax, on investment securities AFS as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) on the consolidated balance sheets for the years ended December 31, 2024 and 2023.

	Net Unrealized Gains (Losses)
	Year Ended December 31,
($ in thousands)	2024	2023
Beginning of period	$(7,494)	$(9,021)
Other comprehensive income (loss), net of tax	(51)	1,527
End of period	$(7,545)	$(7,494)
Note 15 – Income Taxes
The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2021.
The following table provides information on components of income tax expense for the years ended December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	December 31, 2023
Current tax expense:
Federal	$4,264	$172
State	1,681	63
	5,945	235
Deferred income tax expense:
Federal	6,570	1,692
State	2,300	1,029
	8,870	2,721

Total income tax expense	$14,815	$2,956
The following table provides a reconciliation of tax computed at the statutory federal tax rate to the actual tax expense for the years ended December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Tax at federal statutory rate	21.0%	21.0%
Tax effect of:
Tax-exempt income	(1.4)	(3.6)
State income taxes, net of federal benefit	5.4	6.1
Bargain purchase gain	—	(13.1)
Nondeductible compensation costs	0.1	3.9
Nondeductible merger-related expenses	—	2.6
Other	0.1	3.9
Actual income tax expense rate	25.2%	20.8%
The following table provides information on significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Allowance for credit losses	$14,888	$14,534
Write-downs of OREO	—	33
Nonaccrual loan interest	578	344
Lease liabilities	3,035	3,326
Deferred compensation	4,078	4,160
Federal net operating loss	—	6,528
State net operating loss	2,066	2,448
Deferred loan fees	2,078	1,775
Acquisition fair value adjustments	24,988	30,452
Unrealized losses on available for sale securities	2,844	2,825
Other	1,233	1,398
Total deferred tax assets	55,788	67,823

Deferred tax liabilities:
Depreciation	4,115	4,320
Right-of-use assets	2,918	3,229
Mortgage servicing rights	1,505	1,541
Acquisition fair value adjustments	1,651	2,401
Intangibles	11,223	13,611
Other	575	999
Total deferred tax liabilities	21,987	26,101
Less: valuation allowance	$(1,944)	$(1,015)
Net deferred tax assets	$31,857	$40,707
Management of the Company has determined a full valuation allowance is required for the holding company’s state deferred tax assets, largely associated with its state net operating losses. As the holding company files in the state of Maryland on separate entity basis and has not had and does not expect to have taxable income in that jurisdiction for the foreseeable future, the Company believes, at the current and prior period end, it was more likely than not that the holding company’s state deferred tax assets will not be realized. This valuation allowance increased from $1.0 million to $1.9 million during the year ended December 31, 2024. Based on the Company’s analysis, no other valuation allowances have been recorded as the Company expects to realize its remaining federal and state deferred tax assets.
The Company has analyzed the tax positions taken or expected to be taken in its income tax returns for the periods ending December 31, 2024 and 2023, and has recorded no liabilities related to uncertain tax positions in accordance with the applicable guidance in ASC 740, Income Taxes.

Note 16 – Regulatory Capital Requirements
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2024 and 2023, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of December 31, 2024, the most recent notification from our primary regulator categorized Shore United Bank, N.A. as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as “well-capitalized”, the Bank must maintain minimum common equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are outlined in the table below.
The following tables present the actual and required capital amounts and ratios for the Company and the Bank at December 31, 2024 and 2023.

	December 31,		Regulatory Minimum Ratio + Capital Conservation Buffer	To Be Well-Capitalized Under Prompt Corrective Action Regulation(1)
($ in thousands)	2024	2023
The Company Amounts
Common Tier 1 Capital to RWA	$458,258	$408,317
Tier 1 Capital to RWA	488,105	437,847
Total Capital to RWA	591,228	539,572
Tier 1 Capital to AA (Leverage)(2)	488,105	437,847

The Company Ratios
Common Tier 1 Capital to RWA	9.44%	8.69%	7.00%
Tier 1 Capital to RWA	10.06	9.32	8.50
Total Capital to RWA	12.18	11.49	10.50
Tier 1 Capital to AA (Leverage)(2)	8.02	7.75	4.00

The Bank Amounts
Common Tier 1 Capital to RWA	$521,453	$470,200
Tier 1 Capital to RWA	521,453	470,200
Total Capital to RWA	580,706	528,786
Tier 1 Capital to AA (Leverage)(2)	521,453	470,200

The Bank Ratios
Common Tier 1 Capital to RWA	10.75%	10.02%	7.00%	6.50%
Tier 1 Capital to RWA	10.75	10.02	8.50	8.00
Total Capital to RWA	11.97	11.27	10.50	10.00
Tier 1 Capital to AA (Leverage)(2)	8.58	8.33	4.00	5.00
________________________________
(1)Applies to Bank only.
(2)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. The PCA well-capitalized threshold is defined as 5.00%.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to

Parent Company in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At December 31, 2024, the Bank could pay dividends to the Company to the extent of its earnings so long as it maintained required capital ratios.
Note 17 – Fair Value Measurements
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
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale and equity securities with readily determinable fair values are recorded at fair value on a recurring basis, along with other mortgage related items identified in the recurring fair value table below. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent loans, repossessed assets and OREO (foreclosed assets). These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
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
Fair value measurement for investment securities available for sale is based on quoted prices from an independent pricing service. The fair value measurements consider observable data that may include present value of future cash flows, prepayment assumptions, credit loss assumptions and other factors. The Company classifies its investments in U.S. Treasury securities, if any, as Level 1 in the fair value hierarchy, and it classifies its investments in U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government-sponsored entities as Level 2.
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

The significant unobservable inputs used in the fair value measurement of the reporting entity’s residential MSRs are prepayment speeds, probability of default, rate of return, and cost of servicing. Significant increases/decreases in any of those inputs in isolation would have resulted in a significantly lower/higher fair value measurement. Generally, a change in the assumption used for prepayment speeds would have been accompanied by a directionally similar change in the markets (i.e., the 10-Year Treasury) and in the probability of default.
IRLCs
We utilize a third-party specialist model to estimate the fair value of our IRLCs, which are valued based upon mortgage securities (TBA) prices less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower (Level 3).

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2024
MSRs(1)	$5,874	Market Approach	Weighted-average prepayment speed (PSA)(2)	140

IRLCs - net asset	$113	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	98%

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2023
MSRs(1)	$5,926	Market Approach	Weighted-average prepayment speed (PSA)(2)	129

IRLCs - net asset	$110	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	98%
________________________________
(1)The weighted-average was calculated with reference to the principal balance of the underlying mortgages.
(2)PSA = Public Securities Association Standard Prepayment Model.
The following table presents activity in the IRLCs for the year ended December 31, 2024.

($ in thousands)	Year Ended December 31, 2024
Beginning balance	$110
Valuation adjustment	3
Ending balance	$113
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

The following tables present the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2024 and 2023. No assets were transferred from one hierarchy level to another during the years ended December 31, 2024 or 2023.

($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
December 31, 2024
Assets:
Securities available for sale:
U.S. government agency securities	$20,202	$—	$20,202	$—
Mortgage-backed securities	122,384	—	122,384	—
Other debt securities	6,626	—	6,626	—
	149,212	—	149,212	—

Equity securities	5,814	—	5,814	—

TBA forward trades	164	—	164	—
Loans held for sale	19,606	—	19,606	—
Loans held for investment, at fair value	9,466	—	9,466	—
MSRs	5,874	—	—	5,874
IRLCs	113	—	—	113
Total assets at fair value	$190,249	$—	$184,262	$5,987

Liabilities:
TBA forward trades	$23	$—	$23	$—
Total liabilities at fair value	$23	$—	$23	$—

($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
December 31, 2023
Assets:
Securities available for sale:
U.S. government agency securities	$20,475	$—	$20,475	$—
Mortgage-backed securities	84,027	—	84,027	—
Other debt securities	6,019	—	6,019	—
	110,521	—	110,521	—

Equity securities	5,703	—	5,703	—

TBA forward trades	2	—	2	—
Loans held for sale	8,782	—	8,782	—
Loans held for investment, at fair value	9,944	—	9,944	—
MSRs	5,926	—	—	5,926
IRLCs	110	—	—	110
Total assets at fair value	$140,988	$—	$134,952	$6,036

Liabilities:
TBA securities	$176	$—	$176	$—
Total liabilities at fair value	$176	$—	$176	$—

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
The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis as of December 31, 2024 and 2023 that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information About Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted-Average
December 31, 2024
Nonrecurring measurements:

Individually evaluated collateral dependent loans:
Commercial real estate	$2,220	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	62% 10%	38% 10%
Residential real estate	817	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	55% - 100% 10%	17% 10%
Commercial	—	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	14% - 100% 10%	0% 10%
Consumer	624	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	80% - 86% 10%	15% 10%
Other real estate owned	179	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
Repossessed assets	3,315	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	39%
Assets held for sale	900	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted-Average
December 31, 2023
Nonrecurring measurements:

Individually evaluated collateral dependent loan
Commercial real estate	$—	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	0% 0%	0% 0%
Residential real estate	288	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	53% 10%	24% 10%
Commercial	—	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	15% - 100% 0%	0% 0%
Consumer	345	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	80% - 100% 0%	46% 0%
Other real estate owned	179	Appraisal of collateral(1)	Appraisal adjustment(2)	0% - 20%	0%
_____________________________
(1)Unobservable inputs were weighted by the relative fair value of the instruments.
(2)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Note 18 – Fair Value of Financial Instruments
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
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments for the years ended December 31, 2024 and 2023. Fair values for December 31, 2024 and 2023 were estimated using an exit price notion.

December 31, 2024	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$459,851	$459,851	$459,851	$—	$—
Available for sale investment securities	149,212	149,212	—	149,212	—
Held to maturity investment securities	481,077	424,734	—	424,734	—
Equity securities	5,814	5,814	—	5,814	—
Restricted securities	20,253	20,253	—	20,253	—
Loans held for sale	19,606	19,606	—	19,606	—
TBA securities	164	164	—	164	—
Loans held for investment, at fair value	9,466	9,466	—	9,466	—
Loans held for investment, at amortized cost, net	4,704,612	4,551,983	—	—	4,551,983
Mortgage servicing rights	5,874	5,874	—	—	5,874
Accrued interest receivable	19,570	19,570	—	19,570	—
IRLCs	113	113	—	—	113

Liabilities
Deposits:
Noninterest-bearing	$1,562,815	$1,562,815	$—	$1,562,815	$—
Interest-bearing checking	978,076	978,076	—	978,076	—
Money market and savings	1,805,884	1,805,884	—	1,805,884	—
Time deposits	1,181,561	1,179,716	—	1,179,716	—
FHLB advances	50,000	50,201	—	50,201	—
TRUPS	29,847	27,952	—	27,952	—
Subordinated debt	43,870	43,669	—	43,669	—
TBA securities	23	23	—	23	—
Accrued interest payable	3,398	3,398	—	3,398	—

December 31, 2023	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$372,413	$372,413	$372,413	$—	$—
Available for sale investment securities	110,521	110,521	—	110,521	—
Held to maturity investment securities	513,188	457,830	—	457,830	—
Equity securities	5,703	5,703	—	5,703	—
Restricted securities	17,900	17,900	—	17,900	—
Loans held for sale	8,782	8,782	—	8,782	—
TBA securities	2	2	—	2	—
Cash surrender value on life insurance	101,704	101,704	—	101,704	—
Loans held for investment	9,944	9,944	—	9,944	—
Loans, net	4,573,715	4,477,468	—	—	4,477,468
Mortgage servicing rights	5,926	5,926	—	—	5,926
Accrued interest receivable	19,217	19,217	—	19,217	—
IRLCs	110	110	—	—	110

Liabilities
Deposits:
Noninterest-bearing	$1,258,037	$1,258,037	$—	$1,258,037	$—
Interest-bearing checking	1,165,546	1,165,546	—	1,165,546	—
Money market and savings	1,777,927	1,777,927	—	1,777,927	—
Time deposits	1,184,610	1,184,447	—	1,184,447	—
TRUPS	29,158	28,266	—	28,266	—
Subordinated debt	43,139	42,579	—	42,579	—
TBA securities	176	176	—	176	—
Accrued interest payable	4,711	4,711	—	4,711	—
Note 19 – Commitments and Contingencies
In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to make loans are generally made for a periods of 90 days or less. As of December 31, 2024, the Company’s outstanding fixed rate loan commitments have interest rates ranging from 6.50% - 9.75%.
The following table provides information on commitments outstanding for the years ended December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	December 31, 2023
Commitments to extend credit	$704,768	$613,266
Letters of credit	27,961	28,519
Total	$732,729	$641,785
The Bank had a reserve for off-balance sheet credit exposures of $1.1 million as of December 31, 2024 and 2023. The reserve was estimated based on the historic losses experienced by the Company. Losses are charged against the allowance when management believes the required funding of these exposures is uncollectible. While this evaluation is completed on a regular basis, it is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
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

Note 20 – Related Party Transactions
In the normal course of banking business, loans are made to officers, directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectability. As of December 31, 2024 and 2023, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $54.3 million and $53.1 million, respectively. During the years ended December 31, 2024 and 2023, loan additions were approximately $8.2 million and $35.9 million, of which $27.4 million were due to the 2023 acquisition of TCFC, and loan repayments and no longer reportable loans were approximately $7.3 million and $1.3 million, respectively.
As of December 31, 2024 and 2023, deposits, both direct and indirect, from executive officers and directors, their associates and policy-making officers, totaled approximately $35.8 million and $35.6 million, respectively.
The Company leases a portion of one of its facilities to a law firm, in which the Chairman of the Board of the Company and the Bank is a partner. In January 2022, the lease entered the final five-year renewal option under the leasing agreement. The total rent payments received were $318 thousand and $311 thousand for the years ended December 31, 2024 and 2023, respectively. The law firm also reimburses the Company for its share of common area maintenance and utilities. In addition, the law firm represents the Company and the Bank in certain legal matters.
Note 21 – Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share for the years ended December 31, 2024 and 2023.

(In thousands, except per share data)	December 31, 2024	December 31, 2023

Net income	$43,889	$11,228

Average number of common shares outstanding	33,267	26,572
Dilutive effect of common stock equivalents	18	2
Average number of shares used to calculate diluted earnings per common share	33,285	26,574

Anti-dilutive shares	—	—

Earnings per common share
Basic	$1.32	$0.42
Diluted	$1.32	$0.42
As of December 31, 2024 and 2023, there were no unvested common stock equivalents excluded from the calculation of diluted earnings per common share as their effect would be anti-dilutive.

Note 22 – Revenue Recognition
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
All contract issuance costs are expensed as incurred. The Company had no contract assets or liabilities at December 31, 2024.
Other Noninterest Income
Other noninterest income consists of: fees, exchange, other service charges, safety deposit box rental fees, and other miscellaneous revenue streams. Fees and other service charges are primarily comprised of debit and credit card income, automated teller machine (“ATM”) fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard and Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that rentals and renewals of safe deposit boxes will be recognized on a monthly basis consistent with the duration of the performance obligation.

The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2024 and 2023.

($ in thousands)	December 31, 2024	December 31, 2023
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$6,149	$5,501
Trust and investment fee income	3,367	3,608
Interchange income	6,741	5,714
Title Company revenue	402	551
Other noninterest income	4,251	2,961
Noninterest income (in-scope of Topic 606)	20,910	18,335
Noninterest income (out-of-scope of Topic 606)	10,237	14,824
Total noninterest income	$31,147	$33,159
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2024 and 2023, the Company did not have any significant contract balances.

Note 23 – Segment Reporting
The Company’s reportable segment is determined by the Chief Executive Officer, who is designated the chief operating decision maker (“CODM”), based upon information provided about the Company’s product and services offered. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance of product and customers are similar. The CODM evaluates the financial performance of the Company’s business components such as revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in determination of allocated resources. While the CODM monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable operating segment. Refer to the “Consolidated Financial Statements” included in Part II, Item 8. of this Annual Report on Form 10-K.

Note 24 – Parent Company Financial Information
The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company only) at and for the years ended December 31, 2024 and 2023.
Condensed Balance Sheets

($ in thousands)	December 31, 2024	December 31, 2023
Assets
Cash	$5,257	$7,345
Investment in subsidiaries	605,286	571,298
Other assets	9,289	7,926
Total assets	$619,832	$586,569

Liabilities
Accrued interest payable	$1,027	$1,050
Deferred tax liability	251	—
Other liabilities	3,771	2,087
Long-term debt	73,717	72,297
Total liabilities	78,766	75,434

Stockholders’ equity
Common stock	333	332
Additional paid in capital	358,112	356,007
Retained earnings	190,166	162,290
Accumulated other comprehensive loss	(7,545)	(7,494)
Total stockholders’ equity	541,066	511,135

Total liabilities and stockholders’ equity	$619,832	$586,569

Condensed Statements of Income

	Year Ended December 31,
($ in thousands)	2024	2023
Income
Dividends from subsidiaries	$17,000	$22,000
Company owned life insurance income	206	141
Bargain purchase gain	—	8,816
Total income	17,206	30,957

Expenses
Interest expense	5,768	4,454
Salaries and employee benefits	598	358
Occupancy and equipment expense	—	1
Legal and professional fees, including merger expenses	1,636	5,164
Other operating expenses	1,032	775
Total expenses	9,034	10,752

Income before income tax benefit and equity (deficit) in undistributed net income of subsidiaries	8,172	20,205
Income tax benefit	(1,678)	(1,557)
Income before equity (deficit) in undistributed net income of subsidiaries	9,850	21,762
Equity (deficit) in undistributed net income of subsidiaries	34,039	(10,534)
Net income	$43,889	$11,228

Condensed Statements of Cash Flows

	Year Ended December 31,
($ in thousands)	2024	2023
Cash flows from operating activities:
Net income	$43,889	$11,228
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(34,039)	10,534
Bargain purchase gain	—	(8,816)
Amortization of debt issuance costs	122	122
Stock-based compensation expense	1,730	1,174
Company owned life insurance income	(406)	(141)
Acquisition accounting adjustments	926	557
Net increase in other assets	(957)	(1,267)
Net increase (decrease) in other liabilities	2,284	(682)
Net cash provided by operating activities	13,549	12,709

Cash flows from investing activities:
Purchase of company owned life insurance	—	(249)
Cash acquired in the acquisition of TCFC, net of cash paid	—	88
Net cash used in investing activities	—	(161)

Cash flows from financing activities:
Common stock dividends paid	(16,013)	(12,733)
Issuance of common stock	376	385
Net cash used in financing activities	(15,637)	(12,348)

Net (decrease) increase in cash and cash equivalents	(2,088)	200
Cash and cash equivalents at beginning of year	7,345	7,145
Cash and cash equivalents at end of year	$5,257	$7,345

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
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
An evaluation of the effectiveness of these disclosure controls and procedures as of December 31, 2024 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on the evaluation, the Company’s management, including the PEO and the PFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2024. Management’s report on the Company’s internal control over financial reporting is included in Part II, Item 8. of this Annual Report on Form 10-K.
Crowe, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report on Form 10-K, issued an audit report on the Company’s internal control over financial reporting as of December 31, 2024. Such attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 is included in Part II, Item 8. of this Annual Report on Form 10-K.
Item 9B.    OTHER INFORMATION
During three months ended December 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
The information required by this item with respect to our directors and certain corporate governance practices is contained in our Proxy Statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2024. Such information is incorporated herein by reference.
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
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.
Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1), (2) and (c) Financial statements and schedules:
(a)(3) and (b) Exhibits required to be filed by Item 601 of Regulation S-K:
The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which index is incorporated herein by reference.
Item 16.    FORM 10-K SUMMARY
None.

EXHIBIT LIST

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of March 3, 2021, between Shore Bancshares, Inc. and Severn Bancorp, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on March 3, 2021).

2.2
Agreement and Plan of Merger, dated as of December 14, 2022, between Shore Bancshares, Inc. and The Community Financial Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on December 14, 2022).

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).
3.1(ii)	Articles of the Amendment of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 3, 2023).
3.1(iii)	Articles Supplementary relating to the Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference Exhibit 4.1 of the Company’s Form 8-K filed on January 13, 2009).
3.1(iv)
Articles Supplementary relating to the reclassification of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as common stock (incorporated by reference Exhibit 3.1(i) of the Company’s Form 8-K filed on June 17, 2009).

3.2	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-Q filed on August 9, 2024).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed on March 15, 2024).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010).
10.1	Shore Bancshares, Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on April 21, 2010).
10.2	Shore Bancshares, Inc. Amended and Restated Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on February 14, 2007).
10.3	Shore Bancshares, Inc. 2006 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2006 definitive proxy statement filed on March 24, 2006).
10.4	Form of Restricted Stock Award Agreement under the 2006 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 11, 2007).
10.5	Form of Performance Share/Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 8, 2015).
10.6	Shore Bancshares, Inc. 2016 Stock and Incentive Compensation Plan (incorporated by reference to Appendix A of the Company’s 2016 definitive proxy statement filed on March 15, 2016).
10.7	Form of Restricted Stock Award Agreement under the 2016 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 13, 2020).
10.8	Form of Restricted Stock Units Award under the 2016 Stock and Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on March 13, 2020).
10.9	Change in Control Agreement, dated November 2, 2018 between Shore United Bank and Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 2, 2018).
10.10	Change in Control Agreement, dated November 2, 2018 between Shore United Bank and Donna J. Stevens (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 2, 2018).
10.11	Supplemental Executive Retirement Plan for Lloyd L. Beatty, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 25, 2019).
10.12	Supplemental Executive Retirement Plan for Donna J. Stevens (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 25, 2019).
10.13	2019 Deferred Compensation Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2020).
10.14	Consulting Agreement, dated as of October 31, 2021, by and between Alan J. Hyatt and Shore United Bank (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2021).
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

Exhibit No.	Description

10.18	Retention Agreement, effective as of July 1, 2023, by and between Shore Bancshares, Inc. and James M. Burke (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 3, 2023).
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
10.21
The Community Financial Corporation 2015 Equity Compensation Plan (as assumed by the Company effective July 3, 2023) (incorporated by reference to Appendix A in the Definitive Proxy Statement of The Community Financial Corporation filed with the Commission on March 25, 2015).

10.22	First Amendment to Supplemental Executive Retirement Plan for Donna J. Stevens (filed herewith).
19	Insider Trading Policy (filed herewith).
21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K).
23.1	Consent of Crowe LLP.
23.2	Consent of Yount, Hyde & Barbour, P.C.
31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certifications of the PFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
97.0	Shore Bancshares, Inc. Clawback Policy (incorporated by reference to Exhibit 97.0 of the Company’s Form 10-K filed on March 15, 2024).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: March 10, 2025	By:	/s/ James M. Burke
James M. Burke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James M. Burke	/s/ Michael B. Adams
James M. Burke	Michael B. Adams, Director
Director, President, and Chief Executive Officer	March 10, 2025
(Principal Executive Officer)
March 10, 2025	/s/ David S. Jones
David S. Jones, Director
/s/Todd L. Capitani	March 10, 2025
Todd L. Capitani
Executive Vice President & Chief Financial Officer	/s/ Clyde V. Kelly, III
(Principal Financial Officer)	Clyde V. Kelly, III, Director
March 10, 2025	March 10, 2025

/s/ Alan J. Hyatt	/s/ David W. Moore
Alan J. Hyatt, Chairman of the Board	David W. Moore, Director
March 10, 2025	March 10, 2025

/s/ Austin J. Slater, Jr.	/s/ Dawn M. Willey
Austin J. Slater, Jr., Vice Chair & Lead Independent Director	Dawn M. Willey, Director
March 10, 2025	March 10, 2025

/s/ John A. Lamon, III	/s/ R. Michael Clemmer, Jr.
John A. Lamon, Director	R. Michael Clemmer, Jr., Director
March 10, 2025	March 10, 2025

/s/ Frank E. Mason, III	/s/ Konrad M. Wayson
Frank E. Mason, III, Director	Konrad M. Wayson, Director
March 10, 2025	March 10, 2025

/s/ William E. Esham, III	/s/ Louis P. Jenkins, Jr.
William E. Esham, Director	Louis P. Jenkins, Jr., Director
March 10, 2025	March 10, 2025

/s/ Esther A. Streete	/s/ Rebecca Middleton McDonald
Esther A. Streete, Director	Rebecca Middleton McDonald, CPA, Director
March 10, 2025	March 10, 2025

/s/ Mary Todd Peterson	/s/ E. Larry Sanders, III
Mary Todd Peterson, Director	E. Larry Sanders, III, Director
March 10, 2025	March 10, 2025