Form 10-Q
period 2025-03-31
SHORE BANCSHARES INC
filed 2025-05-08
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of May 5, 2025 was 33,374,265.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and due from banks	$46,886	$44,008
Interest-bearing deposits with other banks	342,120	415,843
Cash and cash equivalents	389,006	459,851
Investment securities:
Available for sale, at fair value (amortized cost of $187,862 and $159,593 at March 31, 2025 and December 31, 2024, respectively)	179,148	149,212
Held to maturity, net of allowance for credit losses of $178 and $203 (fair value of $421,428 and $424,734 at March 31, 2025 and December 31, 2024, respectively)	469,572	481,077
Equity securities, at fair value	5,945	5,814
Restricted securities, at cost	20,411	20,253
Loans held for sale, at fair value	15,717	19,606
Loans held for investment	4,777,489	4,771,988
Less: allowance for credit losses	(58,042)	(57,910)
Loans, net	4,719,447	4,714,078

Premises and equipment, net	81,692	81,806
Goodwill	63,266	63,266
Other intangible assets, net	36,033	38,311
Mortgage servicing rights, at fair value	5,535	5,874
Right-of-use assets	11,709	11,385
Cash surrender value on life insurance	105,040	104,421
Accrued interest receivable	20,555	19,570
Deferred income taxes	31,428	31,857
Other assets	22,059	24,382
TOTAL ASSETS	$6,176,563	$6,230,763

LIABILITIES
Deposits:
Noninterest-bearing	$1,565,017	$1,562,815
Interest-bearing checking	852,480	978,076
Money market and savings	1,800,529	1,805,884
Time deposits	1,242,319	1,181,561
Total deposits	5,460,345	5,528,336
FHLB advances	50,000	50,000
Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”), net	29,926	29,847
Subordinated debt, net	44,053	43,870
Total borrowings	123,979	123,717
Lease liabilities	12,183	11,844
Other liabilities	27,586	25,800
TOTAL LIABILITIES	5,624,093	5,689,697
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; shares authorized 50,000,000; shares issued and outstanding 33,374,265 and 33,332,177 at March 31, 2025 and December 31, 2024, respectively	333	333
Additional paid in capital	358,572	358,112
Retained earnings	199,898	190,166
Accumulated other comprehensive loss	(6,333)	(7,545)
TOTAL STOCKHOLDERS’ EQUITY	552,470	541,066
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,176,563	$6,230,763
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2025	2024
INTEREST INCOME
Interest and fees on loans	$67,647	$65,754
Interest and dividends on taxable investment securities	5,001	4,419
Interest and dividends on tax-exempt investment securities	6	6
Interest on deposits with other banks	3,409	960
Total interest income	76,063	71,139

INTEREST EXPENSE
Interest on deposits	28,070	28,497
Interest on short-term borrowings	—	56
Interest on long-term borrowings	1,964	1,451
Total interest expense	30,034	30,004

NET INTEREST INCOME	46,029	41,135
Provision for credit losses	1,028	407
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	45,001	40,728

NONINTEREST INCOME
Service charges on deposit accounts	1,514	1,507
Trust and investment fee income	823	734
Gain on sale of loans held for sale	966	708
Mortgage-banking revenue	274	93
Interchange credits	1,577	1,587
Title Company revenue	117	78
Other noninterest income	1,732	1,860
Total noninterest income	7,003	6,567

NONINTEREST EXPENSE
Salaries and employee benefits	16,440	15,949
Occupancy expense	2,538	2,416
Furniture and equipment expense	853	904
Software and data processing	4,691	4,021
Directors’ fees	348	295
Amortization of other intangible assets	2,278	2,576
FDIC insurance premium expense	1,091	1,150
Legal and professional fees	1,613	1,599
Fraud losses	105	4,502
Other noninterest expense	3,790	3,286
Total noninterest expense	33,747	36,698
Income before income taxes	18,257	10,597
Income tax expense	4,493	2,413
NET INCOME	$13,764	$8,184

Basic net income per common share	$0.41	$0.25
Diluted net income per common share	$0.41	$0.25
Dividends paid per common share	$0.12	$0.12
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net income	$13,764	$8,184

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on available for sale securities	1,667	(776)
Tax effect	(455)	212
Total other comprehensive income (loss)	1,212	(564)
Comprehensive income	$14,976	$7,620
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

($ in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2024	$333	$358,112	$190,166	$(7,545)	$541,066
Net income	—	—	13,764	—	13,764
Other comprehensive income	—	—	—	1,212	1,212
Stock-based compensation	—	460	—	—	460
Cash dividends declared	—	—	(4,032)	—	(4,032)
Balances, March 31, 2025	333	$358,572	199,898	(6,333)	552,470

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) - Continued

($ in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2023	$332	$356,007	$162,290	$(7,494)	$511,135
Net income	—	—	8,184	—	8,184
Other comprehensive loss	—	—	—	(564)	(564)
Common shares issued for employee stock purchase plan	—	103	—	—	103
Stock-based compensation	—	354	—	—	354
Cash dividends declared	—	—	(3,984)	—	(3,984)
Balances, March 31, 2024	$332	$356,464	$166,490	$(8,058)	$515,228
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,764	$8,184
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(3,153)	(3,753)
Provision for credit losses	1,028	407
Depreciation and amortization	4,077	4,099
Net amortization of securities	36	43
Amortization of debt issuance costs	30	31
Gain on mortgage loans held for sale	(966)	(708)
Gain on other mortgage loan activity	(284)	(112)
Proceeds from sale of mortgage loans held for sale	33,739	22,737
Originations of loans held for sale	(29,362)	(27,257)
Stock-based compensation expense	511	354
Deferred income tax (benefit) expense	(26)	1,941
Loss on sales of repossessed assets	94	—
Loss on valuation adjustments on mortgage servicing rights	330	223
Loss on disposal of fixed assets	27	—
Loss on disposal of premises held for sale	61	—
Fair value adjustment on equity securities	(87)	61
Bank owned life insurance income	(529)	(592)
Net changes in:
Accrued interest receivable	(985)	(324)
Other assets	740	(1,298)
Accrued interest payable	(39)	(1,353)
Other liabilities	777	(296)
Net cash provided by operating activities	19,783	2,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of available for sale securities	3,701	3,849
Proceeds from maturities and principal payments of held to maturity securities	11,388	9,215
Purchases of available for sale securities	(31,865)	(59,431)
Purchases of equity securities	(44)	(39)
Purchase of restricted securities	(158)	(5,973)
Net change in loans	(2,256)	(5,984)
Purchases of premises and equipment	(1,024)	(1,773)
Proceeds from sales of repossessed assets	1,234	—
Redemption of restricted securities	—	6,010
Purchases of bank owned life insurance	(90)	(25)
Proceeds from disposal of premises held for sale	843	—
Net cash used in investing activities	$(18,271)	$(54,151)
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

	Three Months Ended March 31,
($ in thousands)	2025	2024

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	$2,202	$(57,357)
Interest-bearing deposits	(70,527)	(144,851)
Common stock dividends paid	(4,032)	(3,984)
Issuance of common stock	—	103
Net cash used in financing activities	(72,357)	(206,089)
Net decrease in cash and cash equivalents	(70,845)	(257,853)
Cash and cash equivalents at beginning of period	459,851	372,413
Cash and cash equivalents at end of period	$389,006	$114,560

Supplemental cash flows information:
Interest paid	$29,477	$30,728
Income taxes paid	—	87
Recognition of lease liabilities arising from right-of-use assets	915	71
Transfers from loans to repossessed assets	569	1,845
Unrealized gains (losses) on available for sale securities	1,667	(776)
Unsettled securities transaction	—	14,083
See accompanying notes to unaudited consolidated financial statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries (collectively referred to in these Notes as the “Company”), with all significant intercompany transactions eliminated. The accounting and reporting policies of the Company conform with generally accepted accounting principles in the United States of America (“GAAP”). For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).
Nature of Operations
The Company engages in the banking business through Shore United Bank, N.A. (the “Bank”), a Maryland commercial bank with trust powers. The Company’s primary source of revenue is derived from interest earned on commercial, residential mortgage and other loans, and fees charged in connection with lending and other banking services located in Maryland, Delaware and Virginia. The Company engages in financial service offerings through Wye Financial Partners and offers corporate trustee services through Wye Trust, a division of the Bank. The Bank also conducts secondary market lending activities through a division of the Bank. Mid-Maryland Title Company, Inc. (the “Title Company”), engages in title work related to real estate transactions. The Title Company ceased conducting real estate closings effective March 31, 2025. Operations will continue for as long as necessary to ensure that work in progress is adequately addressed.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in the related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. Actual amounts or results could differ from these estimates. In the opinion of management, all normal, recurring adjustments have been included for a fair presentation of this interim financial information.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU No. 2023-09 to have a material impact on its consolidated financial statements.

Note 2 – Investment Securities
The following tables provide information on the amortized cost and estimated fair values of investment securities at March 31, 2025 and December 31, 2024.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities(1):
March 31, 2025
U.S. Treasury and government agency securities	$22,673	$3	$2,332	$20,344
Mortgage-backed securities	158,997	32	6,920	152,109
Other debt securities(2)	6,192	503	—	6,695
Total	$187,862	$538	$9,252	$179,148

December 31, 2024
U.S. Treasury and government agency securities	$22,984	$4	$2,786	$20,202
Mortgage-backed securities	130,439	84	8,139	122,384
Other debt securities(2)	6,170	469	13	6,626
Total	$159,593	$557	$10,938	$149,212
____________________________________
(1)No available for sale (“AFS”) securities were sold during the three months ended March 31, 2025 and 2024.
(2)Other debt securities includes corporate and municipal bond obligations of state and political entities.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to maturity securities:
March 31, 2025
U.S. Treasury and government agency securities	$129,327	$—	$7,001	$122,326	$—
Mortgage-backed securities	328,459	2	40,631	287,830	—
Other debt securities(1)	11,964	15	707	11,272	178
Total	$469,750	$17	$48,339	$421,428	$178

December 31, 2024
U.S. Treasury and government agency securities	$132,560	$—	$8,555	$124,005	$—
Mortgage-backed securities	336,755	—	47,234	289,521	—
Other debt securities(1)	11,965	19	776	11,208	203
Total	$481,280	$19	$56,565	$424,734	$203
____________________________________
(1)Other debt securities includes corporate and municipal bond obligations of state and political entities.
Equity securities with aggregate fair values of $5.9 million and $5.8 million at March 31, 2025 and December 31, 2024, respectively, are presented separately on the consolidated balance sheets. The fair value adjustments recorded through earnings totaled a gain of $131 thousand for the three months ended March 31, 2025 and a loss of $22 thousand for the three months ended March 31, 2024.
The following table summarizes the activity in the allowance for credit losses (“ACL”) on held to maturity (“HTM”) securities for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2025	March 31, 2024
Balance, beginning of period	$203	$94
Provision for (reversal of) credit losses, other debt securities	(25)	22
Balance, end of period	$178	$116

A reversal of the provision for credit losses of $25 thousand and a provision for credit losses of $22 thousand was recorded on HTM corporate and municipal bonds for the three months ended March 31, 2025 and 2024.
The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024.

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
Available for sale securities:
U.S. Treasury and government agency securities	$84	$1	$17,564	$2,331	$17,648	$2,332
Mortgage-backed securities	76,833	663	55,375	6,257	132,208	6,920
Other debt securities	—	—	2,000	—	2,000	—
Total	$76,917	$664	$74,939	$8,588	$151,856	$9,252

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available for sale securities:
U.S. Treasury and government agency securities	$207	$—	$17,422	$2,786	$17,629	$2,786
Mortgage-backed securities	56,913	710	48,782	7,429	105,695	8,139
Other debt securities	—	—	1,988	13	1,988	13
Total	$57,120	$710	$68,192	$10,228	$125,312	$10,938
There were 115 AFS debt securities with a fair value below the amortized cost basis, with unrealized losses totaling $9.3 million as of March 31, 2025. The Company concluded that a credit loss does not exist in its AFS securities portfolio as of March 31, 2025, and no impairment loss has been recognized based on the fact that (1) changes in fair value were primarily caused by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All HTM and AFS securities were current with no securities past due or on nonaccrual as of March 31, 2025 and December 31, 2024.
All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were 115 AFS and 184 HTM securities in an unrealized loss position at March 31, 2025. There were 111 AFS and 187 HTM securities in an unrealized loss position at December 31, 2024. Net unrealized losses of the AFS securities totaled $8.7 million and $10.4 million as of March 31, 2025 and December 31, 2024, respectively.

The following table provides information on the amortized cost and estimated fair values of investment securities by contractual maturity date at March 31, 2025.

	Available for Sale		Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,480	$2,481	$12,067	$11,895
Due after one year through five years	18,587	17,215	110,110	105,098
Due after five years through ten years	7,485	7,049	8,524	7,858
Due after ten years	313	294	10,590	8,747
	$28,865	$27,039	$141,291	$133,598
Mortgage-backed securities	158,997	152,109	328,459	287,830
Total	$187,862	$179,148	$469,750	$421,428
The maturity dates for debt securities are determined using contractual maturity dates. Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations without prepayment penalties.
The Company has securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. At March 31, 2025, the aggregate carrying value of pledged AFS and HTM pledged securities was $67.8 million and $214.6 million, respectively. The comparable amounts for December 31, 2024 were $67.9 million and $197.5 million, respectively.
The following table sets forth the amortized cost and estimated fair values of securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged available for sale securities	$75,003	$67,805	$76,280	$67,926
Pledged held to maturity securities	214,583	191,952	197,474	173,248
There were no obligations to any issuer exceeding 10% of stockholders’ equity at March 31, 2025 or December 31, 2024.

Note 3 – Loans and Allowance for Credit Losses
The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the most significant accounting policies that the Company follows, see Note 1 – “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8. of the 2024 Annual Report.
The following table provides information about the principal classes of the loan portfolio at March 31, 2025 and December 31, 2024.

($ in thousands)	March 31, 2025	% of Total Loans	December 31, 2024	% of Total Loans
Commercial real estate	$2,544,107	53.2%	$2,557,806	53.6%
Residential real estate	1,325,858	27.8	1,329,406	27.9
Construction	366,218	7.7	335,999	7.0
Commercial	234,499	4.9	237,932	5.0
Consumer	300,007	6.3	303,746	6.4
Credit cards	6,800	0.1	7,099	0.1
Total loans	4,777,489	100.0%	4,771,988	100.0%
Allowance for credit losses on loans	(58,042)		(57,910)
Total loans, net	$4,719,447		$4,714,078
Loans are stated at their principal amount outstanding, net of any purchase premiums/discounts and deferred fees and costs. Included in loans were deferred costs, net of fees, of $3.2 million and $3.2 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, loans included $1.64 billion and $1.69 billion, respectively, of aggregate loans that were acquired as part of the acquisitions of Severn Bancorp, Inc. (“Severn”) and The Community Financial Corporation (“TCFC”). These balances were presented net of the related aggregate discounts, which totaled $88.1 million and $92.0 million at March 31, 2025 and December 31, 2024, respectively.
At March 31, 2025, the Bank was servicing $366.9 million in loans for the Federal National Mortgage Association and $115.4 million in loans for Federal Home Loan Mortgage Corporation.
The following tables provide information on amortized cost basis on nonaccrual loans by loan class as of March 31, 2025 and December 31, 2024.

($ in thousands)	Nonaccrual With No Allowance For Credit Loss	Nonaccrual With An Allowance For Credit Loss	Total Nonaccrual Loans
March 31, 2025
Nonaccrual loans:
Commercial real estate	$3,283	$2,135	$5,418
Residential real estate	7,558	418	7,976
Construction	345	—	345
Commercial	405	961	1,366
Consumer	276	—	276
Credit cards	—	21	21
Total	$11,867	$3,535	$15,402

Interest income	$191	$58	$249

($ in thousands)	Nonaccrual With No Allowance For Credit Loss	Nonaccrual With An Allowance For Credit Loss	Total Nonaccrual Loans
December 31, 2024
Nonaccrual loans:
Commercial real estate	$8,192	$2,194	$10,386
Residential real estate	6,741	873	7,614
Construction	360	—	360
Commercial	458	549	1,007
Consumer	761	712	1,473
Credit cards	—	168	168
Total	$16,512	$4,496	$21,008

Interest income	$274	$65	$339

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
March 31, 2025
Nonaccrual loans:
Commercial real estate	$701	$4,717	$5,418
Residential real estate	4,976	3,000	7,976
Construction	345	—	345
Commercial	216	1,150	1,366
Consumer	248	28	276
Credit cards	—	21	21
Total	$6,486	$8,916	$15,402

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
December 31, 2024
Nonaccrual loans:
Commercial real estate	$7,268	$3,118	$10,386
Residential real estate	3,979	3,635	7,614
Construction	360	—	360
Commercial	70	937	1,007
Consumer	1,431	42	1,473
Credit cards	146	22	168
Total	$13,254	$7,754	$21,008
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
Consumer credit cards are monitored based on a borrower payment history. Credit card loans are classified as performing and are typically charged off no later than 180 days past due when, or in the opinion of management, the collection of principal or interest is considered doubtful. As of March 31, 2025, there were seven credit cards that were evaluated based on economic conditions specific to the loans or borrowers, and were downgraded to substandard and nonperforming.
Loans subject to risk rating are graded on a scale of one to ten.
Ratings 1 thru 6 – Pass – Ratings 1 thru 6 have asset risks ranging from excellent-low to adequate. The specific rating assigned considers customer history of earnings, cash flows, liquidity, leverage, capitalization, consistency of debt service coverage, the nature and extent of customer relationship and other relevant specific business factors such as the stability of the industry or market area, changes to management, litigation or unexpected events that could have an impact on risks.
Rating 7 – Special Mention – These credits have potential weaknesses due to economic conditions, less than adequate earnings performance or other factors which require the lending officer to direct more than normal attention to the credit. Financing alternatives may be limited and/or command higher risk interest rates. Special mention loan relationships are reviewed at least quarterly.

Rating 8 – Substandard – Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. Substandard loans are the first adversely classified loans on the Bank’s watchlist. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor or operating losses. When a loan is assigned to this category the Bank may estimate a specific reserve in the credit loss allowance analysis and/or place the loan on nonaccrual. These assets listed may include assets with histories of repossessions or some that are nonperforming bankruptcies. These relationships will be reviewed at least quarterly.
Rating 9 – Doubtful – Doubtful assets have many of the same characteristics of substandard with the exception that the Bank has determined that loss is not only possible but is probable. The amount of loss is not discernible due to factors such as merger, acquisition, or liquidation; a capital injection; a pledge of additional collateral; the sale of assets; or alternative refinancing plans. Credits receiving a doubtful classification are required to be on nonaccrual. These relationships will be reviewed at least quarterly.
Rating 10 – Loss – Loss assets are uncollectible or of little value.

The following table provides information on loan risk ratings as of March 31, 2025 and gross write-offs during the three months ended March 31, 2025.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
March 31, 2025
Commercial real estate
Pass	$1,086,053	$416,624	$543,786	$252,723	$136,600	$45,532	$26,176	$—	$2,507,494
Special mention	7,435	2,945	19,752	—	—	—	355	—	30,487
Substandard	2,670	2,899	—	—	—	—	557	—	6,126
Total	$1,096,158	$422,468	$563,538	$252,723	$136,600	$45,532	$27,088	$—	$2,544,107
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$354,826	$209,479	$290,361	$221,305	$102,520	$14,345	$122,175	$64	$1,315,075
Special mention	2,020	—	—	—	—	—	—	—	2,020
Substandard	5,581	1,579	284	881	—	—	438	—	8,763
Total	$362,427	$211,058	$290,645	$222,186	$102,520	$14,345	$122,613	$64	$1,325,858
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$37,068	$8,240	$56,341	$59,151	$154,069	$24,141	$26,459	$187	$365,656
Special mentions	—	217	—	—	—	—	—	—	217
Substandard	345	—	—	—	—	—	—	—	345
Total	$37,413	$8,457	$56,341	$59,151	$154,069	$24,141	$26,459	$187	$366,218
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$33,367	$36,453	$26,437	$29,006	$36,469	$5,338	$62,808	$431	$230,309
Special mention	165	—	39	—	—	—	528	—	732
Substandard	650	6	1,517	925	—	—	360	—	3,458
Total	$34,182	$36,459	$27,993	$29,931	$36,469	$5,338	$63,696	$431	$234,499
Gross charge-offs	$(2)	$—	$—	$—	$—	$—	$—	$—	$(2)

Consumer
Pass	$11,098	$57,447	$109,068	$56,232	$46,983	$17,776	$682	$—	$299,286
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	40	123	558	—	—	—	—	721
Total	$11,098	$57,487	$109,191	$56,790	$46,983	$17,776	$682	$—	$300,007
Gross charge-offs	$(140)	$(34)	$(287)	$(17)	$—	$—	$(4)	$—	$(482)

Total
Pass	$1,522,412	$728,243	$1,025,993	$618,417	$476,641	$107,132	$238,300	$682	$4,717,820
Special mention	9,620	3,162	19,791	—	—	—	883	—	33,456
Substandard	9,246	4,524	1,924	2,364	—	—	1,355	—	19,413
Total loans by risk category	$1,541,278	$735,929	$1,047,708	$620,781	$476,641	$107,132	$240,538	$682	$4,770,689

Total gross charge-offs	$(142)	$(34)	$(287)	$(17)	$—	$—	$(4)	$—	$(484)
The following table presents the amortized cost in credit card loans based on performing status and gross charge-off as of March 31, 2025 and gross write-offs during the three months ended March 31, 2025. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
March 31, 2025
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$6,779	$—	$6,779
Nonperforming	—	—	—	—	—	—	21	—	21
Total	$—	$—	$—	$—	$—	$—	$6,800	$—	$6,800
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(242)	$—	$(242)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$6,800	$—	$6,800

Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(242)	$—	$(242)

Total recorded investment	$1,541,278	$735,929	$1,047,708	$620,781	$476,641	$107,132	$247,338	$682	$4,777,489

The following table provides information on loan risk ratings as of December 31, 2024 and gross write-offs during the year ended December 31, 2024.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2020	2021	2022	2023	2024
December 31, 2024
Commercial real estate
Pass	$822,391	$297,098	$435,084	$534,936	$250,482	$136,891	$24,966	$14,084	$2,515,932
Special mention	7,514	—	2,964	19,746	—	—	417	—	$30,641
Substandard	7,684	—	2,991	—	—	—	558	—	11,233
Total	$837,589	$297,098	$441,039	$554,682	$250,482	$136,891	$25,941	$14,084	$2,557,806
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$291,306	$78,568	$211,938	$295,402	$220,753	$101,005	$119,367	$613	$1,318,952
Special mention	1,529	518	—	—	—	—	—	—	2,047
Substandard	5,414	—	1,342	290	885	—	476	—	8,407
Total	$298,249	$79,086	$213,280	$295,692	$221,638	$101,005	$119,843	$613	$1,329,406
Gross charge-offs	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Construction
Pass	$31,884	$8,191	$8,628	$56,685	$70,232	$131,383	$26,785	$1,851	$335,639
Special mentions	—	—	—	—	—	—	—	—	—
Substandard	360	—	—	—	—	—	—	—	360
Total	$32,244	$8,191	$8,628	$56,685	$70,232	$131,383	$26,785	$1,851	$335,999
Gross charge-offs	$—	$—	$(12)	$—	$—	$—	$—	$—	$(12)

Commercial
Pass	$25,214	$11,088	$40,817	$29,142	$29,458	$39,489	$57,982	$874	$234,064
Special mention	116	—	—	—	—	—	703	11	830
Substandard	515	—	8	1,257	500	—	257	501	3,038
Total	$25,845	$11,088	$40,825	$30,399	$29,958	$39,489	$58,942	$1,386	$237,932
Gross charge-offs	$(54)	$(11)	$—	$(56)	$(69)	$—	$—	$—	$(190)

Consumer
Pass	$1,315	$10,469	$60,718	$114,639	$61,652	$52,798	$682	$—	$302,273
Special mention	—	—	—	—	—	—	—	—	—
Substandard	2	—	48	860	563	—	—	—	1,473
Total	$1,317	$10,469	$60,766	$115,499	$62,215	$52,798	$682	$—	$303,746
Gross charge-offs	$(1,287)	$(12)	$(389)	$(1,764)	$(177)	$—	$(17)	$—	$(3,646)

Total
Pass	$1,172,110	$405,414	$757,185	$1,030,804	$632,577	$461,566	$229,782	$17,422	$4,706,860
Special mention	9,159	$518	$2,964	$19,746	$—	$—	$1,120	$11	33,518
Substandard	13,975	—	4,389	2,407	1,948	—	1,291	501	24,511
Total loans by risk category	$1,195,244	$405,932	$764,538	$1,052,957	$634,525	$461,566	$232,193	$17,934	$4,764,889

Total gross charge-offs	$(1,342)	$(23)	$(401)	$(1,820)	$(246)	$—	$(17)	$—	$(3,849)
The following table presents the amortized cost in credit card loans based on performing status and gross charge-off as of December 31, 2024 and gross write-offs during the year ended December 31, 2024. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2020	2021	2022	2023	2024
December 31, 2024
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$6,931	$—	$6,931
Nonperforming	—	—	—	—	—	—	168	—	168
Total	$—	$—	$—	$—	$—	$—	$7,099	$—	$7,099
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(584)	$—	$(584)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$7,099	$—	$7,099

Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(584)	$—	$(584)

Total recorded investment	$1,195,244	$405,932	$764,538	$1,052,957	$634,525	$461,566	$239,292	$17,934	$4,771,988
The following tables provide information on the aging of the Company’s loan portfolio as of March 31, 2025 and December 31, 2024.

($ in thousands)	30‑59 Days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
March 31, 2025
Commercial real estate	$1,079	$353	$147	$475	$226	$2,280	$2,537,110	$4,717	$2,544,107
Residential real estate	2,128	1,953	—	1,977	2,999	9,057	1,313,801	3,000	1,325,858
Construction	2,864	—	—	—	345	3,209	363,009	—	366,218
Commercial	—	59	—	194	22	275	233,074	1,150	234,499
Consumer	695	136	445	11	237	1,524	298,455	28	300,007
Credit cards	64	49	302	—	—	415	6,364	21	6,800
Total	$6,830	$2,550	$894	$2,657	$3,829	$16,760	$4,751,813	$8,916	$4,777,489
Percent of total loans	0.1%	0.1%	0.0%	0.1%	0.1%	0.4%	99.4%	0.2%	100.0%

($ in thousands)	30‑59 days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
December 31, 2024
Commercial real estate	$75	$—	$—	$2,328	$4,940	$7,343	$2,547,345	$3,118	$2,557,806
Residential real estate	3,828	246	127	655	3,324	8,180	1,317,591	3,635	1,329,406
Construction	30	—	—	—	360	390	335,609	—	335,999
Commercial	152	2	—	—	70	224	236,771	937	237,932
Consumer	4,068	55	—	1,180	251	5,554	298,150	42	303,746
Credit cards	161	190	167	—	146	664	6,413	22	7,099
Total	$8,314	$493	$294	$4,163	$9,091	$22,355	$4,741,879	$7,754	$4,771,988
Percent of total loans	0.2%	0.0%	0.0%	0.1%	0.2%	0.5%	99.3%	0.2%	100.0%

The following tables provide a summary of the activity in the ACL allocated by loan class for the three months ended March 31, 2025 and 2024. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses from other loan classes.

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended March 31, 2025
Commercial real estate	$22,846	$—	$78	$(936)	$21,988
Residential real estate	21,776	—	1	616	22,393
Construction	2,854	—	1	987	3,842
Commercial	3,138	(2)	6	(287)	2,855
Consumer	6,889	(482)	86	81	6,574
Credit card	407	(242)	—	225	390
Total	$57,910	$(726)	$172	$686	$58,042

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended March 31, 2024
Commercial real estate	$23,015	$—	$—	$(2)	$23,013
Residential real estate	19,909	(1)	2	(905)	19,005
Construction	3,935	(12)	2	(367)	3,558
Commercial	2,671	—	1	207	2,879
Consumer	7,601	(525)	76	1,530	8,682
Credit card	220	(116)	8	87	199
Total	$57,351	$(654)	$89	$550	$57,336
The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment.

	March 31, 2025
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$5,418	$—	$5,418
Residential real estate	7,976	—	7,976
Construction	345	—	345
Commercial	—	1,366	1,366
Consumer	—	276	276
Total	$13,739	$1,642	$15,381

	December 31, 2024
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$10,386	$—	$10,386
Residential real estate	7,614	—	7,614
Construction	360	—	360
Commercial	—	1,007	1,007
Consumer	—	1,473	1,473
Total	$18,360	$2,480	$20,840
Loan Modifications to Borrowers Experiencing Financial Difficulty
Modifications to borrowers experiencing financial difficulty may include interest rate reduction, principal or interest forgiveness, forbearance, term extensions, and other combinations of actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
During the three months ended March 31, 2025 and 2024, no loan modifications were made to borrowers experiencing financial difficulty. During the three months ended March 31, 2025 and 2024, there were no defaults on loan modifications made to borrowers experiencing financial difficulty.

As of March 31, 2025, one loan modification balance with a borrower experiencing financial difficulty that was modified during the preceding 12 months was classified as current accrual and was for a $1.4 million commercial real estate loan.
Foreclosure Proceedings
There were $124 thousand of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of March 31, 2025 and December 31, 2024.
Other Real Estate Owned (“OREO”) and Repossessed Assets
OREO and repossessed assets are adjusted for fair value upon transfer from loans to foreclosed assets, establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. The Company had OREO and repossessed asset balances of $179 thousand and $2.4 million as of March 31, 2025 and $179 thousand and $3.3 million as of December 31, 2024, respectively.
Mortgage Servicing Rights (“MSRs”)
Mortgage loans are sold with servicing retained and the MSRs are initially recorded at fair value with the income statement effect recorded in mortgage banking revenue. The Company recognized a net servicing loss of $65 thousand and net servicing income of $88 thousand for the three months ended March 31, 2025 and 2024, respectively.
The following table presents activity in MSRs for the three months ended March 31, 2025.

($ in thousands)	Three Months Ended March 31, 2025
Beginning balance	$5,874
Net additions	43
Amortization expense	(52)
Other	(330)
Ending balance	$5,535
The fair value of MSRs were determined using discount rates ranging from 9.0% to 11.0% at March 31, 2025 and December 31, 2024, respectively. Depending on the stratification of the specific mortgage servicing right, prepayment speeds ranged from 5.84% to 8.94% and 6.0% to 52.22% for the three months ended March 31, 2025 and 2024, respectively. The associated weighted-average default rates were 0.15% and 1.19% for the three months ended March 31, 2025 and 2024, respectively.

Note 4 – Goodwill and Other Intangible Assets
The following table provides information on the significant components of goodwill and other acquired intangible assets at March 31, 2025 and December 31, 2024.

	March 31, 2025
($ in thousands)	Goodwill	Core Deposit Intangible
Gross carrying amount	$64,809	$59,151
Accumulated impairment charges	(1,543)	—
Accumulated amortization	—	(23,118)
Net carrying amount	$63,266	$36,033

	December 31, 2024
($ in thousands)	Goodwill	Core Deposit Intangible
Gross carrying amount	$64,809	$59,151
Accumulated impairment charges	(1,543)	—
Accumulated amortization	—	(20,840)
Net carrying amount	$63,266	$38,311
The aggregate amortization expense for the core deposit intangible was $2.3 million and $2.6 million for the three months ended March 31, 2025 and 2024, respectively.
At March 31, 2025, estimated future remaining amortization for amortizing core deposit intangibles within the years ending December 31, is as follows:

($ in thousands)	Amortization Expense
2025	$6,311
2026	7,398
2027	6,208
2028	5,060
2029	3,980
Thereafter	7,076
Total amortizing intangible assets	$36,033

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
The following tables present information about the Company’s leases as of and for the periods presented.

($ in thousands)	March 31, 2025	December 31, 2024
Lease liabilities	$12,183	$11,844
Right-of-use assets	$11,709	$11,385
Weighted-average remaining lease term	9.72 years	10.20 years
Weighted-average discount rate	3.41%	3.29%
Remaining lease term - min	0.42 years	0.01 years
Remaining lease term - max	16.43 years	16.68 years

	Three Months Ended March 31,
Lease cost ($ in thousands)	2025	2024
Operating lease cost	$492	$492
Total lease cost	$492	$492

Cash paid for amounts included in the measurement of lease liabilities	$467	$462
The following table presents a maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to total operating lease liabilities at March 31, 2025.

Lease payments due ($ in thousands)	March 31, 2025
2025	$1,432
2026	1,872
2027	1,764
2028	1,724
2029	1,330
Thereafter	5,997
Total undiscounted cash flows	14,119
Less: imputed interest	1,936
Lease liabilities	$12,183
Total gross rental income was $335 thousand and $278 thousand for the three months ended March 31, 2025 and 2024, respectively.

Note 6 - Deposits
Deposits consist of the following categories as of the dates indicated:

($ in thousands)	March 31, 2025		December 31, 2024
	Balance	% of Total Deposits	Balance	% of Total Deposits
Noninterest-bearing	$1,565,017	28.7%	$1,562,815	28.3%
Interest-bearing:
Interest-bearing checking	852,480	15.6	978,076	17.7
Money market and savings	1,800,529	32.9	1,805,884	32.6
Time deposits	1,242,319	22.8	1,181,561	21.4
Total interest-bearing	3,895,328	71.3	3,965,521	71.7
Total deposits	$5,460,345	100.0%	$5,528,336	100.0%
The following table provides information on the approximate maturities of total time deposits at March 31, 2025.

($ in thousands)	March 31, 2025
Within one year	$1,005,008
Year 2	212,826
Year 3	13,335
Year 4	5,658
Year 5	5,491
Thereafter	1
Total	$1,242,319
The approximate amount of certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 or more was $402.2 million and $374.1 million at March 31, 2025 and December 31, 2024, respectively.

Note 7 - Borrowings
The following table summarizes certain information of the Company’s long-term debt at March 31, 2025 and December 31, 2024.

($ in thousands)	March 31, 2025	December 31, 2024	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
September 2030 Subordinated Debentures	$25,000	$25,000	2020	2030	2025	5.375% through September 2025, 3-month SOFR* + 5.265% thereafter
October 2030 Subordinated Debentures	19,500	19,500	2020	2030	2025	4.75% through October 2025, 3-month SOFR + 4.58% thereafter
Total subordinated debentures	44,500	44,500

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.00%
Tri-County Capital Trust I	7,217	7,217	2004	2034		90-day SOFR + 2.60%
Tri-County Capital Trust II	5,155	5,155	2005	2035		90-day SOFR + 1.70%
Total trust preferred securities	32,991	32,991
Less: net discount and unamortized issuance costs	(3,512)	(3,774)
Total long-term debt	$73,979	$73,717
____________________________________
*    Secured Overnight Financing Rate (“SOFR”).
At March 31, 2025, subordinated notes consisted of $25.0 million of long-term debt issued by the Company in August 2020, and $19.5 million of long-term debt assumed as a result of the merger with TCFC. As of March 31, 2025, the recorded balance of subordinated debt issued by the Company and the assumed subordinated debt from TCFC, net of unamortized issuance costs and fair value discounts, were $24.9 million and $19.1 million, respectively.
The Company also assumed trust preferred securities in the aggregate of $33.0 million as a result of the merger with TCFC in 2023 and the acquisition of Severn in 2021. Trust preferred securities consisted of $20.6 million issued to Severn Capital Trust I, $7.2 million issued by Tri-County Capital Trust I and $5.2 million issued by Tri-County Capital Trust II. The recorded balance of the debt acquired from Severn at March 31, 2025 was $18.8 million, net of the unamortized fair value adjustment of $1.8 million. At March 31, 2025, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.7 million and $4.4 million, respectively, which are presented as net of the unamortized fair value adjustments of $553 thousand and $713 thousand, respectively.
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank (“FHLB”) to meet short-term liquidity needs. There were $50.0 million of outstanding borrowings from the FHLB at March 31, 2025 and December 31, 2024. The $50.0 million FHLB advance originated on May 7, 2024 was for an initial term of 18-months at a rate of 4.79%.The Company did not have any short-term borrowings from the FHLB at March 31, 2025 and December 31, 2024. Further information on these obligations is provided in the 2024 Annual Report.

Note 8 – Derivatives
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
The following table provides information pertaining to the carrying amounts of the Company’s derivative financial instruments at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
($ in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset – IRLCs	$23,061	$392	$7,527	$113
Asset – TBA securities	7,500	12	22,100	164
Liability – TBA securities	27,350	78	7,550	23
Note 9 – Accumulated Other Comprehensive Loss
The Company records unrealized holding gains (losses), net of tax, on AFS securities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024.

	Accumulated Other Comprehensive Loss
($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning of period	$(7,545)	$(7,494)
Other comprehensive income (loss), net of tax	1,212	(564)
End of period	$(6,333)	$(8,058)

Note 10 – Regulatory Capital Requirements
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of common equity Tier 1 (“CET1”), Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of March 31, 2025 and December 31, 2024, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of December 31, 2024, the most recent notification from our primary regulator categorized the Bank, as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as “well-capitalized,” the Bank must maintain minimum CET1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are outlined in the table below.
The following table presents the capital amounts and ratios for the Company and the Bank as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024	Regulatory Minimum Ratio + Capital Conservation Buffer	To Be Well-Capitalized Under Prompt Corrective Action Regulation(1)
($ in thousands)
The Company Amounts
Common Equity Tier 1 Capital	$470,223	$458,258
Tier 1 Capital	500,149	488,105
Total Capital	603,928	591,228
Risk-Weighted Assets	4,823,833	4,852,564

The Company Ratios
Common Equity Tier 1 Capital to RWA	9.75%	9.44%	7.00%
Tier 1 Capital to RWA	10.37	10.06	8.50
Total Capital to RWA	12.52	12.18	10.50
Tier 1 Capital to AA (Leverage)(2)	8.27	8.02	4.00

The Bank Amounts
Common Equity Tier 1 Capital	$534,824	$521,453
Tier 1 Capital	534,824	521,453
Total Capital	594,550	580,706
Risk-Weighted Assets	4,821,975	4,851,903

The Bank Ratios
Common Equity Tier 1 Capital to RWA	11.09%	10.75%	7.00%	6.50%
Tier 1 Capital to RWA	11.09	10.75	8.50	8.00
Total Capital to RWA	12.33	11.97	10.50	10.00
Tier 1 Capital to AA (Leverage)(2)	8.84	8.58	4.00	5.00
____________________________________
(1)Applies to the Bank only.
(2)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. The PCA well-capitalized threshold is defined as 5.00%.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At March 31, 2025, the Bank could pay dividends to the Company to the extent of its earnings, so long as it maintained required capital ratios.

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
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities on a recurring basis and to determine fair value disclosures. Available for sale securities and equity securities with readily determinable fair values are recorded at fair value on a recurring basis, along with other mortgage-related items identified in the recurring fair value table below. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent loans, repossessed assets and OREO (foreclosed assets). These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
Under fair value accounting guidance, assets and liabilities are grouped at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine their fair values. These hierarchy levels are:
•Level 1 inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.
•Level 2 inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.
•Level 3 inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
Assets Measured at Fair Value on a Recurring Basis
Available for Sale Securities
Fair value measurement of AFS securities is based on quoted prices from an independent pricing service. The fair value measurements consider observable data that may include present value of future cash flows, prepayment assumptions, credit loss assumptions and other factors. The Company classifies its investments in U.S. Treasury securities, if any, as Level 1 in the fair value hierarchy, and it classifies its investments in U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government-sponsored entities as Level 2.
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

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
March 31, 2025
IRLCs - net asset	$392	Market Approach	Range of pull through rate	77% - 100%
			Average pull through rate	93%

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2024
IRLCs - net asset	$113	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	98%
The following table presents activity in the IRLCs - net asset for the three months ended March 31, 2025.

($ in thousands)	Three Months Ended March 31, 2025
Beginning balance	$113
Valuation adjustment	279
Ending balance	$392
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

The following tables present the recorded amount of assets measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024. No assets were transferred from one hierarchy level to another during the three months ended March 31, 2025 or 2024.

($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Assets:
Available for sale securities:
U.S. government agency securities	$20,344	$—	$20,344	$—
Mortgage-backed securities	152,109	—	152,109	—
Other debt securities	6,695	—	6,695	—
Total available for sale securities	179,148	—	179,148	—

Equity securities	5,945	—	5,945	—

TBA forward trades	12	—	12	—
Loans held for sale	15,717	—	15,717	—
IRLCs	392	—	—	392
Total assets at fair value	$201,214	$—	$200,822	$392

Liabilities:
TBA forward trades	$78	$—	$78	$—
Total liabilities at fair value	$78	$—	$78	$—

($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Available for sale securities:
U.S. government agency securities	$20,202	$—	$20,202	$—
Mortgage-backed securities	122,384	—	122,384	—
Other debt securities	6,626	—	6,626	—
Total available for sale securities	149,212	—	149,212	—

Equity securities	5,814	—	5,814	—

TBA forward trades	164	—	164	—
Loans held for sale	19,606	—	19,606	—
IRLCs	113	—	—	113
Total assets at fair value	$174,909	$—	$174,796	$113

Liabilities:
TBA forward trades	$23	$—	$23	$—
Total liabilities at fair value	$23	$—	$23	$—
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
Repossessed Assets
All repossessed assets are recorded at lower of the estimated fair value of the properties, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, nonrecurring fair value adjustments are recorded to reflect partial write-downs based on current appraised value of an asset. The Company considers any valuation inputs related to repossessed assets to be Level 3 inputs. Fair value adjustments for these assets are recorded in other noninterest expense in the consolidated statements of income.
Other Assets Held for Sale
Other assets held for sale are carried at the lower of the carrying amount or fair value. The fair value is determined based on the appraisal value, listing price of the property or collateral provided by independent appraisers, and is adjusted for the estimated costs to sell. Due to the use of significant unobservable inputs, these assets are classified as Level 3 under the fair value hierarchy. Fair value adjustments for these assets are recorded in other noninterest expense in the consolidated statements of income.
The following tables set forth the Company’s financial and nonfinancial assets subject to fair value adjustments (impairment) on a nonrecurring basis at March 31, 2025 and December 31, 2024 that are valued at lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted-Average
March 31, 2025
Nonrecurring measurements:

Individually evaluated collateral dependent loan
Commercial real estate	$2,220	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	62% 10%	45% 10%
Residential real estate	383	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	100% 10%	13% 10%
Commercial	413	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	100% 10%	14% 10%
Other real estate owned	179	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
Repossessed assets	2,429	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	59%

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted-Average
December 31, 2024
Nonrecurring measurements:

Individually evaluated collateral dependent loan
Commercial real estate	$2,220	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	62% 10%	38% 10%
Residential real estate	817	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	55% - 100% 10%	17% 10%
Consumer	624	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	80% - 86% 10%	15% 10%
Other real estate owned	179	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
Repossessed assets	3,315	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	39%
Assets held for sale	900	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
_________________________________
(1)Unobservable inputs were weighted by the relative fair value of the instruments. No range is presented only when one instrument was available.
(2)Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

Note 12 – Fair Value of Financial Instruments
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
The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024. Fair values for March 31, 2025 and December 31, 2024 were estimated using an exit price notion.

March 31, 2025	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$389,006	$389,006	$389,006	$—	$—
Available for sale securities	179,148	179,148	—	179,148	—
Held to maturity securities	469,572	421,428	—	421,428	—
Equity securities	5,945	5,945	—	5,945	—
Restricted securities	20,411	20,411	—	20,411	—
Loans held for sale	15,717	15,717	—	15,717	—
TBA securities	12	12	—	12	—
Loans held for investment, at amortized cost, net	4,719,447	4,599,414	—	—	4,599,414
Mortgage servicing rights	5,535	5,535	—	5,535	—
Accrued interest receivable	20,555	20,555	—	20,555	—
IRLCs	392	392	—	—	392

Liabilities
Deposits:
Noninterest-bearing	$1,565,017	$1,565,017	$—	$1,565,017	$—
Interest-bearing checking	852,480	852,480	—	852,480	—
Money market and savings	1,800,529	1,800,529	—	1,800,529	—
Time deposits	1,242,319	1,241,089	—	1,241,089	—
FHLB advances	50,000	50,152	—	50,152	—
TRUPS	29,926	28,044	—	28,044	—
Subordinated debt	44,053	43,928	—	43,928	—
TBA Securities	78	78	—	78	—
Accrued interest payable	3,359	3,359	—	3,359	—

December 31, 2024	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$459,851	$459,851	$459,851	$—	$—
Available for sale securities	149,212	149,212	—	149,212	—
Held to maturity securities	481,077	424,734	—	424,734	—
Equity securities	5,814	5,814	—	5,814	—
Restricted securities	20,253	20,253	—	20,253	—
Loans held for sale	19,606	19,606	—	19,606	—
TBA securities	164	164	—	164	—
Loans held for investment, at amortized cost, net	4,714,078	4,561,449	—	—	4,561,449
Mortgage servicing rights	5,874	5,874	—	5,874	—
Accrued interest receivable	19,570	19,570	—	19,570	—
IRLCs	113	113	—	—	113

Liabilities
Deposits:
Noninterest-bearing	$1,562,815	$1,562,815	$—	$1,562,815	$—
Interest bearing checking	978,076	978,076	—	978,076	—
Money market and savings	1,805,884	1,805,884	—	1,805,884	—
Time deposits	1,181,561	1,179,716	—	1,179,716	—
FHLB advances	50,000	50,201	—	50,201	—
TRUPS	29,847	27,952	—	27,952	—
Subordinated debt	43,870	43,669	—	43,669	—
TBA securities	23	23	—	23	—
Accrued interest payable	3,398	3,398	—	3,398	—
Note 13 – Commitments and Contingencies
In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to make loans are generally made for a period of 90 days or less. As of March 31, 2025, the Company’s outstanding fixed rate loan commitments have interest rates ranging from 6.50% to 9.75%.
The following table provides information on commitments outstanding at March 31, 2025 and December 31, 2024.

($ in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit
Fixed	$224,291	$261,794
Variable	488,744	497,686
Total commitments to extend credit	$713,035	$759,480

Letters of credit
Fixed	$8,750	$8,980
Variable	21,165	18,981
Total letters of credit	$29,915	$27,961

Total commitments outstanding	$742,950	$787,441

The Bank had a reserve for off-balance sheet credit exposures of $1.5 million and $1.1 million as of March 31, 2025 and December 31, 2024, respectively. The reserve was estimated based on the historic losses experienced by the Company. Losses are charged against the allowance when management believes the required funding of these exposures is uncollectible. While this evaluation is completed on a regular basis, it is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
In the normal course of business, the Company may become involved in litigation arising from banking, financial and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results, or liquidity.

Note 14 – Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Net income	$13,764	$8,184

Average number of common shares outstanding	33,351	33,189
Dilutive effect of common stock equivalents	24	2
Average number of common shares used to calculate diluted EPS	33,375	33,191

Anti-dilutive shares	7	1

Basic net income per common share	$0.41	$0.25
Diluted net income per common share	$0.41	$0.25
There were seven thousand and one thousand anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively.
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
Trust and Investment Fee Income
Trust and investment fee income primarily comprise fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time, and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives.
Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Title Company Revenue
Title Company revenue consists of revenue earned on performing title work for real estate transactions. The revenue is earned when the title work is performed. Payment for such performance obligations generally occurs at the time of the settlement of a real estate transaction. As such settlement is generally within 90 days of the performance of the title work, the Company recognizes the revenue at the time of the settlement.
All contract issuance costs are expensed as incurred. The Company had no contract assets or liabilities at March 31, 2025.

Other Noninterest Income
Other noninterest income consists of fees, exchange, other service charges, safety deposit box rental fees, and other miscellaneous revenue streams. Fees and other service charges primarily comprise debit and credit card income, automated teller machine (“ATM”) fees, merchant services income, and other service charges. Debit and credit card income primarily comprises interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard and Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that rentals and renewals of safe deposit boxes will be recognized on a monthly basis consistent with the duration of the performance obligation.
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
($ in thousands)	2025	2024
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,514	$1,507
Trust and investment fee income	823	734
Interchange income	1,577	1,587
Title Company revenue	117	78
Other noninterest income	609	803
Noninterest income (in-scope of Topic 606)	4,640	4,709
Noninterest income (out-of-scope of Topic 606)	2,363	1,858
Total noninterest income	$7,003	$6,567
Note 16 – Segment Reporting
The Company’s reportable segment is determined by the Chief Executive Officer, who is designated the chief operating decision maker (“CODM”), based upon information provided about the Company’s product and services offered. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance of product and customers are similar. The CODM evaluates the financial performance of the Company’s business components such as revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in determination of allocated resources. While the CODM monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable operating segment. Refer to the “Consolidated Financial Statements” included in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context clearly suggests otherwise, references to “the Company,” “we,” “our” and “us” in the remainder of this Quarterly Report on Form 10-Q are to Shore Bancshares, Inc. and its consolidated subsidiaries.
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
•results of examinations of us by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for credit losses or to write-down assets;
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
Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with SEC and available at the SEC’s website (www.sec.gov).
The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.
INTRODUCTION
The following management’s discussion and analysis of financial condition and results of operations is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2024 Annual Report.
Shore Bancshares, Inc. is headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank, N.A. (the “Bank”). The Bank currently operates 40 full-service branches in Anne Arundel County, Baltimore County, Charles County, Calvert County, St. Mary’s County, Howard County, Kent County, Queen Anne’s County, Caroline County, Talbot County, Dorchester County and Worcester County in Maryland, Kent and Sussex County in Delaware, and in Accomack County, Stafford County, Spotsylvania County, and Fredericksburg city in Virginia. The Company, through Wye Financial Partners, a division of the Bank, offers full-service investment, insurance and financial planning services through our broker/dealer, LPL Financial. The Company, through Wye Trust, a division of the Bank, offers wealth management, corporate trustee services and trust administration to customers within our market areas and nationwide. The Company offers title services through its wholly-owned subsidiary, Mid-Maryland Title Company, Inc. (the “Title Company”), which engages in residential and commercial real estate settlement activities and offers title insurance policies, title search and lien satisfaction services. The Title Company ceased conducting real estate closings effective March 31, 2025. Operations will continue for as long as necessary to ensure that work in progress is adequately addressed. Upon successful completion of outstanding matters, the Title Company will complete any regulatory filings necessary to discontinue the business and dissolve the corporation.
The shares of common stock of Shore Bancshares, Inc. are listed on the NASDAQ Global Select Market under the symbol “SHBI.”
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
The most significant accounting policies that we follow are presented in Note 1 – “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8. of the 2024 Annual Report. These policies, along with the disclosures presented in the notes to consolidated financial statements and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policy for the allowance for credit losses (“ACL”) on loans is a critical accounting policy. This policy is considered critical because it relates to an accounting area that require the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.
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
The Company’s management reviews the adequacy of the ACL on loans on at least a quarterly basis. Refer to Note 1 – “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8. of the 2024 Annual Report for additional details concerning the determination of the ACL on loans.

OVERVIEW
The Company’s net income for the first quarter of 2025 was $13.8 million, or $0.41 per diluted common share, compared to $13.3 million, or $0.40 per diluted common share, for the fourth quarter of 2024. The Company had net income of $8.2 million, or $0.25 per diluted common share, for the first quarter of 2024.
First Quarter 2025 Highlights
•Improved Return on Average Assets (“ROAA”) – The Company reported ROAA of 0.91% for the first quarter of 2025, compared to 0.86% for the fourth quarter of 2024 and 0.57% for the first quarter of 2024. Non-U.S. generally accepted accounting principles (“GAAP”) ROAA(1) was 1.02% for the first quarter of 2025, compared to 0.94% for the fourth quarter of 2024 and first quarter of 2024.
•Increased Net Interest Income (“NII”) and Net Interest Margin (“NIM”) – NII for the first quarter of 2025 increased $2.0 million to $46.0 million from $44.0 million for the fourth quarter of 2024. NIM increased 21 basis points (“bps”) to 3.24% during the first quarter of 2025 from 3.03% in the fourth quarter of 2024. NIM, excluding net accretion income (“core NIM”) increased from 2.85% to 3.02%. Excluding accretion interest, loan yields increased 17 bps and funding costs decreased 10 bps, for the comparable periods. Interest expense for the first quarter of 2025 decreased $2.4 million when compared to the fourth quarter of 2024. All products repriced at favorable rates, and were partially offset by the seasonal run off of municipal deposits. NII and NIM were $41.1 million and 3.08%, respectively, for the first quarter of 2024.
•Net Income Growth – Net income for the first quarter of 2025 increased $482 thousand to $13.8 million, from $13.3 million in the fourth quarter of 2024. Net income increased due primarily to higher net interest income, which was partially offset by lower non-interest income due to lower mortgage banking activity and the absence of the one-time gain on sale of other assets in the fourth quarter of 2024. Net income for the first quarter of 2024 was $8.2 million.
•Stable Asset Quality – Nonperforming assets to total assets were 0.31% for the first quarter of 2025, a decrease from 0.40% for the fourth quarter of 2024 and an increase from 0.28% for the first quarter of 2024. Classified assets to total assets were 0.36% in the first quarter of 2025, a decrease when compared to 0.45% for the fourth quarter of 2024 and an increase when compared to 0.26% for the first quarter of 2024. The allowance for credit losses (“ACL”) was $58.0 million at March 31, 2025 compared to $57.9 million at December 31, 2024 and $57.3 million at March 31, 2024. The ACL as a percentage of loans remained flat at 1.21% at March 31, 2025, compared to December 31, 2024 and decreased compared to 1.23% at March 31, 2024.
•Improved Operating Leverage – The efficiency ratio for the first quarter of 2025 was 63.64% when compared to 64.21% in the fourth quarter of 2024 and 76.93% for the first quarter of 2024. The non-GAAP efficiency ratio(1), which excludes amortization, was 59.25% for the first quarter of 2025, compared to 60.28% for the fourth quarter of 2024 and 62.37% for the first quarter of 2024.
(1) See the Reconciliation of GAAP and non-GAAP Measures tables.

SUMMARY OF OPERATING RESULTS
A comparison of the results of operations for the three months ended March 31, 2025 and 2024 is presented below.

	Three Months Ended March 31,
($ in thousands)	2025	2024
OPERATING DATA
Interest income	$76,063	$71,139
Interest expense	30,034	30,004
Net interest income	46,029	41,135
Provision for credit losses	1,028	407
NII after provision for credit losses	45,001	40,728
Noninterest income	7,003	6,567
Noninterest expense	33,747	36,698
Income before income taxes	18,257	10,597
Income tax expense	4,493	2,413
Net income	$13,764	$8,184

	Three Months Ended March 31,
	2025	2024
KEY OPERATING RATIOS
ROAA	0.91%	0.57%
Return on average common equity (“ROACE”)	10.20	6.38
Return on average tangible common equity (“ROATCE”) Non-GAAP(1)	14.05	13.39
Average total equity to average total assets	8.93	8.93
Interest rate spread	2.30	2.34
Net interest margin	3.24	3.08
Efficiency ratio(2)	63.64	76.93
Noninterest income to average assets	0.46	0.46
Noninterest expense to average assets	2.23	2.56
Net operating expense to average assets(3)	1.77	2.10

COMMON SHARE DATA
Basic net income per common share	$0.41	$0.25
Diluted net income per common share	$0.41	$0.25
Cash dividends paid per common share	$0.12	$0.12
Common dividend payout ratio	29.27%	48.00%
____________________________________
(1)ROATCE is computed by dividing net earnings applicable to common stockholders by average tangible common stockholders’ equity. ROATCE is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. Refer to Use of Non-GAAP Financial Measures for additional details.
(2)Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.
(3)Net operating expense is the sum of noninterest expense offset by noninterest income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
Summary of Financial Results
The Company reported net income for the three months ended March 31, 2025 of $13.8 million, or $0.41 diluted earnings per common share, compared to $8.2 million, or diluted earnings per common share of $0.25, for the three months ended March 31, 2024. The Company’s ROAA, ROACE and ROATCE were 0.91%, 10.20% and 14.05%, respectively, for the three months ended March 31, 2025, compared to 0.57%, 6.38% and 13.39%, respectively, for the three months ended March 31, 2024.
The following table presents selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Interest and dividend income	$76,063	$71,139	$4,924	6.9%
Interest expense	30,034	30,004	30	0.1
Net interest income	46,029	41,135	4,894	11.9
Provision for credit losses	1,028	407	621	152.6
Noninterest income	7,003	6,567	436	6.6
Noninterest expense	33,747	36,698	(2,951)	(8.0)
Income before income taxes	18,257	10,597	7,660	72.3
Income tax expense	4,493	2,413	2,080	86.2
Net income	$13,764	$8,184	$5,580	68.2
Net Interest Income
Tax-equivalent NII is NII adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent NII was $46.1 million for the first quarter of 2025 and $41.2 million for the first quarter of 2024. The increase was primarily due to increases in interest and fees on loans of $1.9 million, interest on deposits at other banks of $2.4 million and interest on investment securities of $582 thousand.

	Three Months Ended March 31,
($ in thousands)	2025	2024	$ Change	% Change
Interest and dividend income
Loans, including fees	$67,647	$65,754	$1,893	2.9%
Interest and dividends on investment securities	5,007	4,425	582	13.2
Interest on deposits with banks	3,409	960	2,449	255.1
Total interest and dividend income	$76,063	$71,139	$4,924	6.9

Interest expense
Deposits	$28,070	$28,497	$(427)	(1.5)
Short-term borrowings	—	56	(56)	(100.0)
Long-term debt	1,964	1,451	513	35.4
Total interest expense	$30,034	$30,004	$30	0.1

Taxable-equivalent adjustment	$81	$79	$2	2.5

Tax-equivalent net interest income	$46,110	$41,214	$4,896	11.9

Average Balances and Yields
The following table presents the distribution of the average consolidated balance sheets, interest income/expense, and annualized yields earned and rates paid for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025			2024
($ in thousands)	Average Balance	Interest(1), (4)	Yield/Rate	Average Balance	Interest(1), (4)	Yield/Rate
Earning assets
Loans(2), (3)
Commercial real estate	$2,541,527	$35,889	5.73%	$2,518,884	$35,633	5.69%
Residential real estate	1,347,035	18,462	5.56	1,276,191	17,241	5.43
Construction	352,323	5,526	6.36	300,117	4,404	5.90
Commercial	232,900	3,705	6.45	221,356	4,114	7.48
Consumer	304,520	4,058	5.40	331,178	4,272	5.19
Credit cards	6,686	86	5.22	7,457	167	9.01
Total loans	4,784,991	67,726	5.74	4,655,183	65,831	5.69

Investment securities
Taxable	664,002	5,001	3.01	654,663	4,419	2.70
Tax-exempt	653	8	4.90	660	8	4.85
Interest-bearing deposits	318,434	3,409	4.34	77,276	960	5.00
Total earning assets	5,768,080	$76,144	5.35	5,387,782	$71,218	5.32
Cash and due from banks	43,526			49,499
Other assets	375,929			395,023
Allowance for credit losses	(58,294)			(57,480)
Total assets	$6,129,241			$5,774,824

Interest-bearing liabilities
Interest-bearing checking	$859,698	$7,025	3.31%	$1,110,524	$6,362	2.30%
Money market and savings	1,799,707	10,015	2.26	1,669,074	10,160	2.45
Time deposits	1,208,250	11,030	3.70	1,179,572	11,724	4.00
Brokered deposits	—	—	—	20,465	251	4.93
Interest-bearing deposits	3,867,655	28,070	2.94	3,979,635	28,497	2.88
FHLB advances	50,000	598	4.85	4,000	56	5.63
Subordinated debt and guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”)	73,840	1,366	7.50	72,418	1,451	8.06
Total interest-bearing liabilities	3,991,495	30,034	3.05	4,056,053	30,004	2.98
Noninterest-bearing deposits	1,549,859			1,163,023
Accrued expenses and other liabilities	40,444			39,772
Stockholders’ equity	547,443			515,976
Total liabilities and stockholders’ equity	$6,129,241			$5,774,824

Net interest income		$46,110			$41,214

Net interest spread			2.30			2.34
Net interest margin			3.24			3.08
Cost of funds			2.20			2.31
Cost of deposits			2.10			2.23
Cost of debt			6.43			7.93
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $3.7 million and $4.2 million of accretion interest on loans for the three months ended March 31, 2025 and 2024, respectively.

(4) Interest expense on deposits and borrowing includes amortization of deposit premiums and amortization of borrowing fair value adjustment. There were $334 thousand and $367 thousand of amortization of deposits premium, and $232 thousand and $220 thousand of amortization of borrowing fair value adjustment for the three months ended March 31, 2025 and 2024, respectively.
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

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
($ in thousands)	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Commercial real estate	$8	$248	$256
Residential real estate	812	409	1,221
Construction	782	340	1,122
Commercial	153	(562)	(409)
Consumer	(385)	171	(214)
Credit cards	(11)	(70)	(81)
Taxable investment securities	75	507	582
Interest-bearing deposits	2,575	(126)	2,449
Total interest income	$4,009	$917	$4,926

Interest-bearing liabilities:
Interest-bearing checking deposits	$(2,103)	$2,766	$663
Money market and savings deposits	637	(782)	(145)
Time deposits	176	(1,121)	(945)
Advances from FHLB	550	(8)	542
Subordinated debt	15	(100)	(85)
Total interest-bearing liabilities	$(725)	$755	$30
Net change in net interest income	$4,734	$162	$4,896
Fluctuations in NII can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
NII was $46.0 million for the first quarter of 2025, compared to $41.1 million for the first quarter of 2024. The increase was primarily due to increases in interest and fees on loans of $1.9 million, interest on deposits at other banks of $2.4 million and interest on investment securities of $582 thousand.
The Company’s NIM increased to 3.24% for the first quarter of 2025 from 3.08% for the first quarter of 2024. Comparing the first quarter of 2025 to the first quarter of 2024, the Company’s interest-earning asset yields remained flat at 5.35% while the cost of funds repriced at a faster pace resulting in a decrease of 11 basis points to 2.20% from 2.31% for the same period.
Provision for Credit Losses (“PCL”) and ACL
See discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this management’s discussion and analysis of financial condition and results of operations.
Noninterest Income
Total noninterest income for the first quarter of 2025 was $7.0 million, an increase of $436 thousand from $6.6 million for the first quarter of 2024. The increase was primarily due to an increase in mortgage banking activity, driven by increased mortgage servicing activity and lower prepayment rates.

Noninterest Expense
Total noninterest expense of $33.7 million for the first quarter of 2025 decreased $3.0 million when compared to the first quarter of 2024 total noninterest expense of $36.7 million. The decrease in total noninterest expense from the first quarter of 2024 was primarily due to the absence of the fraud losses incurred in connection with the credit card fraud incident in the first quarter of 2024 partially offset by higher salaries and benefits expense and software and data processing costs.
Income Taxes
The Company reported income tax expense of $4.5 million and $2.4 million for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the first quarter of 2025 and 2024 was 24.6% and 22.8%, respectively.

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
We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the consolidated statements of cash flows, the net decrease in cash and cash equivalents was $70.8 million for the first three months of 2025, compared to a net decrease of $257.9 million for the first three months of 2024. The decrease in cash and cash equivalents in the first three months of 2025 was mainly due to the decrease of $70.5 million in interest-bearing deposits, partially offset by an increase of $2.2 million in noninterest-bearing deposits.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. At March 31, 2025, the Bank had approximately $1.35 billion of available liquidity, including $389.0 million in cash and cash equivalents, $319.0 million in unpledged securities, $729.5 million in secured borrowing capacity at the FHLB of Atlanta, partially offset by FHLB advances and a letter of credit of $50.0 million and $39.1 million, respectively. The Bank has arrangements with other correspondent banks whereby it has $95.0 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. Through the FHLB, the Bank had available lendable collateral of approximately $729.5 million and $743.6 million at March 31, 2025 and December 31, 2024, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB of Atlanta. The following table presents the Company’s liquidity in use and liquidity available as of March 31, 2025.

	March 31, 2025
($ in thousands)	Liquidity in Use	Liquidity Available
FHLB secured borrowings(1)	$89,100	$729,543
Unsecured federal fund purchase lines	—	95,000

Unpledged assets
Cash and cash equivalents	n/a	$389,006
Investment securities	n/a	319,008
Total	$89,100	$1,532,557
____________________________________
(1)The Bank has pledged a portion of the commercial real estate and residential loan portfolio to the FHLB to secure the line of credit.

For information about risks relating to liquidity, see “Risk Factors – Risks Relating to Our Business” included in Part I, Item 1A. in                      the 2024 Annual Report.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1 (“CET1”), Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 12.50%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank was deemed “well-capitalized” under applicable regulatory capital requirements at March 31, 2025.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of CET1, Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 12.50%. The Bank is also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio.
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
As of March 31, 2025, the Bank and the Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well-capitalized” for purposes of the prompt corrective action regulations. The following tables present the applicable capital ratios for the Company and the Bank as of March 31, 2025 and December 31, 2024.

March 31, 2025	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	8.27%	9.75%	10.37%	12.52%
The Bank	8.84	11.09	11.09	12.33

December 31, 2024	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	8.02%	9.44%	10.06%	12.18%
The Bank	8.58	10.75	10.75	11.97
On May 1, 2025, the Company announced that its Board of Directors declared a cash dividend of $0.12 per share, payable on May 23, 2025, to holders of record of shares of common stock as of May 12, 2025.
See Note 10 – “Regulatory Capital Requirements” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information about the regulatory capital positions of the Bank and the Company.
The Company provides banking services to customers who do business in the cannabis industry. Prior to the second quarter of 2022, the Company restricted these businesses to include only those in the medical-use cannabis industry in the State of Maryland. During the second quarter of 2022, the Company expanded its cannabis banking program to include both medical and adult-use licensees in other states, with an initial offering of the Company’s existing Maryland customers with multi-state operations. While the Company is providing banking services to customers that are engaged in growing, processing, and sales of both medical and adult-use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally-insured financial institution being subject to such aiding and abetting liability, the strict enforcement of federal laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the federal government takes actions against the Company. As of March 31, 2025, the Company has not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with our cannabis customers:
•Deposit and loan balances at March 31, 2025 were approximately $175.9 million, or 3.2% of total deposits, and $83.0 million, or 1.7% of total gross loans, respectively. Deposit and loan balances at December 31, 2024 were approximately $151.4 million, or 2.7% of total deposits, and $82.6 million, or 1.7% of total gross loans, respectively.
•Interest and noninterest income for the three months ended March 31, 2025, were approximately $1.1 million and $241 thousand, respectively. Interest and noninterest income for the three months ended March 31, 2024, were approximately $1.0 and $293 thousand, respectively.
For information about risks relating to liquidity, see “Risk Factors – Risks Relating to Our Business” included in Part I, Item 1A. in the 2024 Annual Report.

ANALYSIS OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $6.18 billion at March 31, 2025, a decrease of $54.2 million, or 0.9%, when compared to $6.23 billion at December 31, 2024. The aggregate decrease was primarily due to decreases in cash and cash equivalents of $70.8 million and held to maturity (“HTM”) securities of $11.5 million, partially offset by increases in available for sale (“AFS”) securities of $29.9 million and loans held for investment of $5.5 million. The ratio of the ACL as a percentage of loans was 1.21% and 1.21% at March 31, 2025 and December 31, 2024, respectively.
Cash and Cash Equivalents
Cash and cash equivalents totaled $389.0 million at March 31, 2025, compared to $459.9 million at December 31, 2024. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities
The investment portfolio includes debt and equity securities. Debt securities are classified as either AFS or HTM. AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At March 31, 2025, 27.6% of the portfolio of debt securities was classified as AFS and 72.4% was classified as HTM, compared to 23.7% and 76.3% respectively, at December 31, 2024. See Note 2 – “Investment Securities” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on the composition of our investment portfolio.
Investment securities, including restricted stock and equity securities, totaled $675.1 million at March 31, 2025, an $18.7 million or 2.9% increase, compared to $656.4 million at December 31, 2024.
At March 31, 2025, AFS securities, carried at fair value, totaled $179.1 million, compared to $149.2 million at December 31, 2024. At March 31, 2025, AFS securities consisted of 84.9% mortgage-backed, 11.4% U.S. government agencies and 3.7% corporate bonds, compared to 82.0%, 13.5% and 4.4%, respectively, at December 31, 2024. At March 31, 2025, the accumulated other comprehensive loss was $6.3 million, compared to $7.5 million at December 31, 2024.
At March 31, 2025, HTM securities, carried at amortized cost, totaled $469.6 million, compared to $481.1 million at December 31, 2024. At March 31, 2025, HTM securities consisted of 70.0% mortgage-backed, 27.5% U.S. government agencies and 2.5% other debt securities, compared to 70.0%, 27.6% and 2.5%, respectively, at December 31, 2024.
At March 31, 2025 and December 31, 2024, 97.2% and 97.1%, respectively, of the Bank’s carrying value of its investment portfolio consisted of securities issued or guaranteed by U.S. government agencies or government-sponsored agencies.
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at March 31, 2025 or December 31, 2024. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being sub-debt of other banks.

The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of March 31, 2025.

	March 31, 2025
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$129,327	$—	$—	$—	$—	$—	$129,327
Mortgage-backed securities	328,459	—	—	—	—	—	328,459
Other debt securities	—	1,464	4,000	4,000	500	2,000	11,964
Total held to maturity securities	$457,786	$1,464	$4,000	$4,000	$500	$2,000	$469,750
The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of December 31, 2024.

	December 31, 2024
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$132,560	$—	$—	$—	$—	$—	$132,560
Mortgage-backed securities	336,755	—	—	—	—	—	336,755
Other debt securities	—	1,465	4,000	4,000	500	2,000	11,965
Total held to maturity securities	$469,315	$1,465	$4,000	$4,000	$500	$2,000	$481,280
Loans Held for Sale
We originate residential mortgage loans for sale on the secondary market, which are recorded at fair value. At March 31, 2025 and December 31, 2024, the fair value of loans held for sale amounted to $15.7 million and $19.6 million, respectively. The Bank makes certain representations to purchasers in the sale of the mortgage loans related to loan ownership, loan compliance and legality, and accurate documentation. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, the Bank may be required to repurchase the loan or indemnify the purchaser. At March 31, 2025 the Bank repurchased one loan of $415 thousand. No loans were repurchased as of December 31, 2024.
Loans Held for Investment
The following table summarizes the Company’s loan portfolio at March 31, 2025 and December 31, 2024.

($ in thousands)	March 31, 2025	%	December 31, 2024	%	$ Change	% Change
Commercial real estate	$2,544,107	53.2%	$2,557,806	53.6%	$(13,699)	(0.5)%
Residential real estate	1,325,858	27.8	1,329,406	27.9	(3,548)	(0.3)%
Construction	366,218	7.7	335,999	7.0	30,219	9.0%
Commercial	234,499	4.9	237,932	5.0	(3,433)	(1.4)%
Consumer	300,007	6.3	303,746	6.4	(3,739)	(1.2)%
Credit cards	6,800	0.1	7,099	0.1	(299)	(4.2)%
Total loans	4,777,489	100.0%	4,771,988	100.0%	5,501	0.1%
Allowance for credit losses on loans	(58,042)		(57,910)		(132)	0.2%
Total loans, net	$4,719,447		$4,714,078		$5,369	0.1%
CRE Loan Portfolio
Our loan portfolio has a CRE loan concentration, which is generally defined as a combination of certain construction and CRE loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential CRE concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied CRE loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied CRE loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios, and may be required to hold higher levels of capital. The Bank has a concentration in CRE loans, and experienced significant growth in its CRE portfolio with its acquisition of The Community Financial Corporation and its wholly-owned subsidiary, Community Bank of the Chesapeake. Non-owner occupied CRE loans totaled $2.12 billion and $2.08 billion at March 31, 2025 and December 31, 2024, respectively, and as a percentage of the Bank’s Tier 1 Capital + ACL were 357.37% and 359.52%, respectively. Construction loans totaled $365.7 million and $336.0 million at March 31, 2025 and December 31, 2024, respectively, and as a percentage of the Bank’s Tier 1 Capital + ACL were 61.69% and 57.99%, respectively.
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
Non-Owner Occupied CRE Loans

	March 31, 2025
($ in thousands)	Amount	Average Loan Size	% of Non-Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan Type:
Retail	$456,056	$2,413	21.5%	9.5%
Office/Office Condo	367,899	1,552	17.4	7.7
Multi-Family (5+ Units)	271,812	2,303	12.8	5.7
Industrial/Warehouse	208,714	1,502	9.9	4.4
Motel/Hotel	196,400	4,092	9.3	4.1
Commercial - Improved	184,833	1,349	8.7	3.9
Other(1)	433,006	525	20.4	9.1
Total non-owner occupied CRE loans(2)	2,118,720	1,251	100.0%	44.4%
Total portfolio loans, gross(3)	$4,777,489
____________________________________
(1)Other non-owner occupied CRE loans include 1-4 family dwelling loans of $164.9 million, lot/land loans of $94.5 million, self-storage loans of $72.5 million and other loans of $100.7 million.
(2)The balances for our non-owner occupied CRE portfolio as of March 31, 2025, as presented in this table, coincide with our internal evaluation of risk for the purpose of monitoring loan concentrations in accordance with internal and regulatory guidelines.
(3)Excludes loans held for sale of $15.7 million.
Owner Occupied CRE Loans

	March 31, 2025
($ in thousands)	Amount	Average Loan Size	% of Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan Type:
Commercial - Improved	$161,926	$975	23.0%	3.4%
Office/Office Condo	133,591	522	18.9	2.8
Industrial/Warehouse	97,645	655	13.8	2.0
Church	63,500	894	9.0	1.3
Retail	62,905	605	8.9	1.3
Other(1)	186,540	1,124	26.4	3.9
Total owner occupied CRE loans	706,107	774	100.0%	14.7%
Total portfolio loans, gross(2)	$4,777,489
____________________________________
(1)Other owner occupied CRE loans include marine/boat slips of $44.1 million, restaurant loans of $60.0 million, fire/CMS building loans of $25.7 million and other loans of $56.7 million.
(2)Excludes loans held for sale of $15.7 million.

Office CRE Loan Portfolio
The Bank’s office CRE loan portfolio, which includes owner occupied and non-owner occupied CRE loans, was $501.5 million, or 10.5% of total loans of $4.78 billion at March 31, 2025. The Bank’s office CRE loan portfolio included $136.8 million, or 27.3% of the total with medical tenants, and $54.6 million, or 10.9% of the total with government or government contractor tenants. There were 493 loans in the office CRE loan portfolio with an average and median loan size of $1.0 million and $388 thousand, respectively. Loan to Value (“LTV”) estimates are less than 50% for $180.1 million, or 35.9% of the office CRE loan portfolio, and greater than 80% for $10.6 million, or 2.1% of the office CRE loan portfolio. LTV collateral values are based on the most recent appraisal, which varies from the initial loan boarding to interim credit reviews. LTV estimates for the office CRE loan portfolio are summarized below and LTV collateral values are based on the most recent appraisal, which may vary from the appraised value at loan origination.

LTV Range ($ in thousands)	Loan Count	Loan Balance	% of Office CRE
Less than or equal to 50%	244	$180,087	35.9%
50%-60%	74	114,897	22.9
60%-70%	92	120,333	24.0
70%-80%	70	75,618	15.1
Greater than 80%	13	10,555	2.1
Grand total	493	$501,490	100.0%
The Bank had 18 office CRE loans totaling $163.6 million that were greater than $5.0 million at March 31, 2025, compared to 18 office CRE loans totaling $164.5 million at December 31, 2024. The decrease in this portfolio segment was the result of normal amortization and two large loan payoffs in the first quarter of 2025. For the office CRE portfolio, at March 31, 2025, the average loan debt-service coverage ratio was 1.8x and the average LTV was 49.0%. Of the office CRE portfolio balance, 74.3% is secured by properties in rural or suburban areas with limited exposure to metropolitan cities and 97.1% are secured by properties with five stories or less. Of the office CRE loans, $26.8 million will mature and $15.1 million will reprice prior to December 31, 2025. Of the office CRE loans, $2.2 million are special mention or substandard.
Maturity of Loan Portfolio
The following table below sets forth the maturities and interest rate sensitivity of the loan portfolio at March 31, 2025. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.

($ in thousands)	Maturing Within One Year	Maturing After One But Within Five Years	Maturing After Five But Within 15 Years	Maturing After 15 Years	Total
Commercial real estate	$178,494	$746,703	$794,095	$824,815	$2,544,107
Residential real estate	38,908	132,740	125,354	1,028,856	1,325,858
Construction	234,090	94,262	35,702	2,164	366,218
Commercial	75,263	83,609	59,273	16,354	234,499
Consumer	1,372	73,386	109,534	115,715	300,007
Credit cards	2,245	2,699	1,856	—	6,800
Totals	$530,372	$1,133,399	$1,125,814	$1,987,904	$4,777,489

Rate Terms:
Fixed-interest rate loans	$369,342	$991,057	$709,382	$367,143	$2,436,924
Adjustable-interest rate loans	161,030	142,342	416,432	1,620,761	2,340,565
Total	$530,372	$1,133,399	$1,125,814	$1,987,904	$4,777,489

Asset Quality
The following table summarizes asset quality information and ratios at March 31, 2025 and December 31, 2024.

($ in thousands)	March 31, 2025	December 31, 2024
ASSET QUALITY
Total portfolio loans	$4,777,489	$4,771,988

Classified loans	19,434	24,679
Other real estate owned	179	179
Repossessed assets	2,429	3,315
Total classified assets(1)	22,042	28,173

Allowance for credit losses on loans	(58,042)	(57,910)

Past due loans - 31 to 89 days	9,380	8,807
Past due loans >= 90 days	894	294
Total past due (delinquency) loans	10,274	9,101

Nonaccrual loans	15,402	21,008
Past due loans >= 90 days	894	294
Other real estate owned (“OREO”)	179	179
Repossessed assets	2,429	3,315
Total nonperforming assets	18,904	24,796
Accruing borrowers experiencing financial difficulty (“BEFD”) modifications(2)	1,642	1,362
Nonaccrual loans, OREO, repossessed assets and BEFD modifications	$20,546	$26,158

($ in thousands)	March 31, 2025	December 31, 2024
ASSET QUALITY RATIOS
Classified assets to total assets(1)	0.36%	0.45%
Classified assets to risk-based capital(1)	3.65	4.77

Past due loans - 31 to 89 days to total portfolio loans	0.20	0.18
Past due loans >=90 days and nonaccrual to total loans	0.34	0.45
Total past due (delinquency) and nonaccrual to total portfolio loans	0.54	0.63

Nonaccrual loans to total portfolio loans	0.32	0.44
Nonperforming assets to total assets	0.31	0.40
____________________________________
(1)Classified assets are substandard loans, OREO and other repossessed assets. Classified assets do not include special mention loans.
(2)BEFD modification loans include both nonaccrual and accruing performing loans. All BEFD modification loans are included in the calculation of asset quality financial ratios. Nonaccrual BEFD modification loans are included in the nonaccrual balance and accruing BEFD modification loans are included in the accruing BEFD modification balance.
Allowance for Credit Losses on Loans
The ACL was $58.0 million at March 31, 2025, $57.9 million at December 31, 2024 and $57.3 million at March 31, 2024. There were net charge-offs of $554 thousand for the three months ended March 31, 2025, compared to net charge-offs of $565 thousand for the three months ended March 31, 2024. The ratio of annualized net charge-offs to average loans was 0.05% for the three months ended March 31, 2025 and 2024.
Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to maintain overall credit quality. The ACL as a percentage of period-end loans was 1.21% at March 31, 2025 and December 31, 2024.

The following table allocates the ACL by portfolio loan category as of the dates indicated. The allocation of the ACL to each category is not necessarily indicative of future losses and does not restrict the use of the ACL to absorb losses in any category.

	March 31, 2025			December 31, 2024
($ in thousands)	ACL	Average Balance	%(1)	ACL	Average Balance	%(1)
Commercial real estate	$21,988	$2,541,527	0.87%	$22,846	$2,551,903	0.90%
Residential real estate	22,393	1,347,035	1.66	21,776	1,358,066	1.60
Construction	3,842	352,323	1.09	2,854	336,094	0.85
Commercial	2,855	232,900	1.23	3,138	229,676	1.37
Consumer	6,574	304,520	2.16	6,889	313,686	2.20
Credit cards	390	6,686	5.83	407	6,820	5.97
Total	$58,042	$4,784,991	1.21	$57,910	$4,796,245	1.21
____________________________________
(1) Percent of loans in each category to total portfolio loans.

The following table presents the net charge-offs or recoveries by average loan portfolio category for the three months ended March 31, 2025 and 2024.

	Three Months Ended
	March 31, 2025			March 31, 2024
($ in thousands)	Net (Charge-offs) Recoveries	Average Balance(1)	Net (Charge-off) Recovery %	Net (Charge-offs) Recoveries	Average Balance(1)	Net (Charge-off) Recovery %
Commercial real estate	$78	$2,541,527	(0.01)%	$—	$2,279,899	—%
Residential real estate	1	1,347,035	—	1	1,512,805	—
Construction	1	352,323	—	(10)	292,803	0.01
Commercial	4	232,900	(0.01)	1	230,844	—
Consumer	(396)	304,520	0.53	(449)	325,258	0.56
Credit cards	(242)	6,686	14.68	(108)	4,196	10.35
Total	(554)	4,784,991	0.05	(565)	4,645,805	0.05
Allowance for credit losses	—	(58,042)	—	—	(57,336)	—
Total net charge-off and average loans	$(554)	$4,726,949	0.05	$(565)	$4,588,469	0.05
____________________________________
(1)Excludes loans held for sale.

Classified Assets and Special Mention Assets
Classified assets decreased $6.1 million to $22.0 million, or 0.4% of total assets, at March 31, 2025, from $28.2 million, or 0.5% of total assets, at December 31, 2024. Classified assets are substandard loans, repossessed assets and OREO. The decrease was primarily due to decrease in substandard loans of $5.2 million and repossessed assets of $886 thousand. Management considers classified assets to be an important measure of asset quality. Decreases in classified and special mention loan categories were due to loans related to our marine lending portfolio and residential mortgages, all of which are diverse in origination date. The Company’s risk rating process for classified loans is an important input into the Company’s allowance methodology. Risk ratings are an important input into the Company’s ACL qualitative framework.
Nonperforming Assets
Nonperforming assets were $18.9 million, or 0.3% of total assets, at March 31, 2025, compared to $24.8 million, or 0.4% of total assets, at December 31, 2024. The balance of nonperforming assets decreased primarily due to a decrease of nonaccrual loans of $5.6 million and a decrease of $886 thousand of repossessed assets, partially offset by an increase in loans 90 days or more past due of $600 thousand.
Off-Balance Sheet Credit Exposure Reserve
The Company’s reserve for off-balance sheet credit exposure was $1.5 million and $1.1 million at March 31, 2025 and December 31, 2024, respectively. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. The

Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.
Deposits
The following is a breakdown of the Company’s deposit portfolio at March 31, 2025 and December 31, 2024:

($ in thousands)	March 31, 2025		December 31, 2024
	Balance	%	Balance	%	$ Change	% Change
Noninterest-bearing	$1,565,017	28.7%	$1,562,815	28.3%	$2,202	0.1%
Interest-bearing:
Interest-bearing checking	852,480	15.6	978,076	17.7	(125,596)	(12.8)
Money market and savings	1,800,529	32.9	1,805,884	32.6	(5,355)	(0.3)
Time deposits	1,242,319	22.8	1,181,561	21.4	60,758	5.1
Total interest-bearing	3,895,328	71.3	3,965,521	71.7	(70,193)	(1.8)

Total deposits	$5,460,345	100.0%	$5,528,336	100.0%	$(67,991)	(1.2)
Total deposits decreased $68.0 million, or 1.2%, to $5.46 billion at March 31, 2025 when compared to December 31, 2024. The decrease in total deposits was primarily due to a decrease in interest bearing demand deposits of $125.6 million, partially offset by an increase in time deposits of $60.8 million. The decrease in deposits is attributable to seasonal municipal runoff and a decrease in interest rate-sensitive cannabis-related deposits.
Total estimated uninsured deposits were $940.6 million, or 17.2% of total deposits, at March 31, 2025 and $905.3 million, or 16.4% of total deposits, at December 31, 2024. At March 31, 2025, there were $165.0 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank’s uninsured deposits, excluding the market value of pledged collateral, at March 31, 2025 were $775.6 million, or 14.2% of total deposits.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At March 31, 2025, the Bank had one local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $221.7 million, which represented 4.1% of total deposits of $5.47 billion. At December 31, 2024, there were three customer deposit relationships that exceeded 2% of total deposits, totaling $547.4 million, which represented 9.9% of total deposits of $5.54 billion.
Wholesale Funding – Short-Term Borrowings and Brokered Deposits
The Company’s wholesale funding, which includes FHLB advances and brokered deposits, was $50.0 million at March 31, 2025 and December 31, 2024. The $50.0 million FHLB advance was for an initial term of 18-months at a rate of 4.79%. This advance has the option to be called by FHLB at any time and matures on November 7, 2025. At March 31, 2025 and December 31, 2024, the Company had no brokered deposits and securities sold under agreements to repurchase or overnight borrowings from correspondent banks.
For FDIC call reporting purposes, reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits decreased $189.8 million to $1.46 billion at March 31, 2025, compared to $1.65 billion at December 31, 2024. Reciprocal deposits as a percentage of the Bank’s liabilities at March 31, 2025 and December 31, 2024 were 26.2% and 29.3%, respectively. For call reporting purposes, $344.4 million of reciprocal deposits were considered brokered at March 31, 2025, compared to $520.5 million at December 31, 2024.

Long-Term Debt
The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. Currently, the Company has no long term borrowing with FHLB as of March 31, 2025.
On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% of Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.
As a result of the merger with Severn Bancorp, Inc., effective October 31, 2021, the Company acquired Junior Subordinated Debt Securities due in 2035 which had an outstanding principal balance of $20.6 million. The debt balances of $18.8 million at March 31, 2025 and $18.8 million at December 31, 2024 were presented net of fair value adjustments of $1.8 million and $1.8 million, respectively.
Additionally, as a result of the merger with The Community Financial Corporation in 2023, the Company acquired Junior Subordinated Debt Securities, which had an outstanding principal balance of $12.4 million. The debt balance of $11.1 million at March 31, 2025 was presented net of a fair value adjustment of $1.3 million. In addition, the Company acquired 4.75% fixed-to-floating rate subordinated notes with a carrying value of $19.5 million at March 31, 2025. The notes’ aggregate balance of $19.1 million at March 31, 2025 was presented net of fair value adjustment of $396 thousand.
Stockholders’ Equity

($ in thousands, except per share amounts)	March 31, 2025	December 31, 2024	$ Change	% Change
Common stock, $0.01 par value per share	$333	$333	$—	—%
Additional paid in capital	358,572	358,112	460	0.1
Retained earnings	199,898	190,166	9,732	5.1
Accumulated other comprehensive loss	(6,333)	(7,545)	1,212	(16.1)
Total stockholders’ equity	$552,470	$541,066	$11,404	2.1
Total stockholders’ equity increased $11.4 million, or 2.1%, to $552.5 million at March 31, 2025 when compared to December 31, 2024, primarily due to $13.8 million of net income and accumulated other comprehensive income of $1.2 million, partially offset by dividends declared of $4.0 million.

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

($ in thousands, except per share amounts)	March 31, 2025	December 31, 2024	March 31, 2024
Total assets	$6,176,563	$6,230,763	$5,825,704
Less: intangible assets
Goodwill	63,266	63,266	63,266
Core deposit intangibles	36,033	38,311	45,515
Total intangible assets	99,299	101,577	108,781
Tangible assets	$6,077,264	$6,129,186	$5,716,923

Total common equity	$552,470	$541,066	$515,228
Less: intangible assets	99,299	101,577	108,781
Tangible common equity	$453,171	$439,489	$406,447

Common shares outstanding at end of period	33,374,265	33,332,177	33,210,522

Common equity to assets	8.94%	8.68%	8.84%
Tangible common equity to tangible assets	7.46	7.17	7.11

Common book value per share	$16.55	$16.23	$15.51
Tangible common book value per share	13.58	13.19	12.24

Return on Average Common Equity
ROACE is a financial ratio that measures the profitability of a company in relation to the average stockholders’ equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average stockholders’ equity for a specific period of time.

	Three Months Ended March 31,
($ in thousands)	2025	2024

Net income (as reported)	$13,764	$8,184

ROACE	10.20%	6.38%

Average Equity	$547,443	$515,976
Return on Average Tangible Common Equity
ROATCE is computed by dividing net earnings applicable to common stockholders by average tangible common shareholders’ equity. Management believes that ROATCE is meaningful because it measures the performance of a business consistently, whether acquired or internally-developed. ROATCE is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

	Three Months Ended March 31,
($ in thousands)	2025	2024

Net income (as reported)	$13,764	$8,184
Core deposit intangible amortization (net of tax)(1)	1,717	1,989
Net earnings applicable to common stockholders	$15,481	$10,173

ROATCE	14.05%	10.08%

Average equity	$547,443	$515,976
Less: Average goodwill and core deposit intangible	(100,514)	(110,167)
Average tangible common equity	$446,929	$405,809
____________________________________
(1)The Company utilized an effective tax rate of 24.6% and 22.8% for the three months ended March 31, 2025 and 2024, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our primary market risk is interest rate fluctuation, and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Part II, Item 7A. of the 2024 Annual Report under the caption “Quantitative and Qualitative Disclosures About Market Risk.” Management recognizes that recent changes in interest rates have had an impact on the Company’s market risk. The procedures used to evaluate and mitigate these risks remain unchanged, and we continue to monitor our actual and simulated sensitivity positions since December 31, 2024.
The Company prepares a current base case and several alternative simulations at least quarterly. Current interest rates are shocked by +/- 100, 200, 300 and 400 basis points. In addition, the Company simulates additional rate curve scenarios. The Company may elect not to use particular scenarios that it determines are impractical in a current rate environment.
The Company’s internal limits for parallel shock scenarios are as follows:

Shock in Basis Points	Net Interest Income	Economic Value of Equity
+ - 400	+/-25%	+/-40%
+ - 300	+/- 20%	+/- 30%
+ - 200	+/- 15%	+/- 20%
+ - 100	+/- 10%	+/- 10%
It is management’s goal to manage the Bank’s portfolios so that NII at risk over 12 and 24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of March 31, 2025, the Company exceeded Board approved limits for percentage change in economic value of equity in the interest rate shock of -200 and -100 and at December 31, 2024, the Company exceeded Board approved limits for the percentage change in economic value of equity in the interest rate shock of -200. In both periods the Company exceeded board approved levels due to average lives and low level of market rates on non-maturing deposit instruments.
Measures of NII at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in NII over a 12-month period for parallel rate shocks for up 400, 300, 200, 100 and down 100 and 200 scenarios:

Estimated Changes in Net Interest Income

Change in Interest Rates:	+ 400 basis points	+ 300 basis points	+ 200 basis points	+ 100 basis points	- 100 basis points	- 200 basis points
Policy limit	+/-25%	+/- 20%	+/- 15%	+/- 10%	+/-10%	+/- 15%

March 31, 2025	(3.9)%	(2.5)%	(1.4)%	(0.6)%	0.1%	(1.7)%
December 31, 2024	(3.8)%	(2.4)%	(1.3)%	(0.5)%	(0.1)%	(2.1)%
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

Estimated Changes in Economic Value of Equity

Change in Interest Rates:	+ 400 basis points	+ 300 basis points	+ 200 basis points	+ 100 basis points	- 100 basis points	- 200 basis points
Policy limit	+/-40%	+/- 30%	+/- 20%	+/- 10%	+/-10%	+/- 20%

March 31, 2025	17.3%	15.9%	12.9%	7.9%	(10.8)%	(25.9)%
December 31, 2024	15.2%	14.2%	11.7%	7.2%	(10.0)%	(24.2)%
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
Item 4. CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the SEC, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer (“PEO”) and its principal financial officer (“PFO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.
An evaluation of the effectiveness of the design and operation of these disclosure controls and procedures as of March 31, 2025 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, concluded that our disclosure controls and procedures as of March 31, 2025 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.
Item 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed under Part I, Item 1A. in our 2024 Annual Report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases or unregistered sales of the Company’s common stock, $0.01 par value per share, during the three months ended March 31, 2025.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. EXHIBITS

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

SHORE BANCSHARES, INC.

Date: May 8, 2025	By:	/s/ James M. Burke
James M. Burke
President & Chief Executive Officer

Date: May 8, 2025	By:	/s/ Charles S. Cullum
Charles S. Cullum
Executive Vice President & Chief Financial Officer