Form 10-Q
period 2025-06-30
SHORE BANCSHARES INC
filed 2025-08-07
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number: 000-22345
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 4, 2025 was 33,417,377.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)	June 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and due from banks	$54,512	$44,008
Interest-bearing deposits with other banks	130,472	415,843
Cash and cash equivalents	184,984	459,851
Investment securities:
Available for sale, at fair value (amortized cost of $195,389 and $159,593 at June 30, 2025 and December 31, 2024, respectively)	187,679	149,212
Held to maturity, net of allowance for credit losses of $199 and $203 (fair value of $414,699 and $424,734 at June 30, 2025 and December 31, 2024, respectively)	459,246	481,077
Equity securities, at fair value	6,010	5,814
Restricted securities, at cost	20,412	20,253
Loans held for sale, at fair value	34,319	19,606
Loans held for investment	4,827,628	4,771,988
Less: allowance for credit losses	(58,483)	(57,910)
Loans, net	4,769,145	4,714,078

Premises and equipment, net	81,426	81,806
Goodwill	63,266	63,266
Other intangible assets, net	33,761	38,311
Mortgage servicing rights	5,396	5,874
Right-of-use assets	11,052	11,385
Cash surrender value on life insurance	105,860	104,421
Accrued interest receivable	19,821	19,570
Deferred income taxes	30,972	31,857
Other assets	24,525	24,382
TOTAL ASSETS	$6,037,874	$6,230,763

LIABILITIES
Deposits:
Noninterest-bearing	$1,575,120	$1,562,815
Interest-bearing checking	763,309	978,076
Money market and savings	1,691,438	1,805,884
Time deposits	1,273,285	1,181,561
Brokered deposits	10,806	—
Total deposits	5,313,958	5,528,336
FHLB advances	50,000	50,000
Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”), net	30,005	29,847
Subordinated debt, net	44,236	43,870
Total borrowings	124,241	123,717
Lease liabilities	11,541	11,844
Other liabilities	22,940	25,800
TOTAL LIABILITIES	5,472,680	5,689,697
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; shares authorized 50,000,000; shares issued and outstanding 33,374,265 and 33,332,177 at June 30, 2025 and December 31, 2024, respectively	334	333
Additional paid in capital	359,063	358,112
Retained earnings	211,400	190,166
Accumulated other comprehensive loss	(5,603)	(7,545)
TOTAL STOCKHOLDERS’ EQUITY	565,194	541,066
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,037,874	$6,230,763
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$69,695	$67,292	$137,343	$133,045
Interest and dividends on taxable investment securities	5,331	5,230	10,332	9,650
Interest and dividends on tax-exempt investment securities	6	6	12	12
Interest on deposits with other banks	1,588	578	4,997	1,538
Total interest income	76,620	73,106	152,684	144,245

INTEREST EXPENSE
Interest on deposits	27,369	27,585	55,440	56,081
Interest on short-term borrowings	605	1,584	1,203	1,641
Interest on long-term borrowings	1,394	1,797	2,760	3,248
Total interest expense	29,368	30,966	59,403	60,970

NET INTEREST INCOME	47,252	42,140	93,281	83,275
Provision for credit losses	1,528	2,081	2,556	2,488
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	45,724	40,059	90,725	80,787

NONINTEREST INCOME
Service charges on deposit accounts	1,519	1,493	3,033	3,001
Trust and investment fee income	942	896	1,765	1,630
Gain on sale of loans held for sale	1,325	1,131	2,291	1,838
Mortgage-banking revenue	1,054	852	1,328	945
Interchange credits	1,788	1,717	3,365	3,304
Other noninterest income	2,690	2,351	4,538	4,289
Total noninterest income	9,318	8,440	16,320	15,007

NONINTEREST EXPENSE
Salaries and employee benefits	17,742	16,900	34,182	32,847
Occupancy expense	2,472	2,432	5,010	4,848
Furniture and equipment expense	796	900	1,650	1,804
Software and data processing	4,819	4,219	9,510	8,240
Directors’ fees	219	359	567	654
Amortization of other intangible assets	2,272	2,569	4,550	5,145
FDIC insurance premium expense	1,023	1,089	2,114	2,240
Legal and professional fees	1,225	1,354	2,838	2,954
Fraud losses	83	62	188	4,564
Other noninterest expense	3,759	3,615	7,548	6,901
Total noninterest expense	34,410	33,499	68,157	70,197
Income before income taxes	20,632	15,000	38,888	25,597
Income tax expense	5,125	3,766	9,617	6,179
NET INCOME	$15,507	$11,234	$29,271	$19,418

Basic net income per common share	$0.46	$0.34	$0.88	$0.58
Diluted net income per common share	$0.46	$0.34	$0.88	$0.58
Dividends paid per common share	$0.12	$0.12	$0.24	$0.24
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Net income	$15,507	$11,234	$29,271	$19,418

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on available for sale securities	1,004	(278)	2,671	(1,054)
Tax effect	(274)	76	(729)	288
Total other comprehensive income (loss)	730	(202)	1,942	(766)
Comprehensive income	$16,237	$11,032	$31,213	$18,652
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

($ in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2024	$333	$358,112	$190,166	$(7,545)	$541,066
Net income	—	—	13,764	—	13,764
Other comprehensive income	—	—	—	1,212	1,212
Stock-based compensation	—	460	—	—	460
Cash dividends declared	—	—	(4,032)	—	(4,032)
Balances, March 31, 2025	333	358,572	199,898	(6,333)	552,470
Net income	—	—	15,507	—	15,507
Other comprehensive loss	—	—	—	730	730
Stock-based compensation	1	491	—	—	492
Cash dividends declared	—	—	(4,005)	—	(4,005)
Balances, June 30, 2025	$334	$359,063	$211,400	$(5,603)	$565,194

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) - Continued

($ in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2023	$332	$356,007	$162,290	$(7,494)	$511,135
Net income	—	—	8,184	—	8,184
Other comprehensive loss	—	—	—	(564)	(564)
Common shares issued for employee stock purchase plan	—	103	—	—	103
Stock-based compensation	—	354	—	—	354
Cash dividends declared	—	—	(3,984)	—	(3,984)
Balances, March 31, 2024	332	356,464	166,490	(8,058)	515,228
Net income	—	—	11,234	—	11,234
Other comprehensive loss	—	—	—	(202)	(202)
Common shares issued for employee stock purchase plan	1	120	—	—	121
Stock-based compensation	—	410	—	—	410
Cash dividends declared	—	—	(4,008)	—	(4,008)
Balances, June 30, 2024	$333	$356,994	$173,716	$(8,260)	$522,783
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,271	$19,418
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(6,737)	(7,618)
Provision for credit losses	2,556	2,488
Depreciation and amortization	8,126	8,217
Net amortization of securities	64	(643)
Amortization of debt issuance costs	61	60
Gain on mortgage loans held for sale	(2,291)	(1,838)
Gain on other mortgage loan activity	(938)	(608)
Proceeds from sale of mortgage loans held for sale	82,070	64,563
Originations of loans held for sale	(94,125)	(81,712)
Stock-based compensation expense	970	764
Deferred income tax (benefit) expense	156	4,916
Loss on sales of repossessed assets	123	45
Loss on valuation adjustments on mortgage servicing rights	330	129
Loss on disposal of fixed assets	48	—
Loss on disposal of premises held for sale	61	—
Valuation adjustments on premises transferred to held for sale	—	2
Fair value adjustment on equity securities	(106)	84
Bank owned life insurance income	(1,287)	(1,344)
Net changes in:
Accrued interest receivable	(253)	(424)
Other assets	(1,490)	1,559
Accrued interest payable	88	(630)
Other liabilities	(5,251)	(2,010)
Net cash provided by operating activities	11,446	5,418

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of available for sale securities	12,573	60,673
Proceeds from maturities and principal payments of held to maturity securities	23,899	19,291
Proceeds from life insurance death benefits	—	150
Purchases of available for sale securities	(48,171)	(81,904)
Purchases of held to maturity securities	(2,326)	(5,800)
Purchases of equity securities	(90)	(80)
Purchase of restricted securities	(158)	(22,186)
Net change in loans	(49,173)	(59,472)
Purchases of premises and equipment	(1,905)	(3,359)
Proceeds from sales of repossessed assets	1,531	240
Redemption of restricted securities	—	18,361
Purchases of bank owned life insurance	(152)	(71)
Proceeds from disposal of premises held for sale	843	—
Net cash used in investing activities	$(63,129)	$(74,157)
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

	Six Months Ended June 30,
($ in thousands)	2025	2024

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	$12,314	$329,215
Interest-bearing deposits	(227,461)	(567,238)
Short-term borrowings	—	31,000
Long-term borrowings	—	50,000
Common stock dividends paid	(8,037)	(7,992)
Issuance of common stock	—	224
Net cash used in financing activities	(223,184)	(164,791)
Net decrease in cash and cash equivalents	(274,867)	(233,530)
Cash and cash equivalents at beginning of period	459,851	372,413
Cash and cash equivalents at end of period	$184,984	$138,883

Supplemental cash flows information:
Interest paid	$58,022	$60,289
Income taxes paid	7,985	—
Recognition of lease liabilities arising from right-of-use assets	912	76
Transfers from loans to repossessed assets	947	1,845
Transfer from loans held for sale to loans held for investment	649	—
Unrealized gains (losses) on available for sale securities	2,671	(1,054)
Transfer of premises to held for sale (included in other assets)	—	1,387
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
Nature of Operations
The Company engages in the banking business through Shore United Bank, N.A. (the “Bank”), a Maryland commercial bank with trust powers. The Company’s primary source of revenue is derived from interest earned on commercial, residential mortgage and other loans, and fees charged in connection with lending and other banking services located in Maryland, Delaware and Virginia. The Company engages in financial service offerings through Wye Financial Partners and offers corporate trustee services through Wye Trust, a division of the Bank. The Bank also conducts secondary market lending activities through a division of the Bank. Mid-Maryland Title Company, Inc. (the “Title Company”), engaged in title work related to real estate transactions. The Title Company ceased conducting real estate closings effective March 31, 2025. Operations will continue for as long as necessary to ensure that work in progress is adequately addressed.
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

Note 2 – Investment Securities
The following tables provide information on the amortized cost and estimated fair values of investment securities at June 30, 2025 and December 31, 2024.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities(1):
June 30, 2025
U.S. Treasury and government agency securities	$22,593	$3	$2,074	$20,522
Mortgage-backed securities	168,579	105	6,211	162,473
Other debt securities(2)	4,217	467	—	4,684
Total	$195,389	$575	$8,285	$187,679

December 31, 2024
U.S. Treasury and government agency securities	$22,984	$4	$2,786	$20,202
Mortgage-backed securities	130,439	84	8,139	122,384
Other debt securities(2)	6,170	469	13	6,626
Total	$159,593	$557	$10,938	$149,212
____________________________________
(1)No available for sale (“AFS”) securities were sold during the three and six months ended June 30, 2025 and 2024.
(2)Other debt securities includes corporate and municipal bond obligations of state and political entities.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to maturity securities:
June 30, 2025
U.S. Treasury and government agency securities	$129,269	$3	$6,253	$123,019	$—
Mortgage-backed securities	321,213	5	37,884	283,334	—
Other debt securities(1)	8,963	15	632	8,346	199
Total	$459,445	$23	$44,769	$414,699	$199

December 31, 2024
U.S. Treasury and government agency securities	$132,560	$—	$8,555	$124,005	$—
Mortgage-backed securities	336,755	—	47,234	289,521	—
Other debt securities(1)	11,965	19	776	11,208	203
Total	$481,280	$19	$56,565	$424,734	$203
____________________________________
(1)Other debt securities includes corporate and municipal bond obligations of state and political entities.
Equity securities with aggregate fair values of $6.0 million and $5.8 million at June 30, 2025 and December 31, 2024, respectively, are presented separately on the consolidated balance sheets. The fair value adjustments recorded through earnings totaled a gain of $65 thousand and $18 thousand for the three months ended June 30, 2025 and 2024, respectively. The fair value adjustments recorded through earnings totaled a gain of $196 thousand and a loss of $171 thousand for the six months ended June 30, 2025 and 2024, respectively.
The following table summarizes the activity in the allowance for credit losses (“ACL”) on held to maturity (“HTM”) securities for the periods presented.

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balance, beginning of period	$178	$116	$203	$94
Provision for (reversal of) credit losses, other debt securities	21	(8)	(4)	14
Balance, end of period	$199	$108	$199	$108

A provision for credit losses of $21 thousand and a reversal of the provision for credit losses of $8 thousand was recorded on HTM corporate and municipal bonds for the three months ended June 30, 2025 and 2024, respectively. A reversal of the provision for credit losses of $4 thousand and a provision for credit losses of $14 thousand was recorded on HTM corporate and municipal bonds for the six months ended June 30, 2025 and 2024, respectively.
The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024.

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
Available for sale securities:
U.S. Treasury and government agency securities	$73	$1	$17,787	$2,073	$17,860	$2,074
Mortgage-backed securities	76,441	432	53,416	5,779	129,857	6,211
Other debt securities	—	—	—	—	—	—
Total	$76,514	$433	$71,203	$7,852	$147,717	$8,285

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available for sale securities:
U.S. Treasury and government agency securities	$207	$—	$17,422	$2,786	$17,629	$2,786
Mortgage-backed securities	56,913	710	48,782	7,429	105,695	8,139
Other debt securities	—	—	1,988	13	1,988	13
Total	$57,120	$710	$68,192	$10,228	$125,312	$10,938
There were 118 AFS debt securities with a fair value below the amortized cost basis, with unrealized losses totaling $8.3 million as of June 30, 2025. The Company concluded that a credit loss does not exist in its AFS securities portfolio as of June 30, 2025, and no impairment loss has been recognized based on the fact that (1) changes in fair value were primarily caused by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All HTM and AFS securities were current with no securities past due or on nonaccrual as of June 30, 2025 and December 31, 2024.
All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were 118 AFS and 181 HTM securities in an unrealized loss position at June 30, 2025. There were 111 AFS and 187 HTM securities in an unrealized loss position at December 31, 2024. Net unrealized losses of the AFS securities totaled $7.7 million and $10.4 million as of June 30, 2025 and December 31, 2024, respectively.

The following table provides information on the amortized cost and estimated fair values of investment securities by contractual maturity date at June 30, 2025.

	Available for Sale		Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,455	$2,456	$28,567	$28,209
Due after one year through five years	16,545	15,330	90,617	86,608
Due after five years through ten years	7,541	7,168	8,523	7,908
Due after ten years	269	252	10,525	8,640
	$26,810	$25,206	$138,232	$131,365
Mortgage-backed securities	168,579	162,473	321,213	283,334
Total	$195,389	$187,679	$459,445	$414,699
The maturity dates for debt securities are determined using contractual maturity dates. Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations without prepayment penalties.
The Company has securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. At June 30, 2025, the aggregate carrying value of pledged AFS and HTM pledged securities was $69.9 million and $213.0 million, respectively. The comparable amounts for December 31, 2024 were $67.9 million and $197.5 million, respectively.
The following table sets forth the amortized cost and estimated fair values of securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged available for sale securities	$76,701	$69,878	$76,280	$67,926
Pledged held to maturity securities	212,963	191,357	197,474	173,248
There were no obligations to any issuer exceeding 10% of stockholders’ equity at June 30, 2025 or December 31, 2024.

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
The following table provides information about the principal classes of the loan portfolio at June 30, 2025 and December 31, 2024.

($ in thousands)	June 30, 2025	% of Total Loans	December 31, 2024	% of Total Loans
Commercial real estate	$2,603,974	53.95%	$2,557,806	53.60%
Residential real estate	1,349,010	27.94	1,329,406	27.85
Construction	350,053	7.25	335,999	7.04
Commercial	224,092	4.64	237,932	4.99
Consumer	294,239	6.09	303,746	6.37
Credit cards	6,260	0.13	7,099	0.15
Total loans	4,827,628	100.00%	4,771,988	100.00%
Less: allowance for credit losses	(58,483)		(57,910)
Total loans, net	$4,769,145		$4,714,078
Loans are stated at their principal amount outstanding, net of any purchase premiums/discounts and deferred fees and costs. Included in loans were deferred costs, net of fees, of $3.0 million and $3.2 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, loans included $1.63 billion and $1.69 billion, respectively, of aggregate loans that were acquired as part of the acquisitions of Severn Bancorp, Inc. (“Severn”) and The Community Financial Corporation (“TCFC”). These balances were presented net of the related aggregate discounts, which totaled $86.1 million and $92.0 million at June 30, 2025 and December 31, 2024, respectively.
At June 30, 2025, the Bank was servicing $232.9 million in loans for the Federal National Mortgage Association and $1,337.6 million in loans for Federal Home Loan Mortgage Corporation.
The following tables provide information on amortized cost basis on nonaccrual loans by loan class as of June 30, 2025 and December 31, 2024.

($ in thousands)	Nonaccrual With No Allowance For Credit Loss	Nonaccrual With An Allowance For Credit Loss	Total Nonaccrual Loans
June 30, 2025
Nonaccrual loans:
Commercial real estate	$3,239	$2,544	$5,783
Residential real estate	7,768	—	7,768
Construction	330	—	330
Commercial	1,300	990	2,290
Consumer	589	—	589
Credit cards	—	22	22
Total	$13,226	$3,556	$16,782

Interest income	$219	$67	$286

($ in thousands)	Nonaccrual With No Allowance For Credit Loss	Nonaccrual With An Allowance For Credit Loss	Total Nonaccrual Loans
December 31, 2024
Nonaccrual loans:
Commercial real estate	$8,192	$2,194	$10,386
Residential real estate	6,741	873	7,614
Construction	360	—	360
Commercial	458	549	1,007
Consumer	761	712	1,473
Credit cards	—	168	168
Total	$16,512	$4,496	$21,008

Interest income	$274	$65	$339

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
June 30, 2025
Nonaccrual loans:
Commercial real estate	$2,710	$3,073	$5,783
Residential real estate	4,502	3,266	7,768
Construction	330	—	330
Commercial	506	1,784	2,290
Consumer	126	463	589
Credit cards	22	—	22
Total	$8,196	$8,586	$16,782

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
December 31, 2024
Nonaccrual loans:
Commercial real estate	$7,268	$3,118	$10,386
Residential real estate	3,979	3,635	7,614
Construction	360	—	360
Commercial	70	937	1,007
Consumer	1,431	42	1,473
Credit cards	146	22	168
Total	$13,254	$7,754	$21,008
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
Consumer credit cards are monitored based on a borrower payment history. Credit card loans are classified as performing and are typically charged off no later than 180 days past due when, or in the opinion of management, the collection of principal or interest is considered doubtful. As of June 30, 2025, there were seven credit cards that were evaluated based on economic conditions specific to the loans or borrowers, and were downgraded to substandard and nonperforming.
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
Rating 10 – Loss – Loss assets are uncollectible or of little value.

The following table provides information on loan risk ratings as of June 30, 2025 and gross write-offs during the six months ended June 30, 2025.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
June 30, 2025
Commercial real estate
Pass	$1,018,604	$408,550	$540,962	$261,806	$135,760	$127,485	$15,334	$27,592	$2,536,093
Special mention	21,491	5,436	34,174	—	—	—	290	—	61,391
Substandard	3,080	2,853	—	—	—	—	557	—	6,490
Total	$1,043,175	$416,839	$575,136	$261,806	$135,760	$127,485	$16,181	$27,592	$2,603,974
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$344,691	$205,315	$284,972	$220,729	$107,203	$51,744	$123,497	$517	$1,338,668
Special mention	1,992	—	—	—	—	—	—	—	1,992
Substandard	5,343	1,557	278	401	—	—	771	—	8,350
Total	$352,026	$206,872	$285,250	$221,130	$107,203	$51,744	$124,268	$517	$1,349,010
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction
Pass	$35,231	$7,540	$37,073	$42,961	$144,210	$64,963	$16,364	$1,164	$349,506
Special mentions	—	217	—	—	—	—	—	—	217
Substandard	330	—	—	—	—	—	—	—	330
Total	$35,561	$7,757	$37,073	$42,961	$144,210	$64,963	$16,364	$1,164	$350,053
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$30,528	$33,001	$23,894	$27,660	$34,852	$14,117	$53,509	$1,363	$218,924
Special mention	155	—	35	—	—	—	794	34	1,018
Substandard	523	5	1,313	919	—	—	1,390	—	4,150
Total	$31,206	$33,006	$25,242	$28,579	$34,852	$14,117	$55,693	$1,397	$224,092
Gross charge-offs	$(2)	$—	$—	$—	$—	$—	$—	$—	$(2)

Consumer
Pass	$10,075	$53,680	$103,852	$50,606	$40,749	$33,076	$667	$—	$292,705
Special mention	—	—	946	—	—	—	—	—	946
Substandard	—	30	78	448	32	—	—	—	588
Total	$10,075	$53,710	$104,876	$51,054	$40,781	$33,076	$667	$—	$294,239
Gross charge-offs	$(235)	$(99)	$(332)	$(96)	$(302)	$—	$(16)	$—	$(1,080)

Total
Pass	$1,439,129	$708,086	$990,753	$603,762	$462,774	$291,385	$209,371	$30,636	$4,735,896
Special mention	23,638	5,653	35,155	—	—	—	1,084	34	65,564
Substandard	9,276	4,445	1,669	1,768	32	—	2,718	—	19,908
Total loans by risk category	$1,472,043	$718,184	$1,027,577	$605,530	$462,806	$291,385	$213,173	$30,670	$4,821,368

Total gross charge-offs	$(237)	$(99)	$(332)	$(96)	$(302)	$—	$(16)	$—	$(1,082)
The following table presents the amortized cost in credit card loans based on performing status and gross charge-off as of June 30, 2025 and gross write-offs during the six months ended June 30, 2025. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
June 30, 2025
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$6,238	$—	$6,238
Nonperforming	—	—	—	—	—	—	22	—	22
Total	$—	$—	$—	$—	$—	$—	$6,260	$—	$6,260
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(431)	$—	$(431)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$6,260	$—	$6,260

Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(431)	$—	$(431)

Total recorded investment	$1,472,043	$718,184	$1,027,577	$605,530	$462,806	$291,385	$219,433	$30,670	$4,827,628

The following table provides information on loan risk ratings as of December 31, 2024 and gross write-offs during the year ended December 31, 2024.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2020	2021	2022	2023	2024
December 31, 2024
Commercial real estate
Pass	$822,391	$297,098	$435,084	$534,936	$250,482	$136,891	$24,966	$14,084	$2,515,932
Special mention	7,514	—	2,964	19,746	—	—	417	—	$30,641
Substandard	7,684	—	2,991	—	—	—	558	—	11,233
Total	$837,589	$297,098	$441,039	$554,682	$250,482	$136,891	$25,941	$14,084	$2,557,806
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$291,306	$78,568	$211,938	$295,402	$220,753	$101,005	$119,367	$613	$1,318,952
Special mention	1,529	518	—	—	—	—	—	—	2,047
Substandard	5,414	—	1,342	290	885	—	476	—	8,407
Total	$298,249	$79,086	$213,280	$295,692	$221,638	$101,005	$119,843	$613	$1,329,406
Gross charge-offs	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Construction
Pass	$31,884	$8,191	$8,628	$56,685	$70,232	$131,383	$26,785	$1,851	$335,639
Special mentions	—	—	—	—	—	—	—	—	—
Substandard	360	—	—	—	—	—	—	—	360
Total	$32,244	$8,191	$8,628	$56,685	$70,232	$131,383	$26,785	$1,851	$335,999
Gross charge-offs	$—	$—	$(12)	$—	$—	$—	$—	$—	$(12)

Commercial
Pass	$25,214	$11,088	$40,817	$29,142	$29,458	$39,489	$57,982	$874	$234,064
Special mention	116	—	—	—	—	—	703	11	830
Substandard	515	—	8	1,257	500	—	257	501	3,038
Total	$25,845	$11,088	$40,825	$30,399	$29,958	$39,489	$58,942	$1,386	$237,932
Gross charge-offs	$(54)	$(11)	$—	$(56)	$(69)	$—	$—	$—	$(190)

Consumer
Pass	$1,315	$10,469	$60,718	$114,639	$61,652	$52,798	$682	$—	$302,273
Special mention	—	—	—	—	—	—	—	—	—
Substandard	2	—	48	860	563	—	—	—	1,473
Total	$1,317	$10,469	$60,766	$115,499	$62,215	$52,798	$682	$—	$303,746
Gross charge-offs	$(1,287)	$(12)	$(389)	$(1,764)	$(177)	$—	$(17)	$—	$(3,646)

Total
Pass	$1,172,110	$405,414	$757,185	$1,030,804	$632,577	$461,566	$229,782	$17,422	$4,706,860
Special mention	9,159	$518	$2,964	$19,746	$—	$—	$1,120	$11	33,518
Substandard	13,975	—	4,389	2,407	1,948	—	1,291	501	24,511
Total loans by risk category	$1,195,244	$405,932	$764,538	$1,052,957	$634,525	$461,566	$232,193	$17,934	$4,764,889

Total gross charge-offs	$(1,342)	$(23)	$(401)	$(1,820)	$(246)	$—	$(17)	$—	$(3,849)
The following table presents the amortized cost in credit card loans based on performing status and gross charge-off as of December 31, 2024 and gross write-offs during the year ended December 31, 2024. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2020	2021	2022	2023	2024
December 31, 2024
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$6,931	$—	$6,931
Nonperforming	—	—	—	—	—	—	168	—	168
Total	$—	$—	$—	$—	$—	$—	$7,099	$—	$7,099
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(584)	$—	$(584)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$7,099	$—	$7,099

Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(584)	$—	$(584)

Total recorded investment	$1,195,244	$405,932	$764,538	$1,052,957	$634,525	$461,566	$239,292	$17,934	$4,771,988
The following tables provide information on the aging of the Company’s loan portfolio as of June 30, 2025 and December 31, 2024.

($ in thousands)	30‑59 Days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
June 30, 2025
Commercial real estate	$1,279	$126	$—	$2,234	$476	$4,115	$2,596,786	$3,073	$2,603,974
Residential real estate	2,746	858	56	1,821	2,681	8,162	1,337,582	3,266	1,349,010
Construction	44	—	—	—	330	374	349,679	—	350,053
Commercial	45	3	—	—	506	554	221,754	1,784	224,092
Consumer	3,136	1,046	9	28	98	4,317	289,459	463	294,239
Credit cards	40	20	150	—	22	232	6,028	—	6,260
Total	$7,290	$2,053	$215	$4,083	$4,113	$17,754	$4,801,288	$8,586	$4,827,628
Percent of total loans	0.2%	0.0%	0.0%	0.1%	0.1%	0.4%	99.4%	0.2%	100.0%

($ in thousands)	30‑59 days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
December 31, 2024
Commercial real estate	$75	$—	$—	$2,328	$4,940	$7,343	$2,547,345	$3,118	$2,557,806
Residential real estate	3,828	246	127	655	3,324	8,180	1,317,591	3,635	1,329,406
Construction	30	—	—	—	360	390	335,609	—	335,999
Commercial	152	2	—	—	70	224	236,771	937	237,932
Consumer	4,068	55	—	1,180	251	5,554	298,150	42	303,746
Credit cards	161	190	167	—	146	664	6,413	22	7,099
Total	$8,314	$493	$294	$4,163	$9,091	$22,355	$4,741,879	$7,754	$4,771,988
Percent of total loans	0.2%	0.0%	0.0%	0.1%	0.2%	0.5%	99.4%	0.2%	100.0%

The following tables provide a summary of the activity in the ACL allocated by loan class for the three and six months ended June 30, 2025 and 2024. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses from other loan classes.

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended June 30, 2025
Commercial real estate	$21,988	$—	$—	$(1,809)	$20,179
Residential real estate	22,394	—	2	807	23,203
Construction	3,842	—	—	1,963	5,805
Commercial	2,854	—	81	(65)	2,870
Consumer	6,574	(598)	55	157	6,188
Credit cards	390	(189)	—	37	238
Total	$58,042	$(787)	$138	$1,090	$58,483

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended June 30, 2024
Commercial real estate	$23,013	$—	$—	$(29)	$22,984
Residential real estate	19,005	—	2	1,493	20,500
Construction	3,558	—	4	(91)	3,471
Commercial	2,879	(23)	2	8	2,866
Consumer	8,682	(861)	68	256	8,145
Credit cards	199	(78)	—	391	512
Total	$57,336	$(962)	$76	$2,028	$58,478

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Six Months Ended June 30, 2025
Commercial real estate	$22,846	$—	$78	$(2,745)	$20,179
Residential real estate	21,776	—	3	1,424	23,203
Construction	2,854	—	1	2,950	5,805
Commercial	3,138	(2)	87	(353)	2,870
Consumer	6,889	(1,080)	141	238	6,188
Credit cards	407	(431)	—	262	238
Total	$57,910	$(1,513)	$310	$1,776	$58,483

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Six Months Ended June 30, 2024
Commercial real estate	$23,015	$—	$—	$(31)	$22,984
Residential real estate	19,909	(1)	4	588	20,500
Construction	3,935	(12)	6	(458)	3,471
Commercial	2,671	(23)	3	215	2,866
Consumer	7,601	(1,386)	144	1,786	8,145
Credit cards	220	(194)	8	478	512
Total	$57,351	$(1,616)	$165	$2,578	$58,478
The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment.

	June 30, 2025
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$5,783	$—	$5,783
Residential real estate	7,768	—	7,768
Construction	330	—	330
Commercial	—	2,290	2,290
Consumer	—	589	589
Total	$13,881	$2,879	$16,760

	December 31, 2024
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$10,386	$—	$10,386
Residential real estate	7,614	—	7,614
Construction	360	—	360
Commercial	—	1,007	1,007
Consumer	—	1,473	1,473
Total	$18,360	$2,480	$20,840
Loan Modifications to Borrowers Experiencing Financial Difficulty
Modifications to borrowers experiencing financial difficulty may include interest rate reduction, principal or interest forgiveness, forbearance, term extensions, and other combinations of actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
During the three and six months ended June 30, 2025, nine loan modifications were made to borrowers experiencing financial difficulty. During the three and six months ended June 30, 2024, zero loan modifications were made to borrowers experiencing financial difficulty. During the three and six months ended June 30, 2025 and 2024, there were no defaults on loan modifications made to borrowers experiencing financial difficulty in the preceding 12 months.
As of June 30, 2025, nine loan modification balances with borrowers experiencing financial difficulty that were modified during the preceding 12 months were classified as current accrual and were for $6.6 million of commercial real estate loans.
Foreclosure Proceedings
There were $135 thousand of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of June 30, 2025 and $124 thousand in December 31, 2024. There were $93 thousand of commercial real estate loans collateralized by commercial real estate that were in the process of foreclosure as of June 30, 2025 and $554 thousand in December 31, 2024.
Other Real Estate Owned (“OREO”) and Repossessed Assets
OREO and repossessed assets are adjusted for fair value upon transfer from loans to foreclosed assets, establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. The Company had OREO and repossessed asset balances of $179 thousand and $2.5 million as of June 30, 2025 and $179 thousand and $3.3 million as of December 31, 2024, respectively.
Mortgage Servicing Rights (“MSRs”)
Mortgage loans are sold with servicing retained and the MSRs are initially recorded at fair value with the income statement effect recorded in the income statement. Subsequently the MSRs are amortized to the income statement in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon fair value of the rights as compared to carrying amount. No impairment was recognized for the six months ended June 30, 2025. The Company recognized net servicing income of $168 thousand and $418 thousand for the three months ended June 30, 2025 and 2024, respectively. The Company recognized net servicing income of $103 thousand and $506 thousand for the six months ended June 30, 2025 and 2024, respectively.

The following table presents activity in MSRs for the three and six months ended June 30, 2025.

($ in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning balance	$5,535	$5,874
Net additions	15	58
Amortization expense	(154)	(206)
Other	—	(330)
Ending balance	$5,396	$5,396
The fair value of MSRs were determined using discount rates ranging from 9.5% to 10.0% at June 30, 2025 and December 31, 2024, respectively. The valuation on MSRs was not material at June 30, 2025 and December 31, 2024. Depending on the stratification of the specific mortgage servicing right, prepayment speeds ranged from 5.84% to 8.48% for the three months ended June 30, 2025 and 5.69% to 8.22% for the six months ended June 30, 2025. The associated weighted-average default rates were 0.14% for the three and six months ended June 30, 2025, respectively.

Note 4 – Goodwill and Other Intangible Assets
The following table provides information on the significant components of goodwill and other acquired intangible assets at June 30, 2025 and December 31, 2024.

	June 30, 2025
($ in thousands)	Goodwill	Core Deposit Intangible
Gross carrying amount	$64,809	$59,151
Accumulated impairment charges	(1,543)	—
Accumulated amortization	—	(25,390)
Net carrying amount	$63,266	$33,761

	December 31, 2024
($ in thousands)	Goodwill	Core Deposit Intangible
Gross carrying amount	$64,809	$59,151
Accumulated impairment charges	(1,543)	—
Accumulated amortization	—	(20,840)
Net carrying amount	$63,266	$38,311
The aggregate amortization expense for the core deposit intangible was $2.3 million and $2.6 million for the three months ended June 30, 2025 and 2024, respectively and $4.5 million and $5.1 million for the six months ended June 30, 2025 and 2024, respectively.
At June 30, 2025, estimated future remaining amortization for amortizing core deposit intangibles within the years ending December 31, is as follows:

($ in thousands)	Amortization Expense
2025	$4,039
2026	7,398
2027	6,208
2028	5,060
2029	3,980
Thereafter	7,076
Total amortizing intangible assets	$33,761

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
The following tables present information about the Company’s leases as of and for the periods presented.

($ in thousands)	June 30, 2025	December 31, 2024
Lease liabilities	$11,541	$11,844
Right-of-use assets	$11,052	$11,385
Weighted-average remaining lease term	9.33 years	10.20 years
Weighted-average discount rate	3.45%	3.29%
Remaining lease term - min	0.17 years	0.01 years
Remaining lease term - max	16.18 years	16.68 years

	Three Months Ended June 30,		Six Months Ended June 30,
Lease cost ($ in thousands)	2025	2024	2025	2024
Operating lease cost	$494	$494	$986	$986
Total lease cost	$494	$494	$986	$986

Cash paid for amounts included in the measurement of lease liabilities	$479	$466	$946	$928
The following table presents a maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to total operating lease liabilities at June 30, 2025.

Lease payments due ($ in thousands)	June 30, 2025
2025	$957
2026	1,889
2027	1,781
2028	1,742
2029	1,351
Thereafter	5,573
Total undiscounted cash flows	13,293
Less: imputed interest	1,752
Lease liabilities	$11,541
Total gross rental income was $280 thousand and $256 thousand for the three months ended June 30, 2025 and 2024, respectively. Total gross rental income was $615 thousand and $533 thousand for the six months ended June 30, 2025 and 2024, respectively.

Note 6 - Deposits
Deposits consist of the following categories as of the dates indicated:

($ in thousands)	June 30, 2025		December 31, 2024
	Balance	% of Total Deposits	Balance	% of Total Deposits
Noninterest-bearing	$1,575,120	29.64%	$1,562,815	28.27%
Interest-bearing:
Interest-bearing checking	763,309	14.36	978,076	17.69
Money market and savings	1,691,438	31.84	1,805,884	32.67
Time deposits	1,273,285	23.96	1,181,561	21.37
Brokered deposits	10,806	0.20	—	—
Total interest-bearing	3,738,838	70.36	3,965,521	71.73
Total deposits	$5,313,958	100.00%	$5,528,336	100.00%
The following table provides information on the approximate maturities of total time deposits at June 30, 2025.

($ in thousands)	June 30, 2025
Within one year	$1,111,488
Year 2	137,257
Year 3	12,839
Year 4	5,442
Year 5	6,251
Thereafter	8
Total	$1,273,285
The approximate amount of certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 or more was $410.6 million and $374.1 million at June 30, 2025 and December 31, 2024, respectively.

Note 7 - Borrowings
The following table summarizes certain information of the Company’s long-term debt at June 30, 2025 and December 31, 2024.

($ in thousands)	June 30, 2025	December 31, 2024	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
September 2030 Subordinated Debentures	$25,000	$25,000	2020	2030	2025	5.375% through September 2025, 3-month SOFR* + 5.265% thereafter
October 2030 Subordinated Debentures	19,500	19,500	2020	2030	2025	4.75% through October 2025, 3-month SOFR + 4.58% thereafter
Total subordinated debentures	44,500	44,500

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.00%
Tri-County Capital Trust I	7,217	7,217	2004	2034		90-day SOFR + 2.60%
Tri-County Capital Trust II	5,155	5,155	2005	2035		90-day SOFR + 1.70%
Total trust preferred securities	32,991	32,991
Less: net discount and unamortized issuance costs	(3,250)	(3,774)
Total long-term debt	$74,241	$73,717
____________________________________
*    Secured Overnight Financing Rate (“SOFR”).
At June 30, 2025, subordinated notes consisted of $25.0 million of long-term debt issued by the Company in August 2020, and $19.5 million of long-term debt assumed as a result of the merger with TCFC. As of June 30, 2025, the recorded balance of subordinated debt issued by the Company and the assumed subordinated debt from TCFC, net of unamortized issuance costs and fair value discounts, were $25.0 million and $19.3 million, respectively.
The Company also assumed trust preferred securities in the aggregate of $33.0 million as a result of the merger with TCFC in 2023 and the acquisition of Severn in 2021. Trust preferred securities consisted of $20.6 million issued to Severn Capital Trust I, $7.2 million issued by Tri-County Capital Trust I and $5.2 million issued by Tri-County Capital Trust II. The recorded balance of the debt acquired from Severn at June 30, 2025 was $18.9 million, net of the unamortized fair value adjustment of $1.8 million. At June 30, 2025, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.7 million and $4.5 million, respectively, which are presented as net of the unamortized fair value adjustments of $538 thousand and $696 thousand, respectively.
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank (“FHLB”) to meet short-term liquidity needs. There were $50.0 million of outstanding borrowings from the FHLB at June 30, 2025 and December 31, 2024. The $50.0 million FHLB advance originated on May 7, 2024 was for an initial term of 18-months at a rate of 4.79%. The Company did not have any short-term borrowings from the FHLB at June 30, 2025 and December 31, 2024. Further information on these obligations is provided in the 2024 Annual Report.

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
The following table provides information pertaining to the carrying amounts of the Company’s derivative financial instruments at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
($ in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset – IRLCs	$21,743	$426	$7,527	$113
Asset – TBA securities	4,750	3	22,100	164
Liability – TBA securities	43,300	311	7,550	23
Note 9 – Accumulated Other Comprehensive Loss
The Company records unrealized holding gains (losses), net of tax, on AFS securities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024.

	Accumulated Other Comprehensive Loss
($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Beginning of period	$(6,333)	$(8,058)	$(7,545)	$(7,494)
Other comprehensive income (loss), net of tax	730	(202)	1,942	(766)
End of period	$(5,603)	$(8,260)	$(5,603)	$(8,260)

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of common equity Tier 1 (“CET1”), Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (leverage ratio). As of June 30, 2025 and December 31, 2024, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
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
The following table presents the capital amounts and ratios for the Company and the Bank as of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
	Amount	Regulatory Minimum Ratio + Capital Conservation Buffer	To Be Well-Capitalized Under Prompt Corrective Action Regulation(1)	Amount
($ in thousands)
The Company Amounts
Common Equity Tier 1 Capital	$483,947	$342,348	N/A	$458,258
Tier 1 Capital	513,952	415,708	N/A	488,105
Total Capital	618,793	513,521	N/A	591,228
Risk-Weighted Assets	4,890,679	237,725	N/A	4,852,564

The Company Ratios
Common Equity Tier 1 Capital to Risk-Weighted Assets (“RWA”)	9.90%	7.00%	N/A	9.44%
Tier 1 Capital to RWA	10.51	8.50	N/A	10.06
Total Capital to RWA	12.65	10.50	N/A	12.18
Tier 1 Capital to AA (Leverage)(2)	8.65	4.00	N/A	8.02

The Bank Amounts
Common Equity Tier 1 Capital	$546,630	$342,199	$317,756	$521,453
Tier 1 Capital	546,630	415,527	391,085	521,453
Total Capital	607,235	513,299	488,856	580,706
Risk-Weighted Assets	4,888,558	237,616	297,021	4,851,903

The Bank Ratios
Common Equity Tier 1 Capital to RWA	11.18%	7.00%	6.50%	10.75%
Tier 1 Capital to RWA	11.18	8.50	8.00	10.75
Total Capital to RWA	12.42	10.50	10.00	11.97
Tier 1 Capital to AA (Leverage)(2)	9.20	4.00	5.00	8.58
____________________________________
(1)Applies to the Bank only.
(2)Tier 1 Capital to AA (Leverage) has no capital conservation buffer defined. The PCA well-capitalized threshold is defined as 5.00%.

As of June 30, 2025, both the Company and the Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Capital to RWA, which was 4.51% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Capital to RWA, which was 4.42% above the minimum buffer ratio.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At June 30, 2025, the Bank could pay dividends to the Company to the extent of its earnings, so long as it maintained required capital ratios.

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

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
June 30, 2025
IRLCs - net asset	$426	Market Approach	Range of pull through rate	77% - 100%
			Average pull through rate	87%

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2024
IRLCs - net asset	$113	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	98%
The following table presents activity in the IRLCs - net asset for the three and six months ended June 30, 2025.

($ in thousands)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Beginning balance	$392	$113
Valuation adjustment	34	313
Ending balance	$426	$426
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

The following tables present the recorded amount of assets measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024. No assets were transferred from one hierarchy level to another during the six months ended June 30, 2025 or 2024.

($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Assets:
Available for sale securities:
U.S. government agency securities	$20,522	$—	$20,522	$—
Mortgage-backed securities	162,473	—	162,473	—
Other debt securities	4,684	—	4,684	—
Total available for sale securities	187,679	—	187,679	—

Equity securities	6,010	—	6,010	—

TBA forward trades	3	—	3	—
Loans held for sale	34,319	—	34,319	—
IRLCs	426	—	—	426
Total assets at fair value	$228,437	$—	$228,011	$426

Liabilities:
TBA forward trades	$311	$—	$311	$—
Total liabilities at fair value	$311	$—	$311	$—

($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Available for sale securities:
U.S. government agency securities	$20,202	$—	$20,202	$—
Mortgage-backed securities	122,384	—	122,384	—
Other debt securities	6,626	—	6,626	—
Total available for sale securities	149,212	—	149,212	—

Equity securities	5,814	—	5,814	—

TBA forward trades	164	—	164	—
Loans held for sale	19,606	—	19,606	—
IRLCs	113	—	—	113
Total assets at fair value	$174,909	$—	$174,796	$113

Liabilities:
TBA forward trades	$23	$—	$23	$—
Total liabilities at fair value	$23	$—	$23	$—
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
The following tables set forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis at June 30, 2025 and December 31, 2024 that are valued at lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted-Average
June 30, 2025
Nonrecurring measurements:

Individually evaluated collateral dependent loan
Commercial real estate	$2,980	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	61% 10%	54% 10%
Commercial	413	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	100% 10%	12% 10%
Other real estate owned	179	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
Repossessed assets	2,457	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	65%

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted-Average
December 31, 2024
Nonrecurring measurements:

Individually evaluated collateral dependent loan
Commercial real estate	$2,220	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	62% 10%	38% 10%
Residential real estate	817	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	55% - 100% 10%	17% 10%
Consumer	624	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	80% - 86% 10%	15% 10%
Other real estate owned	179	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
Repossessed assets	3,315	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	39%
Assets held for sale	900	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
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
The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2025 and December 31, 2024. Fair values for June 30, 2025 and December 31, 2024 were estimated using an exit price notion.

June 30, 2025	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$184,984	$184,984	$184,984	$—	$—
Available for sale securities	187,679	187,679	—	187,679	—
Held to maturity securities	459,246	414,699	—	414,699	—
Equity securities	6,010	6,010	—	6,010	—
Restricted securities	20,412	20,412	—	20,412	—
Loans held for sale	34,319	34,319	—	34,319	—
TBA securities	3	3	—	3	—
Loans held for investment, at amortized cost, net	4,769,145	4,662,358	—	—	4,662,358
Mortgage servicing rights	5,396	5,396	—	5,396	—
Accrued interest receivable	19,821	19,821	—	19,821	—
IRLCs	426	426	—	—	426

Liabilities
Deposits:
Noninterest-bearing	$1,575,120	$1,575,120	$—	$1,575,120	$—
Interest-bearing checking	763,309	763,309	—	763,309	—
Money market and savings	1,691,438	1,691,438	—	1,691,438	—
Time deposits	1,273,285	1,271,570	—	1,271,570	—
Brokered deposits	10,806	10,014	—	10,014	—
FHLB advances	50,000	50,065	—	50,065	—
TRUPS	30,005	27,542	—	27,542	—
Subordinated debt	44,236	44,202	—	44,202	—
TBA Securities	311	311	—	311	—
Accrued interest payable	3,486	3,486	—	3,486	—

December 31, 2024	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$459,851	$459,851	$459,851	$—	$—
Available for sale securities	149,212	149,212	—	149,212	—
Held to maturity securities	481,077	424,734	—	424,734	—
Equity securities	5,814	5,814	—	5,814	—
Restricted securities	20,253	20,253	—	20,253	—
Loans held for sale	19,606	19,606	—	19,606	—
TBA securities	164	164	—	164	—
Loans held for investment, at amortized cost, net	4,714,078	4,561,449	—	—	4,561,449
Mortgage servicing rights	5,874	5,874	—	5,874	—
Accrued interest receivable	19,570	19,570	—	19,570	—
IRLCs	113	113	—	—	113

Liabilities
Deposits:
Noninterest-bearing	$1,562,815	$1,562,815	$—	$1,562,815	$—
Interest bearing checking	978,076	978,076	—	978,076	—
Money market and savings	1,805,884	1,805,884	—	1,805,884	—
Time deposits	1,181,561	1,179,716	—	1,179,716	—
FHLB advances	50,000	50,201	—	50,201	—
TRUPS	29,847	27,952	—	27,952	—
Subordinated debt	43,870	43,669	—	43,669	—
TBA securities	23	23	—	23	—
Accrued interest payable	3,398	3,398	—	3,398	—
Note 13 – Commitments and Contingencies
In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to make loans are generally made for a period of 90 days or less. As of June 30, 2025, the Company’s outstanding fixed rate loan commitments have interest rates ranging from 6.50% to 9.75%.
The following table provides information on commitments outstanding at June 30, 2025 and December 31, 2024.

($ in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit
Fixed	$232,688	$261,794
Variable	539,792	497,686
Total commitments to extend credit	$772,480	$759,480

Letters of credit
Fixed	$8,217	$8,980
Variable	22,291	18,981
Total letters of credit	$30,508	$27,961

Total commitments outstanding	$802,988	$787,441

The Bank had a reserve for off-balance sheet credit exposures of $1.9 million and $1.1 million as of June 30, 2025 and December 31, 2024, respectively. The reserve was estimated based on the historic losses experienced by the Company. Losses are charged against the allowance when management believes the required funding of these exposures is uncollectible. While this evaluation is completed on a regular basis, it is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
In the normal course of business, the Company may become involved in litigation arising from banking, financial and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results, or liquidity.

Note 14 – Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Net income	$15,507	$11,234	$29,271	$19,418

Average number of common shares outstanding	33,374,265	33,233,870	33,362,632	33,211,558
Dilutive effect of common stock equivalents	13,748	—	14,533	—
Average number of common shares used to calculate diluted EPS	33,388,013	33,233,870	33,377,165	33,211,558

Anti-dilutive shares	3,323	—	3,363	—

Basic net income per common share	$0.46	$0.34	$0.88	$0.58
Diluted net income per common share	$0.46	$0.34	$0.88	$0.58
There were three thousand and zero anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings per share for the three months ended June 30, 2025 and 2024, respectively. There were three thousand and zero anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings per share for the six months ended June 30, 2025 and 2024, respectively.
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

All contract issuance costs are expensed as incurred. The Company had no contract assets or liabilities at June 30, 2025.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,519	$1,493	$3,033	$3,001
Trust and investment fee income	942	896	1,765	1,630
Interchange income	1,788	1,717	3,365	3,304
Other noninterest income	1,458	1,146	2,184	2,026
Noninterest income (in-scope of Topic 606)	5,707	5,252	10,347	9,961
Noninterest income (out-of-scope of Topic 606)	3,611	3,188	5,973	5,046
Total noninterest income	$9,318	$8,440	$16,320	$15,007
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
FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. The statements contained herein that are not historical facts are forward-looking statements (as defined by the Private Securities Litigation Reform Act of 1995) based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management. These statements are evidenced by terms such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions. Although these statements reflect management’s good faith beliefs and projections, they are not guarantees of future performance and they may not prove true. These projections involve risk and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements:
•the strength of the United States (“U.S.”) economy and general economic conditions, (including the interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation/deflation and supply chain issues), whether national or regional, and conditions in the lending markets in which we participate that may have an adverse effect on the demand for our loans and other products, our credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that we own or that is the collateral for our loans;
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
•the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the U.S. Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies;

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
•geopolitical conditions, including acts or threats of terrorism, actions taken by the United States or other governments in response to acts of terrorism, and/or military conflicts, which could impact business and economic conditions in the United States and abroad;
•and other factors that may affect our future results.
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
Shore Bancshares, Inc. is headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank, N.A. (the “Bank”). The Bank currently operates 40 full-service branches in Maryland, Delaware and Virginia. The Company, through Wye Financial Partners, a division of the Bank, offers full-service investment, insurance and financial planning services through our broker/dealer, LPL Financial. The Company, through Wye Trust, a division of the Bank, offers wealth management, corporate trustee services and trust administration to customers within our market areas and nationwide. The Company offered title services through its wholly-owned subsidiary, Mid-Maryland Title Company, Inc. (the “Title Company”), which engaged in residential and commercial real estate settlement activities and offered title insurance policies, title search and lien satisfaction services. The Title Company ceased conducting real estate closings effective March 31, 2025. Operations will continue for as long as necessary to ensure that work in progress is adequately addressed. Upon successful completion of outstanding matters, the Title Company will complete any regulatory filings necessary to discontinue the business and dissolve the corporation.
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

OVERVIEW
The Company’s net income for the second quarter of 2025 was $15.5 million, or $0.46 per diluted common share, compared to $13.8 million, or $0.41 per diluted common share, for the first quarter of 2025. The Company had net income of $11.2 million, or $0.34 per diluted common share, for the second quarter of 2024.
Second Quarter 2025 Highlights
•Net Income Growth – Net income for the second quarter of 2025 increased $1.7 million to $15.5 million, from $13.8 million in the first quarter of 2025. Net income increased primarily due to higher net interest income (“NII”) and noninterest income driven by higher mortgage banking activity, partially offset by higher noninterest expense. Net income for the first half of 2025 was $29.3 million, compared to $19.4 million for the first half of 2024.
•Improved Return on Average Assets (“ROAA”) – The Company reported ROAA of 1.03% for the second quarter of 2025, compared to 0.91% for the first quarter of 2025 and 0.77% for the second quarter of 2024. Non-U.S. generally accepted accounting principles (“GAAP”) ROAA(1) was 1.15% for the second quarter of 2025, compared to 1.02% for the first quarter of 2025 and 0.91% for the second quarter of 2024.
•Net Interest Margin (“NIM”) Expansion – Net interest income for the second quarter of 2025 increased $1.2 million to $47.3 million from $46.0 million for the first quarter of 2025. NIM increased 11 basis points (“bps”) to 3.35% during the second quarter of 2025 from 3.24% in the first quarter of 2025. NIM excluding accretion(1) increased for the comparable periods from 3.02% to 3.10%. Excluding accretion interest, loan yields increased 2 bps and funding costs decreased 4 bps for the comparable periods. Net interest income increased due to modest loan growth, slightly higher accelerated accretion income, and loan and securities repricing, coupled with lower cost of deposits during the period.
•Book Value per Share Growth – Book value per share increased to $16.94 at June 30, 2025 from $16.55 at March 31, 2025 and $15.74 at June 30, 2024.
•Stable Asset Quality – Nonperforming assets to total assets were 0.33% for the second quarter of 2025, an increase from 0.31% for the first quarter of 2025 and 0.29% for the second quarter of 2024. Classified assets to total assets were 0.37% in the second quarter of 2025, an increase when compared to 0.36% for the first quarter of 2025 and 0.33% for the second quarter of 2024. The allowance for credit losses (“ACL”) was $58.5 million at June 30, 2025, compared to $57.9 million at December 31, 2024 and $58.5 million at June 30, 2024. The ACL as a percentage of loans remained flat at 1.21% at June 30, 2025 compared to December 31, 2024, and decreased compared to 1.24% at June 30, 2024.
•Improved Operating Leverage – The efficiency ratio for the second quarter of 2025 was 60.83% compared to 63.64% in the first quarter of 2025 and 66.23% for the second quarter of 2024. The non-GAAP efficiency ratio(1), which excludes amortization, was 56.73% for the second quarter of 2025, compared to 59.25% for the first quarter of 2025 and 61.05% for the second quarter of 2024. Management anticipates ongoing expense management and technology investments will result in continued improvements in operating leverage over time.

_________________________________________________
(1) See the Reconciliation of GAAP and non-GAAP Measures tables.

SUMMARY OF OPERATING RESULTS
A comparison of the results of operations for the three and six months ended June 30, 2025 and 2024 is presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
OPERATING DATA
Total interest income	$76,620	$73,106	$152,684	$144,245
Total interest expense	29,368	30,966	59,403	60,970
Net interest income	47,252	42,140	93,281	83,275
Provision for credit losses	1,528	2,081	2,556	2,488
NII after provision for credit losses	45,724	40,059	90,725	80,787
Total noninterest income	9,318	8,440	16,320	15,007
Total noninterest expense	34,410	33,499	68,157	70,197
Income before income taxes	20,632	15,000	38,888	25,597
Income tax expense	5,125	3,766	9,617	6,179
Net income	$15,507	$11,234	$29,271	$19,418

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
KEY OPERATING RATIOS
ROAA	1.03%	0.77%	0.97%	0.67%
Return on average common equity (“ROACE”)	11.13	8.70	10.67	7.54
Return on average tangible common equity (“ROATCE”) non-GAAP(1)	13.50	10.97	13.01	9.55
Average total equity to average total assets	9.28	8.90	9.11	8.92
Interest rate spread	2.39	2.11	2.35	2.23
Net interest margin	3.35	3.11	3.30	3.09
Efficiency ratio – GAAP(2)	60.83	66.23	62.19	71.42
Noninterest income to average assets	0.62	0.58	0.54	0.52
Noninterest expense to average assets	2.29	2.31	2.26	2.43
Net operating expense to average assets – GAAP(3)	1.67	1.73	1.72	1.91

COMMON SHARE DATA
Basic net income per common share	$0.46	$0.34	$0.88	$0.58
Diluted net income per common share	$0.46	$0.34	$0.88	$0.58
Cash dividends paid per common share	$0.12	$0.12	$0.24	$0.24
Common dividend payout ratio	26.09%	35.29%	27.27%	41.38%
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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024
Summary of Financial Results
The Company reported net income for the three months ended June 30, 2025 of $15.5 million, or $0.46 diluted earnings per common share, compared to $11.2 million, or diluted earnings per common share of $0.34, for the three months ended June 30, 2024. The Company’s ROAA, non-GAAP ROAA, ROACE and ROATCE were 1.03%, 1.15%, 11.13% and 13.50%, respectively, for the three months ended June 30, 2025, compared to 0.77%, 0.91%, 8.70% and 10.97%, respectively, for the three months ended June 30, 2024.
The following table presents selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Interest and dividend income	$76,620	$73,106	$3,514	4.8%
Interest expense	29,368	30,966	(1,598)	(5.2)
Net interest income	47,252	42,140	5,112	12.1
Provision for credit losses	1,528	2,081	(553)	(26.6)
Noninterest income	9,318	8,440	878	10.4
Noninterest expense	34,410	33,499	911	2.7
Income before income taxes	20,632	15,000	5,632	37.5
Income tax expense	5,125	3,766	1,359	36.1
Net income	$15,507	$11,234	$4,273	38.0
Net Interest Income
Tax-equivalent NII is NII adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent NII was $47.3 million for the second quarter of 2025 and $42.2 million for the second quarter of 2024. The increase was primarily due to increases in interest and fees on loans of $2.4 million and interest on deposits at other banks of $1.0 million, as well as a decrease in interest expense on short-term borrowings of $1.0 million.

	Three Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Interest and dividend income
Loans, including fees	$69,695	$67,292	$2,403	3.6%
Interest and dividends on investment securities	5,337	5,236	101	1.9
Interest on deposits with banks	1,588	578	1,010	174.7
Total interest and dividend income	$76,620	$73,106	$3,514	4.8

Interest expense
Deposits	$27,369	$27,585	$(216)	(0.8)%
Short-term borrowings	605	1,584	(979)	(61.8)
Long-term debt	1,394	1,797	(403)	(22.4)
Total interest expense	$29,368	$30,966	$(1,598)	(5.2)

Taxable-equivalent adjustment	$81	$82	$(1)	(1.2)%

Tax-equivalent net interest income	$47,333	$42,222	$5,111	12.1%

Average Balances and Yields
The following table presents the distribution of the average consolidated balance sheets, interest income, interest expense and annualized yields earned and rates paid for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning assets
Loans(1), (2), (3)
Commercial real estate	$2,572,931	$37,276	5.81%	$2,522,708	$36,110	5.76%
Residential real estate	1,378,940	18,986	5.52	1,306,260	17,938	5.52
Construction	352,803	5,697	6.48	319,205	4,902	6.18
Commercial	224,218	3,658	6.54	219,140	3,956	7.26
Consumer	298,544	4,036	5.42	330,819	4,265	5.19
Credit card	6,122	121	7.93	8,378	201	9.65
Total loans	4,833,558	69,774	5.79	4,706,510	67,372	5.76

Investment securities
Taxable	683,028	5,331	3.12	705,421	5,230	2.97
Tax-exempt(1)	652	8	4.91	658	8	4.86
Interest-bearing deposits	143,171	1,588	4.45	47,372	578	4.91
Total earning assets	5,660,409	$76,701	5.44	5,459,961	$73,188	5.39
Cash and due from banks	46,620			45,141
Other assets	372,725			391,854
Allowance for credit losses	(58,369)			(57,628)
Total assets	$6,021,385			$5,839,328

Interest-bearing liabilities
Interest-bearing checking	$720,967	$5,697	3.17%	$711,138	$5,550	3.14%
Money market and savings deposits	1,747,854	9,580	2.20	1,690,157	10,291	2.45
Time deposits	1,258,802	12,000	3.82	1,175,542	11,650	3.99
Brokered deposits	9,720	92	3.80	7,753	94	4.88
Interest-bearing deposits(4)	3,737,343	27,369	2.94	3,584,590	27,585	3.10
FHLB advances	50,000	605	4.85	143,769	1,930	5.40
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”)(4)	74,102	1,394	7.55	72,680	1,451	8.03
Total interest-bearing liabilities	3,861,445	29,368	3.05	3,801,039	30,966	3.28
Noninterest-bearing deposits	1,560,224			1,480,384
Accrued expenses and other liabilities	40,764			38,427
Stockholders’ equity	558,952			519,478
Total liabilities and stockholders’ equity	$6,021,385			$5,839,328

Net interest income		$47,333			$42,222

Net interest spread			2.39%			2.11%
Net interest margin			3.35			3.11
Net interest margin excluding accretion(3)			3.10			2.83%
Cost of funds			2.17			2.36
Cost of deposits			2.07			2.19
Cost of debt			6.46			6.28
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $4.2 million and $4.5 million of accretion interest on loans for the three months ended June 30, 2025 and 2024, respectively.

(4) Interest expense on deposits and borrowings includes amortization of deposit discounts and amortization of borrowing fair value adjustments. There were $435 thousand and $421 thousand of amortization of deposit discounts, and $232 thousand and $243 thousand of amortization of borrowing fair value adjustments for the three months ended June 30, 2025 and 2024, respectively.
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

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
($ in thousands)	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Commercial real estate	$852	$314	$1,166
Residential real estate	1,048	—	1,048
Construction	556	239	795
Commercial	95	(393)	(298)
Consumer	(419)	190	(229)
Credit cards	(44)	(36)	(80)
Taxable investment securities	(251)	352	101
Interest-bearing deposits	746	264	1,010
Total interest income	$2,583	$930	$3,513

Interest-bearing liabilities:
Interest-bearing checking deposits	$94	$53	$147
Money market and savings deposits	342	(1,053)	(711)
Time deposits	848	(498)	350
Brokered deposits	19	(21)	(2)
Advances from FHLB	(1,128)	(197)	(1,325)
Subordinated debt	30	(87)	(57)
Total interest-bearing liabilities	205	(1,803)	(1,598)
Net change in net interest income	$2,378	$2,733	$5,111
Fluctuations in NII can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
NII was $47.3 million for the second quarter of 2025, compared to $42.1 million for the second quarter of 2024. The increase was primarily due to increases in interest and fees on loans of $2.4 million and interest on deposits at other banks of $1.0 million, as well as a decrease in interest expense on short-term borrowings of $1.0 million.
The Company’s NIM increased to 3.35% for the second quarter of 2025 from 3.11% for the second quarter of 2024. Comparing the second quarter of 2025 to the second quarter of 2024, the Company’s interest-earning asset yields increased to 5.44% from 5.39%, while the cost of funds repriced at a faster pace, which resulted in a decrease of 19 bps basis points, from 2.36% to 2.17% for the same period.
Provision for Credit Losses (“PCL”) and ACL
Refer to the discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this management’s discussion and analysis of financial condition and results of operations.
Noninterest Income
Total noninterest income for the second quarter of 2025 was $9.3 million, an increase of $878 thousand from $8.4 million for the second quarter of 2024. The increase was primarily due to an increase in mortgage banking activity, driven by increased mortgage servicing activity and lower prepayment rates.

Noninterest Expense
Total noninterest expense of $34.4 million for the second quarter of 2025 increased $911 thousand when compared to the second quarter of 2024 total noninterest expense of $33.5 million. The increase in total noninterest expense from the second quarter of 2024 was primarily due to higher salaries and benefits expense and software and data processing costs, partially offset by lower operating expenses in the second quarter of 2025.
Income Taxes
The Company reported income tax expense of $5.1 million and $3.8 million for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for the second quarter of 2025 and 2024 was 24.8% and 25.1%, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024
Summary of Financial Results
The Company reported net income for the six months ended June 30, 2025 of $29.3 million, or $0.88 diluted earnings per common share, compared to $19.4 million, or diluted earnings per share of $0.58, for the six months ended June 30, 2024. The Company’s ROAA, non-GAAP ROAA, ROACE and ROATCE were 0.97%, 1.09%, 10.67% and 13.01%, respectively, for the six months ended June 30, 2025, compared to 0.67%, 0.92%, 7.54% and 9.55%, respectively, for the six months ended June 30, 2024.
The following table presents selected consolidated statement of operations data for each of the periods indicated.

	Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Interest and dividend income	$152,684	$144,245	$8,439	5.9%
Interest expense	59,403	60,970	(1,567)	(2.6)
Net interest income	93,281	83,275	10,006	12.0
Provision for credit losses	2,556	2,488	68	2.7
Noninterest income	16,320	15,007	1,313	8.7
Noninterest expense	68,157	70,197	(2,040)	(2.9)
Income before income taxes	38,888	25,597	13,291	51.9
Income tax expense	9,617	6,179	3,438	55.6
Net income	$29,271	$19,418	$9,853	50.7
Net Interest Income
As shown in the table below, tax-equivalent net interest income increased $10.0 million to $93.4 million for the six months ended June 30, 2025, compared to $83.4 million for the six months ended June 30, 2024. The increase in net interest income was primarily due to an increase in total interest income of $8.4 million, or 5.9%, which included an increase in interest and fees on loans of $4.3 million, or 3.2%, and an increase in interest on deposits with other banks of $3.5 million, or 224.9%. The increase in interest and fees on loans was primarily due to the increase in the average balance of loans of $128.6 million, or 2.7%. The decrease in total interest expense was primarily due to a decrease in interest on deposits of $641 thousand, a decrease in interest expense on long-term borrowings of $488 thousand and a decrease in interest expense on short-term borrowings of $438 thousand. The decreases in borrowings were related to lower FHLB advances in 2025.

	Six Months Ended June 30,
($ in thousands)	2025	2024	$ Change	% Change
Interest and dividend income
Loans, including fees	$137,343	$133,045	$4,298	3.2%
Interest and dividends on investment securities	10,344	9,662	682	7.1
Interest on deposits with banks	4,997	1,538	3,459	224.9
Total interest and dividend income	$152,684	$144,245	$8,439	5.9

Interest expense
Deposits	$55,440	$56,081	$(641)	(1.1)%
Short-term borrowings	1,203	1,641	(438)	(26.7)
Long-term debt	2,760	3,248	(488)	(15.0)
Total Interest Expense	$59,403	$60,970	$(1,567)	(2.6)

Taxable-equivalent adjustment	$161	$161	$—	—%

Tax-equivalent net interest income	$93,442	$83,436	$10,006	12.0%

Average Balances and Yields
The following table presents the distribution of the average consolidated balance sheets, interest income, interest expense and annualized yields earned and rates paid for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets
Loans(1), (2), (3)
Commercial real estate	$2,557,316	$73,167	5.77%	$2,520,796	$71,743	5.72%
Residential real estate	1,363,076	37,448	5.54	1,291,225	35,179	5.48
Construction	352,564	11,222	6.42	309,661	9,306	6.04
Commercial	228,535	7,363	6.50	220,248	8,070	7.37
Consumer	301,515	8,094	5.41	330,998	8,537	5.19
Credit card	6,403	207	6.52	7,918	368	9.35
Total loans	4,809,409	137,501	5.77	4,680,846	133,203	5.72

Investment securities
Taxable	673,567	10,332	3.07	680,042	9,650	2.84
Tax-exempt(1)	653	15	4.59	659	15	4.55
Interest-bearing deposits	228,488	4,997	4.41	62,324	1,538	4.96
Total earning assets	5,712,117	$152,845	5.40	5,423,871	$144,406	5.35
Cash and due from banks	46,912			47,320
Other assets	374,641			393,439
Allowance for credit losses	(58,331)			(57,554)
Total assets	$6,075,339			$5,807,076

Interest-bearing liabilities
Interest-bearing checking	$789,949	$12,722	3.25%	$910,831	$11,911	2.63%
Money market and savings deposits	1,773,637	19,595	2.23	1,679,615	20,451	2.45
Time deposits	1,233,666	23,031	3.76	1,177,557	23,374	3.99
Brokered deposits	4,888	92	3.80	14,107	345	4.92
Interest-bearing deposits(4)	3,802,140	55,440	2.94	3,782,110	56,081	2.98
FHLB advances	50,000	1,203	4.85	73,885	1,987	5.41
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”)(4)	73,971	2,760	7.52	72,549	2,902	8.04
Total interest-bearing liabilities	3,926,111	59,403	3.05	3,928,544	60,970	3.12
Noninterest-bearing deposits	1,555,405			1,321,705
Accrued expenses and other liabilities	40,594			39,100
Stockholders’ equity	553,229			517,727
Total liabilities and stockholders’ equity	$6,075,339			$5,807,076

Net interest income		$93,442			$83,436

Net interest spread			2.35%			2.23%
Net interest margin			3.30			3.09
Net interest margin excluding accretion(3)			3.06			2.82
Cost of funds			2.19			2.34
Cost of deposits			2.09			2.21
Cost of debt			6.45			6.71
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $8.0 million and $8.7 million of accretion interest on loans for the six months ended June 30, 2025 and 2024, respectively.

(4) Interest expense on deposits and borrowings includes amortization of deposit discounts and amortization of borrowing fair value adjustments. There were $769 thousand and $788 thousand of amortization of deposit discounts, and $463 thousand and $463 thousand of amortization of borrowing fair value adjustments for the six months ended June 30, 2025 and 2024, respectively.

Rate and Volume Analysis
The following table presents changes in volume and rate related to interest income and interest expense for the periods indicated.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
($ in thousands)	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Commercial real estate	$799	$625	$1,424
Residential real estate	1,885	384	2,269
Construction	1,332	584	1,916
Commercial	243	(950)	(707)
Consumer	(804)	361	(443)
Credit cards	(50)	(111)	(161)
Taxable investment securities	(479)	1,161	682
Interest-bearing deposits	2,683	776	3,459
Total interest income	$5,609	$2,830	$8,439

Interest-bearing liabilities:
Interest-bearing checking deposits	$(1,989)	$2,800	$811
Money market and savings deposits	976	(1,832)	(856)
Time deposits	1,000	(1,343)	(343)
Brokered deposits	(175)	(78)	(253)
Advances from FHLB	(579)	(205)	(784)
Subordinated debt	45	(187)	(142)
Total interest-bearing liabilities	(722)	(845)	(1,567)
Net change in net interest income	$6,331	$3,675	$10,006
The Company’s NIM increased from 3.09% for the six months ended June 30, 2024 to 3.30% for the six months ended June 30, 2025. Margins were higher due to a $288.2 million increase in interest-earning asset balances and a 5 basis point increase in interest-earning asset yields. These positive movements were coupled with lower cost interest-bearing deposits. The increase in the average balances of interest-bearing deposits of $20.0 million was offset by a 4 basis point decrease in the associated rates paid, as well as a $23.9 million decrease in the average balance of FHLB advances and a 56 basis point decrease in the associated rates paid. Net accretion income impacted net interest margin by 24 basis points and 27 basis points for the six months ended June 30, 2025 and 2024, respectively, which resulted in NIMs excluding accretion of 3.06% and 2.82% for the same periods.

Provision for Credit Losses and ACL
Refer to the discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this management’s discussion and analysis of financial condition and results of operations.
Noninterest Income
Total noninterest income for the six months ended June 30, 2025 was $16.3 million, an increase of $1.3 million, or 8.8%, when compared to the same period in 2024. The increase was primarily due to higher gains on sales of loans held for sale of $453 thousand, mortgage banking revenue of $383 thousand and other noninterest income of $249 thousand.
Noninterest Expense
Total noninterest expense was $68.2 million for the six months ended June 30, 2025, a decrease of $2.0 million, or 2.9%, when compared to the same period in 2024. Noninterest expense decreased primarily due to the absence of the $4.3 million credit card fraud event during the six months ended June 30, 2024, which was partially offset by higher salaries and employee benefit expenses of $1.3 million and an increase of $1.3 million in software and data processing expense in the six months ended June 30, 2025.
Income Taxes
The Company reported income tax expense of $9.6 million and $6.2 million for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate was 24.73% for the six months ended June 30, 2025 and 24.14% for the six months ended June 30, 2024. The 2024 effective tax rate was impacted by nondeductible merger costs incurred.

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
We derive liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the consolidated statements of cash flows, the net decrease in cash and cash equivalents was $274.9 million for the first six months of 2025, compared to a net decrease of $233.5 million for the first six months of 2024. The decrease in cash and cash equivalents in the first six months of 2025 was mainly due to the decrease of $227.5 million in interest-bearing deposits, partially offset by an increase of $12.3 million in noninterest-bearing deposits.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. At June 30, 2025, the Bank had approximately $1.16 billion of available liquidity, including $185.0 million in cash and cash equivalents, $316.5 million in unpledged securities and $740.7 million in secured borrowing capacity at the FHLB of Atlanta, partially offset by FHLB advances and a letter of credit of $50.0 million and $33.1 million, respectively. The Bank has arrangements with other correspondent banks whereby it has $95.0 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. Through the FHLB, the Bank had available lendable collateral of approximately $740.7 million and $743.6 million at June 30, 2025 and December 31, 2024, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB of Atlanta. The following table presents the Company’s liquidity in use and liquidity available as of June 30, 2025.

	June 30, 2025
($ in thousands)	Liquidity in Use	Liquidity Available
FHLB secured borrowings(1)	$83,100	$740,728
Unsecured federal fund purchase lines	—	95,000

Unpledged assets
Cash and cash equivalents	N/A	$184,984
Investment securities	N/A	316,500
Total	$83,100	$1,337,212
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1 (“CET1”), Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 12.50%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank was deemed “well-capitalized” under applicable regulatory capital requirements at June 30, 2025.
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
As of June 30, 2025, the Bank and the Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well-capitalized” for purposes of the prompt corrective action regulations. The following tables present the applicable capital ratios for the Company and the Bank as of June 30, 2025 and December 31, 2024.

June 30, 2025	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	8.65%	9.90%	10.51%	12.65%
The Bank	9.20	11.18	11.18	12.42

December 31, 2024	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	8.02%	9.44%	10.06%	12.18%
The Bank	8.58	10.75	10.75	11.97
On August 1, 2025, the Company announced that its Board of Directors declared a cash dividend of $0.12 per share, payable on August 25, 2025, to holders of record of shares of common stock as of August 11, 2025.
See Note 10 – “Regulatory Capital Requirements” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information about the regulatory capital positions of the Bank and the Company.
The Company provides banking services to customers who do business in the cannabis industry. Prior to the second quarter of 2022, the Company restricted these businesses to include only those in the medical-use cannabis industry in the State of Maryland. During the second quarter of 2022, the Company expanded its cannabis banking program to include both medical and adult-use licensees in other states, with an initial offering of the Company’s existing Maryland customers with multi-state operations. While the Company is providing banking services to customers that are engaged in growing, processing, and sales of both medical and adult-use cannabis in a manner that complies with applicable state law, such customers engaged in those activities currently violate federal law. The Company may be deemed to be aiding and abetting illegal activities through the services that it provides to these customers. While we are not aware of any instance of a federally-insured financial institution being subject to such aiding and abetting liability, the strict enforcement of federal laws regarding cannabis would likely result in the Company’s inability to continue to provide banking services to these customers and the Company could have legal action taken against it by the federal government, including imprisonment and fines. There is an uncertainty of the potential impact to the Company’s consolidated financial statements if the federal government takes actions against the Company. As of June 30, 2025, the Company has not accrued an amount for the potential impact of any such actions.
The following is a summary of the level of business activities with our cannabis customers:
•At June 30, 2025, deposit balances were $141.5 million, or 2.66% of total deposits, and loan balances were $84.6 million, or 1.75% of total gross loans. At December 31, 2024, deposit balances were $151.4 million, or 2.74% of total deposits, and loan balances were $82.6 million, or 1.73% of total gross loans.
•Interest and noninterest income for the six months ended June 30, 2025, were approximately $2.2 million and $467 thousand, respectively. Interest and noninterest income for the six months ended June 30, 2024, were approximately $2.0 million and $558 thousand, respectively.
For information about risks related with our banking services provided to the cannabis industry, see “Risk Factors – Risks Relating to Our Business” included in Part I, Item 1A. in the 2024 Annual Report.

ANALYSIS OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $6.04 billion at June 30, 2025, a decrease of $192.9 million, or 3.1%, when compared to $6.23 billion at December 31, 2024. The decrease was primarily due to decreases in cash and cash equivalents of $274.9 million and held to maturity (“HTM”) securities of $21.8 million, partially offset by increases in loans held for investment of $55.6 million and available for sale (“AFS”) securities of $38.5 million. The ratio of the ACL as a percentage of loans was 1.21% and 1.21% at June 30, 2025 and December 31, 2024, respectively.
Cash and Cash Equivalents
Cash and cash equivalents totaled $185.0 million at June 30, 2025, compared to $459.9 million at December 31, 2024. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities
The investment portfolio includes debt and equity securities. Debt securities are classified as either AFS or HTM. AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At June 30, 2025, 29.0% of the portfolio of debt securities was classified as AFS and 71.0% was classified as HTM, compared to 23.7% and 76.3% respectively, at December 31, 2024. See Note 2 – “Investment Securities” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on the composition of our investment portfolio.
Investment securities, including restricted stock and equity securities, totaled $673.3 million at June 30, 2025, a $17.0 million, or 2.6% increase, compared to $656.4 million at December 31, 2024.
At June 30, 2025, AFS securities, carried at fair value, totaled $187.7 million, compared to $149.2 million at December 31, 2024. At June 30, 2025, AFS securities consisted of 86.6% mortgage-backed, 10.9% U.S. government agencies and 2.5% corporate bonds, compared to 82.0%, 13.5% and 4.4%, respectively, at December 31, 2024. At June 30, 2025, the accumulated other comprehensive loss was $5.6 million, compared to $7.5 million at December 31, 2024.
At June 30, 2025, HTM securities, carried at amortized cost, totaled $459.2 million, compared to $481.1 million at December 31, 2024. At June 30, 2025, HTM securities consisted of 69.9% mortgage-backed, 28.1% U.S. government agencies and 2.0% other debt securities, compared to 70.0%, 27.5% and 2.5%, respectively, at December 31, 2024.
At June 30, 2025 and December 31, 2024, 97.9% and 97.1%, respectively, of the Bank’s carrying value of its investment portfolio consisted of securities issued or guaranteed by U.S. government agencies or government-sponsored agencies.
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security, and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at June 30, 2025 or December 31, 2024. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being sub-debt of other banks.
The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of June 30, 2025.

	June 30, 2025
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$5,848	$123,421	$—	$—	$—	$—	$129,269
Mortgage-backed securities	321,213	—	—	—	—	—	321,213
Other debt securities	—	1,463	4,000	1,000	500	2,000	8,963
Total held to maturity securities	$327,061	$124,884	$4,000	$1,000	$500	$2,000	$459,445

The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of December 31, 2024.

	December 31, 2024
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$132,560	$—	$—	$—	$—	$—	$132,560
Mortgage-backed securities	336,755	—	—	—	—	—	336,755
Other debt securities	—	1,465	4,000	4,000	500	2,000	11,965
Total held to maturity securities	$469,315	$1,465	$4,000	$4,000	$500	$2,000	$481,280
Loans Held for Sale
We originate residential mortgage loans for sale on the secondary market, which are recorded at fair value. At June 30, 2025 and December 31, 2024, the fair value of loans held for sale amounted to $34.3 million and $19.6 million, respectively. The Bank makes certain representations to purchasers in the sale of mortgage loans related to loan ownership, loan compliance and legality, and accurate documentation. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, the Bank may be required to repurchase the loan or indemnify the purchaser. No loans were repurchased during the three months ended June 30, 2025 or 2024, or during the six months ended June 30, 2024. During the six months ended June 30, 2025, the Bank repurchased one loan of $415 thousand.
Loans Held for Investment
The following table summarizes the Company’s loan portfolio at June 30, 2025 and December 31, 2024.

($ in thousands)	June 30, 2025	% of Total Loans	December 31, 2024	% of Total Loans	$ Change	% Change
Commercial real estate	$2,603,974	54.0%	$2,557,806	53.6%	$46,168	1.8%
Residential real estate	1,349,010	27.9	1,329,406	27.9	19,604	1.5
Construction	350,053	7.3	335,999	7.0	14,054	4.2
Commercial	224,092	4.6	237,932	5.0	(13,840)	(5.8)
Consumer	294,239	6.1	303,746	6.4	(9,507)	(3.1)
Credit cards	6,260	0.1	7,099	0.2	(839)	(11.8)
Total loans	4,827,628	100.0%	4,771,988	100.0%	55,640	1.2
Less: allowance for credit losses	(58,483)		(57,910)		(573)	1.0
Total loans, net	$4,769,145		$4,714,078		$55,067	1.2
CRE Loan Portfolio
Our loan portfolio has a CRE loan concentration, which is generally defined as a combination of certain construction and CRE loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential CRE concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied CRE loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied CRE loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios, and may be required to hold higher levels of capital. The Bank has a concentration in CRE loans, and experienced significant growth in its CRE portfolio with its acquisition of The Community Financial Corporation and its wholly-owned subsidiary, Community Bank of the Chesapeake. Non-owner occupied CRE loans totaled $2.14 billion and $2.08 billion at June 30, 2025 and December 31, 2024, respectively, and as a percentage of the Bank’s Tier 1 Capital + ACL were 354.15% and 359.52%, respectively. Construction loans totaled $349.6 million and $336.0 million at June 30, 2025 and December 31, 2024, respectively, and as a percentage of the Bank’s Tier 1 Capital + ACL were 57.77% and 57.99%, respectively.
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
Non-Owner Occupied CRE Loans

	June 30, 2025
($ in thousands)	Amount	Average Loan Size	% of Non-Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Retail	$466,209	$2,454	21.8%	9.7%
Office	356,104	1,490	16.6	7.4
Multifamily (5+ units)	276,222	2,302	12.9	5.7
Industrial/warehouse	212,915	1,532	9.9	4.4
1-4 family dwelling	196,272	529	9.2	4.1
Motel/hotel	194,811	3,976	9.1	4.0
Other(1)	440,449	721	20.5	9.1
Total non-owner occupied CRE loans(2)	$2,142,982	1,247	100.0%	44.4%
Total portfolio loans, gross(3)	$4,827,628
____________________________________
(1)Other non-owner occupied CRE loans include commercial - improved loans of $160.5 million, lot/land loans of $93.7 million, self-storage loans of $72.5 million and other loans of $113.7 million.
(2)The balances for our non-owner occupied CRE portfolio as of June 30, 2025, as presented in this table, coincide with our internal evaluation of risk for the purpose of monitoring loan concentrations in accordance with internal and regulatory guidelines.
(3)Excludes loans held for sale of $34.3 million.
Owner Occupied CRE Loans

	June 30, 2025
($ in thousands)	Amount	Average Loan Size	% of Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Commercial – improved	$199,122	$1,164	27.3%	4.1%
Office	128,194	507	17.6	2.7
Industrial/warehouse	95,292	662	13.1	2.0
Retail	65,214	609	8.9	1.3
Restaurant	60,476	1,008	8.3	1.2
Other(1)	181,152	1,029	24.8	3.8
Total owner occupied CRE loans	$729,450	801	100.0%	15.1%
Total portfolio loans, gross(2)	$4,827,628
____________________________________
(1)Other owner occupied CRE loans include church loans of $57.1 million, marina/boat loans of $39.4 million, auto service center loans of $30.1 million and other loans of $54.5 million.
(2)Excludes loans held for sale of $34.3 million.
Office CRE Loan Portfolio
The Bank’s office CRE loan portfolio, which includes owner occupied and non-owner occupied CRE loans, was $484.3 million, or 10.0% of total loans of $4.83 billion at June 30, 2025. The Bank’s office CRE loan portfolio included $135.5 million, or 28.0% of total office CRE loans, with medical tenants, and $54.4 million, or 11.2% of total office CRE loans, with government or government contractor tenants. There were 492 loans in the office CRE loan portfolio with an average and median loan size of $1.0 million and $369 thousand, respectively. Loan to Value (“LTV”) estimates are less than 50% for $168.9 million, or 34.9% of the office CRE loan portfolio, and greater than 80% for $11.0 million, or 2.3% of the office CRE loan portfolio. LTV collateral values are based on the most recent appraisal, which varies from the initial loan boarding to interim credit reviews. LTV estimates for the office CRE loan portfolio are summarized in the table below and LTV collateral values are based on the most recent appraisal, which may vary from the appraised value at loan origination.

LTV Range ($ in thousands)	Loan Count	Loan Balance	% of Office CRE
Less than or equal to 50%	245	$168,874	34.9%
50%-60%	74	111,092	22.9
60%-70%	94	130,718	27.0
70%-80%	65	62,601	12.9
Greater than 80%	14	11,013	2.3
Total	492	$484,298	100.0%
The Bank had 17 office CRE loans totaling $150.9 million that were greater than $5.0 million at June 30, 2025, compared to 18 office CRE loans totaling $164.5 million at December 31, 2024. The decrease in this portfolio segment was the result of normal amortization and the change in purpose of collateral of an $11.0 million loan from office to school. For the office CRE portfolio, at June 30, 2025, the average loan debt-service coverage ratio was 1.8x and the average LTV was 48.4%. Of the office CRE portfolio balance, 80.5% is secured by properties in rural or suburban areas with limited exposure to metropolitan cities and 97.0% are secured by properties with five stories or less. Of the office CRE loans, $10.0 million will mature and $10.2 million will reprice prior to December 31, 2025. Of the office CRE loans, $2.5 million are special mention or substandard.
Maturity of Loan Portfolio
The following table below sets forth the maturities and interest rate sensitivity of the loan portfolio at June 30, 2025. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as maturing within one year.

($ in thousands)	Maturing Within One Year	Maturing After One But Within Five Years	Maturing After Five But Within 15 Years	Maturing After 15 Years	Total
Commercial real estate	$114,995	$778,169	$882,479	$828,331	$2,603,974
Residential real estate	17,678	147,440	127,103	1,056,789	1,349,010
Construction	182,389	131,126	30,826	5,712	350,053
Commercial	33,425	100,099	67,231	23,337	224,092
Consumer	1,249	62,903	120,371	109,716	294,239
Credit cards	1,504	3,063	1,693	—	6,260
Total	$351,240	$1,222,800	$1,229,703	$2,023,885	$4,827,628

Rate Terms:
Fixed-interest rate loans	$251,386	$1,022,386	$791,931	$357,904	$2,423,607
Adjustable-interest rate loans	99,854	200,414	437,772	1,665,981	2,404,021
Total	$351,240	$1,222,800	$1,229,703	$2,023,885	$4,827,628

Asset Quality
The following table summarizes asset quality information and ratios at June 30, 2025 and December 31, 2024.

($ in thousands)	June 30, 2025	December 31, 2024
ASSET QUALITY
Total portfolio loans	$4,827,628	$4,771,988

Special mention loans	65,564	33,519

Classified loans	19,930	24,679
Other real estate owned	179	179
Repossessed assets	2,457	3,315
Total classified assets(1)	22,566	28,173
Total classified loans and special mention loans	85,494	58,198

Allowance for credit losses on loans	(58,483)	(57,910)

Past due loans – 31 to 89 days	9,343	8,807
Past due loans >= 90 days	215	294
Total past due (delinquency) loans	9,558	9,101

Nonaccrual loans	16,782	21,008
Past due loans >= 90 days	215	294
Other real estate owned (“OREO”)	179	179
Repossessed assets	2,457	3,315
Total nonperforming assets	19,633	24,796
Accruing borrowers experiencing financial difficulty (“BEFD”) modifications(2)	6,709	1,362
Nonaccrual loans, OREO, repossessed assets and BEFD modifications	$26,342	$26,158

($ in thousands)	June 30, 2025	December 31, 2024
ASSET QUALITY RATIOS
Classified assets to total assets(1)	0.37%	0.45%
Classified assets to risk-based capital(1)	3.65	4.77
Allowance for credit losses on loans to total portfolio loans	1.21	1.21
Allowance for credit losses on loans to nonaccrual loans	348.49	275.66

Past due loans – 31 to 89 days to total portfolio loans	0.19%	0.18%
Past due loans >=90 days and nonaccrual to total loans	0.35	0.45
Total past due (delinquency) and nonaccrual to total portfolio loans	0.55	0.63

Nonaccrual loans to total portfolio loans	0.35%	0.44%
Nonperforming assets to total assets	0.33	0.40
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
Allowance for Credit Losses on Loans
The ACL was $58.5 million at June 30, 2025, $57.9 million at December 31, 2024 and $58.5 million at June 30, 2024. There were net charge-offs of $649 thousand for the three months ended June 30, 2025, compared to net charge-offs of $886 thousand for the three months ended June 30, 2024. There were net charge-offs of $1.2 million for the six months ended June 30, 2025, compared to net charge-offs of $1.5 million for the six months ended June 30, 2024. The ratio of annualized net charge-offs to average loans was 0.05% and 0.08% for the three months ended June 30, 2025 and 2024, respectively. The ratio of annualized net charge-offs to average loans was 0.05% and 0.06% for the six months ended June 30, 2025 and 2024, respectively.
Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to maintain overall credit quality. The ACL as a percentage of period-end loans was 1.21% at June 30, 2025 and December 31, 2024.
The following table allocates the ACL by portfolio loan category as of the dates indicated. The allocation of the ACL to each category is not necessarily indicative of future losses and does not restrict the use of the ACL to absorb losses in any category.

	June 30, 2025			December 31, 2024
($ in thousands)	ACL	Average Balance	%(1)	ACL	Average Balance	%(1)
Commercial real estate	$20,179	$2,572,931	0.78%	$22,846	$2,551,903	0.90%
Residential real estate	23,203	1,378,940	1.68	21,776	1,358,066	1.60
Construction	5,805	352,803	1.65	2,854	336,094	0.85
Commercial	2,870	224,218	1.28	3,138	229,676	1.37
Consumer	6,188	298,544	2.07	6,889	313,686	2.20
Credit cards	238	6,122	3.89	407	6,820	5.97
Total	$58,483	$4,833,558	1.21	$57,910	$4,796,245	1.21
____________________________________
(1) Percent of loans in each category to total portfolio loans.

The following table presents the net charge-offs or recoveries by average loan portfolio category for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended
	June 30, 2025			June 30, 2024
($ in thousands)	Net (Charge-offs) Recoveries	Average Balance(1)	Net (Charge-off) Recovery %	Net (Charge-offs) Recoveries	Average Balance(1)	Net (Charge-off) Recovery %
Commercial real estate	$—	$2,572,931	—%	$—	$2,522,708	—%
Residential real estate	2	1,378,940	0.00	2	1,306,260	0.00
Construction	—	352,803	—	4	319,205	(0.01)
Commercial	81	224,218	(0.14)	(21)	219,140	0.04
Consumer	(543)	298,544	0.73	(793)	330,819	0.96
Credit cards	(189)	6,122	12.38	(78)	8,378	3.74
Total	(649)	4,833,558	0.05	(886)	4,706,510	0.08
Allowance for credit losses	—	(58,369)	—	—	(57,628)	—
Total net charge-off and average loans	$(649)	$4,775,189	0.05	$(886)	$4,648,882	0.08
____________________________________
(1)Excludes loans held for sale.

	Six Months Ended
	June 30, 2025			June 30, 2024
($ in thousands)	Net (Charge-offs) Recoveries	Average Balance(1)	%	Net (Charge-offs) Recoveries	Average Balance(1)	%
Commercial real estate	$78	$2,557,316	(0.01)%	$—	$2,520,796	—%
Residential real estate	3	1,363,076	—	3	1,291,225	—
Construction	1	352,564	—	(6)	309,661	—
Commercial	85	228,535	(0.08)	(20)	220,248	0.02
Consumer	(939)	301,515	0.63	(1,242)	330,998	0.76
Credit cards	(431)	6,403	13.57	(186)	7,918	—
	(1,203)	4,809,409	0.05	(1,451)	4,680,846	0.06
Allowance for credit losses	—	(58,331)	—	—	(57,554)	—
Total net charge-off and average loans	$(1,203)	$4,751,078	0.05	$(1,451)	$4,623,292	0.06
Classified Assets and Special Mention Assets
Classified assets decreased $5.6 million to $22.6 million, or 0.4% of total assets, at June 30, 2025, from $28.2 million, or 0.5% of total assets, at December 31, 2024. Classified assets are substandard loans, repossessed assets and OREO. The decrease was primarily due to a decrease in substandard loans of $4.7 million and a decrease of $858 thousand in repossessed assets. Special mention loans increased to $65.6 million at June 30, 2025 from $33.5 million at December 31, 2024. Management considers classified assets to be an important measure of asset quality. Increases in special mention loan categories were due to loans related to our multifamily commercial real estate portfolio. Management believes these assets are well collateralized and will continue to monitor the cash flow. The Company’s risk rating process for classified loans is an important input into the Company’s allowance methodology and ACL qualitative framework.
Nonperforming Assets
Nonperforming assets were $19.6 million, or 0.3% of total assets, at June 30, 2025, compared to $24.8 million, or 0.4% of total assets, at December 31, 2024. The balance of nonperforming assets decreased primarily due to a decrease of nonaccrual loans of $4.2 million and a decrease of $858 thousand of repossessed assets.
Off-Balance Sheet Credit Exposure Reserve
The Company’s reserve for off-balance sheet credit exposure was $1.9 million and $1.1 million at June 30, 2025 and December 31, 2024, respectively. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.
Deposits
The following is a breakdown of the Company’s deposit portfolio at June 30, 2025 and December 31, 2024:

($ in thousands)	June 30, 2025		December 31, 2024
	Balance	%	Balance	%	$ Change	% Change
Noninterest-bearing	$1,575,120	29.6%	$1,562,815	28.3%	$12,305	0.8%
Interest-bearing:
Interest-bearing checking	763,309	14.4	978,076	17.7	(214,767)	(22.0)
Money market and savings	1,691,438	31.8	1,805,884	32.7	(114,446)	(6.3)
Time deposits	1,273,285	24.0	1,181,561	21.4	91,724	7.8
Brokered deposits	10,806	0.2	—	—	10,806	—
Total interest-bearing	3,738,838	70.4	3,965,521	71.7	(226,683)	(5.7)

Total deposits	$5,313,958	100.0%	$5,528,336	100.0%	$(214,378)	(3.9)
Total deposits decreased $214.4 million, or 3.9%, to $5.3 billion at June 30, 2025 when compared to December 31, 2024. The decrease in total deposits was primarily due to a decrease in interest-bearing demand deposits of $214.8 million and money market and savings deposits of $114.4 million, partially offset by an increase in time deposits of $91.7 million. The decrease in deposits is primarily attributable to seasonal municipal runoff.
Total estimated uninsured deposits were $886.8 million, or 16.7% of total deposits, at June 30, 2025 and $905.3 million, or 16.4% of total deposits, at December 31, 2024. At June 30, 2025, there were $118.0 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank’s uninsured deposits, excluding the market value of pledged collateral, at June 30, 2025 were $768.7 million, or 14.5% of total deposits.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At June 30, 2025, the Bank had three local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $403.3 million, which represented 7.6% of total deposits of $5.32 billion. At December 31, 2024, there were three customer deposit relationships that exceeded 2% of total deposits, totaling $547.4 million, which represented 9.9% of total deposits of $5.54 billion.
Wholesale Funding – Short-Term Borrowings and Brokered Deposits
The Company’s wholesale funding, which includes FHLB advances and brokered deposits, was $60.8 million and $50.0 million at June 30, 2025 and December 31, 2024, respectively. The $50.0 million FHLB advance was for an initial term of 18-months at a rate of 4.79%. This advance has the option to be called by FHLB at any time and matures on November 7, 2025. At June 30, 2025, the Company had $10.8 million of brokered deposits and no securities sold under agreements to repurchase or overnight borrowings from correspondent banks. At December 31, 2024, the Company had no brokered deposits or securities sold under agreements to repurchase or overnight borrowings from correspondent banks.
For FDIC call reporting purposes, reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits decreased $331.3 million to $1.31 billion at June 30, 2025, compared to $1.65 billion at December 31, 2024. Reciprocal deposits as a percentage of the Bank’s liabilities at June 30, 2025 and December 31, 2024 were 24.3% and 29.3%, respectively. For call reporting purposes, $232.9 million of reciprocal deposits were considered brokered at June 30, 2025, compared to $520.5 million at December 31, 2024.

Long-Term Debt
The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. Currently, the Company has no long term borrowing with FHLB as of June 30, 2025.
On August 25, 2020, the Company entered into Subordinated Note Purchase Agreements pursuant to which the Company issued and sold $25.0 million in aggregate principal amount with an initial interest rate of 5.375% of Fixed-to-Floating Rate Subordinated Notes due September 1, 2030.
As a result of the merger with Severn Bancorp, Inc., effective October 31, 2021, the Company acquired Junior Subordinated Debt Securities due in 2035 which had an outstanding principal balance of $20.6 million. The debt balances of $18.9 million at June 30, 2025 and $18.8 million at December 31, 2024 were presented net of fair value adjustments of $1.8 million and $1.8 million, respectively.
Additionally, as a result of the merger with The Community Financial Corporation in 2023, the Company acquired Junior Subordinated Debt Securities, which had an outstanding principal balance of $12.4 million. The debt balance of $11.1 million at June 30, 2025 was presented net of a fair value adjustment of $1.2 million. In addition, the Company acquired 4.75% fixed-to-floating rate subordinated notes with a carrying value of $19.5 million at June 30, 2025. The notes’ aggregate balance of $19.3 million at June 30, 2025 was presented net of fair value adjustment of $244 thousand.
Stockholders’ Equity

($ in thousands, except per share amounts)	June 30, 2025	December 31, 2024	$ Change	% Change
Common stock, $0.01 par value per share	$334	$333	$1	0.3%
Additional paid in capital	359,063	358,112	951	0.3
Retained earnings	211,400	190,166	21,234	11.2
Accumulated other comprehensive loss	(5,603)	(7,545)	1,942	(25.7)
Total stockholders’ equity	$565,194	$541,066	$24,128	4.5
Total stockholders’ equity increased $24.1 million, or 4.5%, to $565.2 million at June 30, 2025 when compared to December 31, 2024, primarily due to $29.3 million of net income and a decrease in accumulated other comprehensive loss of $1.9 million, partially offset by dividends declared of $8.0 million.

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

($ in thousands, except per share amounts)	June 30, 2025	December 31, 2024	June 30, 2024
Total assets	$6,037,874	$6,230,763	$5,864,017
Less: intangible assets
Goodwill	63,266	63,266	63,266
Core deposit intangibles	33,761	38,311	42,945
Total intangible assets	97,027	101,577	106,211
Tangible assets	$5,940,847	$6,129,186	$5,757,806

Total common equity	$565,194	$541,066	$522,783
Less: intangible assets	97,027	101,577	106,211
Tangible common equity	$468,167	$439,489	$416,572

Common shares outstanding at end of period	33,374,265	33,332,177	33,214,522

Common equity to assets	9.36%	8.68%	8.92%
Tangible common equity to tangible assets	7.88	7.17	7.23

Common book value per share	$16.94	$16.23	$15.74
Tangible common book value per share	14.03	13.19	12.54

Return on Average Common Equity
ROACE is a financial ratio that measures the profitability of a company in relation to the average stockholders’ equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average stockholders’ equity for a specific period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024

Net income (as reported)	$15,507	$11,234	$29,271	$19,418

ROACE	11.13%	8.70%	10.67%	7.54%

Average Equity	$558,952	$519,478	$553,229	$517,727
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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024

Net income (as reported)	$15,507	$11,234	$29,271	$19,418
Core deposit intangible amortization (net of tax)(1)	1,708	1,924	3,425	3,903
Net earnings applicable to common stockholders	$17,215	$13,158	$32,696	$23,321

ROATCE	14.99%	12.85%	14.53%	11.47%

Average equity	$558,952	$519,478	$553,229	$517,727
Less: Average goodwill and core deposit intangible	(98,241)	(107,594)	(99,372)	(108,881)
Average tangible common equity	$460,711	$411,884	$453,857	$408,846
____________________________________
(1)The Company utilized an effective tax rate of 24.8% and 25.1% for the three months ended June 30, 2025 and 2024, respectively, and 24.7% and 24.1% for the six months ended June 30, 2025 and 2024, respectively.

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
The Company’s internal limits for parallel shock scenarios are as follows:

Shock in Basis Points	Net Interest Income	Economic Value of Equity
+ - 400	+/- 25%	+/- 40%
+ - 300	+/- 20%	+/- 30%
+ - 200	+/- 15%	+/- 20%
+ - 100	+/- 10%	+/- 10%
It is management’s goal to manage the Bank’s portfolios so that NII at risk over 12 and 24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of June 30, 2025 and December 31, 2024, the Company exceeded Board approved limits for percentage change in economic value of equity in the interest rate shock of -200. In both periods, the Company exceeded board approved levels due to average lives and the low level of market rates on non-maturing deposit instruments.
Measures of NII at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in NII over a 12-month period for parallel rate shocks for up 400, 300, 200, 100 and down 100 and 200 scenarios:

Estimated Changes in Net Interest Income

Change in Interest Rates:	+ 400 basis points	+ 300 basis points	+ 200 basis points	+ 100 basis points	- 100 basis points	- 200 basis points
Policy limit	+/- 25%	+/- 20%	+/- 15%	+/- 10%	+/- 10%	+/- 15%

June 30, 2025	(7.6)%	(5.2)%	(3.2)%	(1.4)%	0.7%	(0.6)%
December 31, 2024	(3.8)%	(2.4)%	(1.3)%	(0.5)%	(0.1)%	(2.1)%
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

Estimated Changes in Economic Value of Equity

Change in Interest Rates:	+ 400 basis points	+ 300 basis points	+ 200 basis points	+ 100 basis points	- 100 basis points	- 200 basis points
Policy limit	+/- 40%	+/- 30%	+/- 20%	+/- 10%	+/- 10%	+/- 20%

June 30, 2025	13.5%	12.8%	10.7%	6.7%	(9.4)%	(22.6)%
December 31, 2024	15.2%	14.2%	11.7%	7.2%	(10.0)%	(24.2)%
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
An evaluation of the effectiveness of the design and operation of these disclosure controls and procedures as of June 30, 2025 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, concluded that our disclosure controls and procedures as of June 30, 2025 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases or unregistered sales of the Company’s common stock, $0.01 par value per share, during the three months ended June 30, 2025.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

SHORE BANCSHARES, INC.

Date: August 7, 2025	By:	/s/ James M. Burke
James M. Burke
President & Chief Executive Officer

Date: August 7, 2025	By:	/s/ Charles S. Cullum
Charles S. Cullum
Executive Vice President & Chief Financial Officer