Form 10-Q
period 2025-09-30
SHORE BANCSHARES INC
filed 2025-11-04
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of October 31, 2025 was 33,426,756.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)
Cash and due from banks	$62,289	$44,008
Interest-bearing deposits with other banks	354,224	415,843
Cash and cash equivalents	416,513	459,851
Investment securities:
Available for sale, at fair value (amortized cost of $188,267 and $159,593 at September 30, 2025 and December 31, 2024, respectively)	181,720	149,212
Held to maturity, net of allowance for credit losses of $95 and $203 (fair value of $393,540 and $424,734 at September 30, 2025 and December 31, 2024, respectively)	433,440	481,077
Equity securities, at fair value	6,113	5,814
Restricted securities, at cost	20,364	20,253
Loans held for sale, at fair value	21,500	19,606
Loans held for investment	4,882,969	4,771,988
Less: allowance for credit losses	(59,554)	(57,910)
Loans, net	4,823,415	4,714,078

Premises and equipment, net	80,812	81,806
Goodwill	63,266	63,266
Other intangible assets, net	31,722	38,311
Mortgage servicing rights	5,293	5,874
Right-of-use assets	10,896	11,385
Cash surrender value on life insurance	105,055	104,421
Accrued interest receivable	20,408	19,570
Deferred income taxes	30,328	31,857
Other assets	27,634	24,382
TOTAL ASSETS	$6,278,479	$6,230,763

LIABILITIES
Deposits:
Noninterest-bearing	$1,594,212	$1,562,815
Interest-bearing checking	851,963	978,076
Money market and savings	1,790,001	1,805,884
Time deposits	1,281,132	1,181,561
Brokered deposits	10,857	—
Total deposits	5,528,165	5,528,336
FHLB advances	50,000	50,000
Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”), net	30,085	29,847
Subordinated debt, net	44,409	43,870
Total borrowings	124,494	123,717
Lease liabilities	11,395	11,844
Other liabilities	37,218	25,800
TOTAL LIABILITIES	5,701,272	5,689,697
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; shares authorized 50,000,000; shares issued and outstanding 33,421,672 and 33,332,177 at September 30, 2025 and December 31, 2024, respectively	334	333
Additional paid in capital	359,939	358,112
Retained earnings	221,693	190,166
Accumulated other comprehensive loss	(4,759)	(7,545)
TOTAL STOCKHOLDERS’ EQUITY	577,207	541,066
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,278,479	$6,230,763
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$70,930	$69,157	$208,273	$202,203
Interest and dividends on taxable investment securities	5,036	4,962	15,368	14,611
Interest and dividends on tax-exempt investment securities	6	6	18	18
Interest on deposits with other banks	1,215	564	6,212	2,102
Total interest income	77,187	74,689	229,871	218,934

INTEREST EXPENSE
Interest on deposits	26,474	28,856	81,914	84,938
Interest on short-term borrowings	640	491	1,843	2,131
Interest on long-term borrowings	1,418	2,079	4,178	5,327
Total interest expense	28,532	31,426	87,935	92,396

NET INTEREST INCOME	48,655	43,263	141,936	126,538
Provision for credit losses	2,992	1,470	5,548	3,958
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	45,663	41,793	136,388	122,580

NONINTEREST INCOME
Service charges on deposit accounts	1,599	1,543	4,632	4,543
Trust and investment fee income	898	880	2,663	2,510
Mortgage banking revenue	1,278	1,177	4,897	3,961
Interchange credits	1,858	1,711	5,223	5,015
Other noninterest income	2,068	1,976	6,606	6,265
Total noninterest income	7,701	7,287	24,021	22,294

NONINTEREST EXPENSE
Salaries and employee benefits	18,642	16,523	52,824	49,370
Occupancy expense	2,406	2,384	7,416	7,232
Furniture and equipment expense	892	876	2,542	2,681
Software and data processing	5,155	4,419	14,665	12,658
Directors’ fees	318	443	885	1,097
Amortization of other intangible assets	2,039	2,336	6,589	7,482
FDIC insurance premium expense	794	1,160	2,908	3,400
Legal and professional fees	989	1,362	3,827	4,315
Fraud losses	45	673	233	5,237
Other noninterest expense	3,099	3,938	10,647	10,839
Total noninterest expense	34,379	34,114	102,536	104,311

Income before income taxes	18,985	14,966	57,873	40,563
Income tax expense	4,637	3,777	14,254	9,956
NET INCOME	$14,348	$11,189	$43,619	$30,607

Basic net income per common share	$0.43	$0.34	$1.31	$0.92
Diluted net income per common share	$0.43	$0.34	$1.31	$0.92
Dividends paid per common share	$0.12	$0.12	$0.36	$0.36
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Net income	$14,348	$11,189	$43,619	$30,607

Other comprehensive income:
Investment securities:
Unrealized holding gains on available for sale securities	1,163	3,762	3,834	2,708
Tax effect	(319)	(1,028)	(1,048)	(740)
Total other comprehensive income	844	2,734	2,786	1,968
Comprehensive income	$15,192	$13,923	$46,405	$32,575
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

($ in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2024	$333	$358,112	$190,166	$(7,545)	$541,066
Net income	—	—	13,764	—	13,764
Other comprehensive income	—	—	—	1,212	1,212
Stock-based compensation	—	460	—	—	460
Cash dividends declared	—	—	(4,032)	—	(4,032)
Balances, March 31, 2025	333	358,572	199,898	(6,333)	552,470
Net income	—	—	15,507	—	15,507
Other comprehensive loss	—	—	—	730	730
Stock-based compensation	1	491	—	—	492
Cash dividends declared	—	—	(4,005)	—	(4,005)
Balances, June 30, 2025	$334	$359,063	$211,400	$(5,603)	$565,194
Net income	—	—	14,348	—	14,348
Other comprehensive income	—	—	—	844	844
Stock-based compensation	—	876	—	—	876
Cash dividends declared	—	—	(4,055)	—	(4,055)
Balances, September 30, 2025	$334	$359,939	$221,693	$(4,759)	$577,207
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) - Continued

($ in thousands)	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2023	$332	$356,007	$162,290	$(7,494)	$511,135
Net income	—	—	8,184	—	8,184
Other comprehensive loss	—	—	—	(564)	(564)
Common shares issued for employee stock purchase plan	—	103	—	—	103
Stock-based compensation	—	354	—	—	354
Cash dividends declared	—	—	(3,984)	—	(3,984)
Balances, March 31, 2024	332	356,464	166,490	(8,058)	515,228
Net income	—	—	11,234	—	11,234
Other comprehensive loss	—	—	—	(202)	(202)
Common shares issued for employee stock purchase plan	1	120	—	—	121
Stock-based compensation	—	410	—	—	410
Cash dividends declared	—	—	(4,008)	—	(4,008)
Balances, June 30, 2024	$333	$356,994	$173,716	$(8,260)	$522,783
Net income	—	—	11,189	—	11,189
Other comprehensive income	—	—	—	2,734	2,734
Common shares issued for employee stock purchase plan	—	98	—	—	98
Stock-based compensation	—	488	—	—	488
Cash dividends declared	—	—	(4,021)	—	(4,021)
Balances, September 30, 2024	$333	$357,580	$180,884	$(5,526)	$533,271
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,619	$30,607
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(9,549)	(11,528)
Provision for credit losses	5,548	3,958
Depreciation and amortization	11,741	12,040
Net amortization of securities	92	(622)
Amortization of debt issuance costs	82	91
Gain on mortgage loans held for sale	(4,586)	(2,331)
Gain on other mortgage loan activity	(36)	(566)
Proceeds from sale of mortgage loans held for sale	145,714	117,230
Originations of loans held for sale	(143,697)	(131,851)
Stock-based compensation expense	1,357	1,252
Deferred income tax expense	482	7,776
Loss on sales of repossessed assets	164	375
Loss (gain) on valuation adjustments on mortgage servicing rights	691	(253)
Loss on disposal of fixed assets	147	10
Loss on disposal of premises held for sale	61	—
Valuation adjustments on premises transferred to held for sale	—	2
Loss on sales and valuation adjustments on other real estate owned	59	—
Fair value adjustment on equity securities	(163)	(124)
Bank owned life insurance income	(2,127)	(2,037)
Net changes in:
Accrued interest receivable	(838)	(775)
Other assets	(4,114)	(3,267)
Accrued interest payable	5	(1,084)
Other liabilities	9,261	(4,435)
Net cash provided by operating activities	53,913	14,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of available for sale securities	19,840	64,896
Proceeds from maturities and principal payments of held to maturity securities	49,661	39,653
Proceeds from life insurance death benefits	1,714	150
Purchases of available for sale securities	(48,198)	(83,990)
Purchases of held to maturity securities	(2,325)	(11,449)
Purchases of equity securities	(136)	(123)
Purchase of restricted securities	(111)	(35,682)
Net change in loans	(104,368)	(84,580)
Purchases of premises and equipment	(2,491)	(3,969)
Proceeds from sales of repossessed assets	1,852	1,807
Redemption of restricted securities	—	33,329
Purchases of bank owned life insurance	(221)	(138)
Proceeds from disposal of premises held for sale	843	—
Net cash used in investing activities	$(83,940)	$(80,096)
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

	Nine Months Ended September 30,
($ in thousands)	2025	2024

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	$31,397	$313,356
Interest-bearing deposits	(32,616)	(474,828)
Long-term borrowings	—	50,000
Common stock dividends paid	(12,092)	(12,013)
Issuance of common stock	—	321
Net cash used in financing activities	(13,311)	(123,164)
Net decrease in cash and cash equivalents	(43,338)	(188,792)
Cash and cash equivalents at beginning of period	459,851	372,413
Cash and cash equivalents at end of period	$416,513	$183,621

Supplemental cash flows information:
Interest paid	$86,106	$91,619
Income taxes paid	12,205	—
Recognition of lease liabilities arising from right-of-use assets	1,166	25
Transfers from loans to repossessed assets	2,300	2,488
Transfer from loans held for sale to loans held for investment	649	—
Unrealized gains on available for sale securities	3,834	2,708
Transfer of premises to held for sale, included in other assets	—	1,387
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
Nature of Operations
The Company engages in the banking business through Shore United Bank, N.A. (the “Bank”), a national banking association with trust powers. The Company’s primary source of revenue is derived from interest earned on commercial, residential mortgage and other loans, and fees charged in connection with lending and other banking services located in Maryland, Delaware and Virginia. The Company engages in financial service offerings through Wye Financial Partners and offers corporate trustee services through Wye Trust, a division of the Bank. The Bank also conducts secondary market lending activities through a division of the Bank. Mid-Maryland Title Company, Inc. (the “Title Company”), engaged in title work related to real estate transactions. The Title Company ceased conducting real estate closings effective March 31, 2025.
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

Note 2 – Investment Securities
The following tables provide information on the amortized cost and estimated fair values of investment securities at September 30, 2025 and December 31, 2024.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities(1):
September 30, 2025
U.S. Treasury and government agency securities	$22,409	$3	$1,847	$20,565
Mortgage-backed securities	161,614	287	5,459	156,442
Other debt securities(2)	4,244	469	—	4,713
Total	$188,267	$759	$7,306	$181,720

December 31, 2024
U.S. Treasury and government agency securities	$22,984	$4	$2,786	$20,202
Mortgage-backed securities	130,439	84	8,139	122,384
Other debt securities(2)	6,170	469	13	6,626
Total	$159,593	$557	$10,938	$149,212
____________________________________
(1)No available for sale (“AFS”) securities were sold during the three and nine months ended September 30, 2025 and 2024.
(2)Other debt securities includes corporate and municipal bond obligations of state and political entities.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to maturity securities:
September 30, 2025
U.S. Treasury and government agency securities	$114,884	$—	$5,200	$109,684	$—
Mortgage-backed securities	311,689	101	34,436	277,354	—
Other debt securities(1)	6,962	26	486	6,502	95
Total	$433,535	$127	$40,122	$393,540	$95

December 31, 2024
U.S. Treasury and government agency securities	$132,560	$—	$8,555	$124,005	$—
Mortgage-backed securities	336,755	—	47,234	289,521	—
Other debt securities(1)	11,965	19	776	11,208	203
Total	$481,280	$19	$56,565	$424,734	$203
____________________________________
(1)Other debt securities includes corporate and municipal bond obligations of state and political entities.
Equity securities with aggregate fair values of $6.1 million and $5.8 million at September 30, 2025 and December 31, 2024, respectively, are presented separately on the consolidated balance sheets. The fair value adjustments recorded through earnings totaled a gain of $104 thousand and $79 thousand for the three months ended September 30, 2025 and 2024, respectively. The fair value adjustments recorded through earnings totaled a gain of $299 thousand and $38 thousand for the nine months ended September 30, 2025 and 2024, respectively.
The following table summarizes the activity in the allowance for credit losses (“ACL”) on held to maturity (“HTM”) securities for the periods presented.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balance, beginning of period	$199	$108	$203	$94
Provision for (reversal of) credit losses, other debt securities	(104)	(7)	(108)	7
Balance, end of period	$95	$101	$95	$101

A reversal of the provision for credit losses of $104 thousand and $7 thousand was recorded on HTM corporate and municipal bonds for the three months ended September 30, 2025 and 2024, respectively. A reversal of the provision for credit losses of $108 thousand and a provision for credit losses of $7 thousand was recorded on HTM corporate and municipal bonds for the nine months ended September 30, 2025 and 2024, respectively.
The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024.

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
Available for sale securities:
U.S. Treasury and government agency securities	$129	$1	$17,843	$1,846	$17,972	$1,847
Mortgage-backed securities	58,809	299	44,034	5,160	102,843	5,459
Total	$58,938	$300	$61,877	$7,006	$120,815	$7,306

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available for sale securities:
U.S. Treasury and government agency securities	$207	$—	$17,422	$2,786	$17,629	$2,786
Mortgage-backed securities	56,913	710	48,782	7,429	105,695	8,139
Other debt securities	—	—	1,988	13	1,988	13
Total	$57,120	$710	$68,192	$10,228	$125,312	$10,938
There were 114 AFS debt securities with a fair value below the amortized cost basis, with unrealized losses totaling $7.3 million as of September 30, 2025. The Company concluded that a credit loss does not exist in its AFS securities portfolio as of September 30, 2025, and no impairment loss has been recognized based on the fact that (1) changes in fair value were primarily caused by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more likely than not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All HTM and AFS securities were current with no securities past due or on nonaccrual as of September 30, 2025 and December 31, 2024.
All of the securities with unrealized losses in the portfolio have modest duration risk, low credit risk and minimal losses when compared to total amortized cost. The unrealized losses on debt securities that exist are the result of market changes in interest rates since original purchase and are not related to credit concerns. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were 114 AFS and 173 HTM securities in an unrealized loss position at September 30, 2025. There were 111 AFS and 187 HTM securities in an unrealized loss position at December 31, 2024. Net unrealized losses of the AFS securities totaled $6.5 million and $10.4 million as of September 30, 2025 and December 31, 2024, respectively.

The following table provides information on the amortized cost and estimated fair values of investment securities by contractual maturity date at September 30, 2025.

	Available for Sale		Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,481	$2,483	$28,563	$28,348
Due after one year through five years	21,363	19,690	77,589	74,265
Due after five years through ten years	2,556	2,868	5,490	5,026
Due after ten years	253	237	10,204	8,547
	$26,653	$25,278	$121,846	$116,186
Mortgage-backed securities	161,614	156,442	311,689	277,354
Total	$188,267	$181,720	$433,535	$393,540
The maturity dates for debt securities are determined using contractual maturity dates. Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations without prepayment penalties.
The Company has securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. At September 30, 2025, the aggregate carrying value of pledged AFS and HTM pledged securities was $67.6 million and $211.4 million, respectively. The comparable amounts for December 31, 2024 were $67.9 million and $197.5 million, respectively.
The following table sets forth the amortized cost and estimated fair values of securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged available for sale securities	$73,816	$67,644	$76,280	$67,926
Pledged held to maturity securities	211,434	191,089	197,474	173,248
There were no obligations of any issuer exceeding 10% of stockholders’ equity at September 30, 2025 or December 31, 2024.
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
The following table provides information about the principal classes of the loan portfolio at September 30, 2025 and December 31, 2024.

($ in thousands)	September 30, 2025	% of Total Loans	December 31, 2024	% of Total Loans
Commercial real estate	$2,642,601	54.12%	$2,557,806	53.60%
Residential real estate	1,383,348	28.33	1,329,406	27.85
Construction	352,116	7.21	335,999	7.04
Commercial	221,598	4.54	237,932	4.99
Consumer	278,242	5.70	303,746	6.37
Credit cards	5,064	0.10	7,099	0.15
Total loans	4,882,969	100.00%	4,771,988	100.00%
Less: allowance for credit losses	(59,554)		(57,910)
Total loans, net	$4,823,415		$4,714,078
Loans are stated at their principal amount outstanding, net of any purchase premiums/discounts and deferred fees and costs. Included in loans were deferred costs, net of fees, of $2.9 million and $3.2 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, loans included $1.58 billion and $1.69 billion, respectively, of aggregate loans that were acquired as part of the acquisitions of Severn Bancorp, Inc. (“Severn”) and The Community Financial Corporation (“TCFC”). These

balances are presented net of the related aggregate discounts, which totaled $82.5 million and $92.0 million at September 30, 2025 and December 31, 2024, respectively.
At September 30, 2025, the Bank was servicing $352.7 million in loans for the Federal National Mortgage Association and $109.1 million in loans for Federal Home Loan Mortgage Corporation.
The following tables provide information on amortized cost basis on nonaccrual loans by loan class as of September 30, 2025 and December 31, 2024.

($ in thousands)	Nonaccrual With No Allowance For Credit Loss	Nonaccrual With An Allowance For Credit Loss	Total Nonaccrual Loans
September 30, 2025
Nonaccrual loans:
Commercial real estate	$8,100	$2,062	$10,162
Residential real estate	9,362	547	9,909
Construction	52	—	52
Commercial	2,410	1,279	3,689
Consumer	518	—	518
Credit cards	—	48	48
Total	$20,442	$3,936	$24,378

Interest income	$359	$62	$421

($ in thousands)	Nonaccrual With No Allowance For Credit Loss	Nonaccrual With An Allowance For Credit Loss	Total Nonaccrual Loans
December 31, 2024
Nonaccrual loans:
Commercial real estate	$8,192	$2,194	$10,386
Residential real estate	6,741	873	7,614
Construction	360	—	360
Commercial	458	549	1,007
Consumer	761	712	1,473
Credit cards	—	168	168
Total	$16,512	$4,496	$21,008

Interest income	$274	$65	$339

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
September 30, 2025
Nonaccrual loans:
Commercial real estate	$2,991	$7,171	$10,162
Residential real estate	4,396	5,513	9,909
Construction	52	—	52
Commercial	172	3,517	3,689
Consumer	30	488	518
Credit cards	—	48	48
Total	$7,641	$16,737	$24,378

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
December 31, 2024
Nonaccrual loans:
Commercial real estate	$7,268	$3,118	$10,386
Residential real estate	3,979	3,635	7,614
Construction	360	—	360
Commercial	70	937	1,007
Consumer	1,431	42	1,473
Credit cards	146	22	168
Total	$13,254	$7,754	$21,008
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
Consumer credit cards are monitored based on a borrower payment history. Credit card loans are classified as performing and are typically charged off no later than 180 days past due or when, in the opinion of management, the collection of principal or interest is considered doubtful. As of September 30, 2025, there were two credit cards that were evaluated based on economic conditions specific to the loans or borrowers, and were downgraded to substandard and nonperforming.
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

The following table provides information on loan risk ratings as of September 30, 2025 and gross write-offs during the nine months ended September 30, 2025.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
September 30, 2025
Commercial real estate
Pass	$969,316	$399,232	$549,420	$255,268	$140,264	$201,680	$16,859	$27,384	$2,559,423
Special mention	15,429	2,905	34,190	346	—	—	—	—	52,870
Substandard	23,069	5,268	735	—	295	—	941	—	30,308
Total	$1,007,814	$407,405	$584,345	$255,614	$140,559	$201,680	$17,800	$27,384	$2,642,601
Gross charge-offs	$(109)	$—	$—	$—	$—	$—	$—	$—	$(109)

Residential real estate
Pass	$330,559	$187,331	$281,330	$220,723	$123,221	$84,798	$126,646	$703	$1,355,311
Special mention	1,730	14,860	—	—	—	—	—	—	16,590
Substandard	7,755	1,691	272	396	—	—	1,333	—	11,447
Total	$340,044	$203,882	$281,602	$221,119	$123,221	$84,798	$127,979	$703	$1,383,348
Gross charge-offs	$(4)	$—	$—	$—	$—	$—	$(45)	$—	$(49)

Construction
Pass	$32,373	$7,395	$23,910	$35,391	$134,353	$98,992	$18,775	$631	$351,820
Special mentions	—	—	—	—	—	—	—	—	—
Substandard	52	—	—	—	—	244	—	—	296
Total	$32,425	$7,395	$23,910	$35,391	$134,353	$99,236	$18,775	$631	$352,116
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$28,427	$26,853	$22,025	$25,952	$32,990	$21,407	$54,883	$1,671	$214,208
Special mention	110	38	125	115	82	57	1,010	—	1,537
Substandard	483	1,117	1,327	556	—	—	2,231	139	5,853
Total	$29,020	$28,008	$23,477	$26,623	$33,072	$21,464	$58,124	$1,810	$221,598
Gross charge-offs	$(51)	$—	$—	$(329)	$—	$—	$(31)	$(31)	$(442)

Consumer
Pass	$8,369	$49,271	$94,831	$45,560	$35,514	$43,354	$825	$—	$277,724
Special mention	—	—	—	—	—	—	—	—	—
Substandard	2	19	61	408	28	—	—	—	518
Total	$8,371	$49,290	$94,892	$45,968	$35,542	$43,354	$825	$—	$278,242
Gross charge-offs	$(359)	$(99)	$(1,538)	$(136)	$(314)	$—	$(16)	$—	$(2,462)

Total
Pass	$1,369,044	$670,082	$971,516	$582,894	$466,342	$450,231	$217,988	$30,389	$4,758,486
Special mention	17,269	17,803	34,315	461	82	57	1,010	—	70,997
Substandard	31,361	8,095	2,395	1,360	323	244	4,505	139	48,422
Total loans by risk category	$1,417,674	$695,980	$1,008,226	$584,715	$466,747	$450,532	$223,503	$30,528	$4,877,905

Total gross charge-offs	$(523)	$(99)	$(1,538)	$(465)	$(314)	$—	$(92)	$(31)	$(3,062)
The following table presents the amortized cost in credit card loans based on performing status and gross charge-off as of September 30, 2025 and gross write-offs during the nine months ended September 30, 2025. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
September 30, 2025
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$5,016	$—	$5,016
Nonperforming	—	—	—	—	—	—	48	—	48
Total	$—	$—	$—	$—	$—	$—	$5,064	$—	$5,064
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(525)	$—	$(525)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$5,064	$—	$5,064

Total gross charge-offs	$(523)	$(99)	$(1,538)	$(465)	$(314)	$—	$(617)	$(31)	$(3,587)

Total recorded investment	$1,417,674	$695,980	$1,008,226	$584,715	$466,747	$450,532	$228,567	$30,528	$4,882,969

The following table provides information on loan risk ratings as of December 31, 2024 and gross write-offs during the year ended December 31, 2024.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2020	2021	2022	2023	2024
December 31, 2024
Commercial real estate
Pass	$822,391	$297,098	$435,084	$534,936	$250,482	$136,891	$24,966	$14,084	$2,515,932
Special mention	7,514	—	2,964	19,746	—	—	417	—	$30,641
Substandard	7,684	—	2,991	—	—	—	558	—	11,233
Total	$837,589	$297,098	$441,039	$554,682	$250,482	$136,891	$25,941	$14,084	$2,557,806
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$291,306	$78,568	$211,938	$295,402	$220,753	$101,005	$119,367	$613	$1,318,952
Special mention	1,529	518	—	—	—	—	—	—	2,047
Substandard	5,414	—	1,342	290	885	—	476	—	8,407
Total	$298,249	$79,086	$213,280	$295,692	$221,638	$101,005	$119,843	$613	$1,329,406
Gross charge-offs	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Construction
Pass	$31,884	$8,191	$8,628	$56,685	$70,232	$131,383	$26,785	$1,851	$335,639
Special mentions	—	—	—	—	—	—	—	—	—
Substandard	360	—	—	—	—	—	—	—	360
Total	$32,244	$8,191	$8,628	$56,685	$70,232	$131,383	$26,785	$1,851	$335,999
Gross charge-offs	$—	$—	$(12)	$—	$—	$—	$—	$—	$(12)

Commercial
Pass	$25,214	$11,088	$40,817	$29,142	$29,458	$39,489	$57,982	$874	$234,064
Special mention	116	—	—	—	—	—	703	11	830
Substandard	515	—	8	1,257	500	—	257	501	3,038
Total	$25,845	$11,088	$40,825	$30,399	$29,958	$39,489	$58,942	$1,386	$237,932
Gross charge-offs	$(54)	$(11)	$—	$(56)	$(69)	$—	$—	$—	$(190)

Consumer
Pass	$1,315	$10,469	$60,718	$114,639	$61,652	$52,798	$682	$—	$302,273
Special mention	—	—	—	—	—	—	—	—	—
Substandard	2	—	48	860	563	—	—	—	1,473
Total	$1,317	$10,469	$60,766	$115,499	$62,215	$52,798	$682	$—	$303,746
Gross charge-offs	$(1,287)	$(12)	$(389)	$(1,764)	$(177)	$—	$(17)	$—	$(3,646)

Total
Pass	$1,172,110	$405,414	$757,185	$1,030,804	$632,577	$461,566	$229,782	$17,422	$4,706,860
Special mention	9,159	$518	$2,964	$19,746	$—	$—	$1,120	$11	33,518
Substandard	13,975	—	4,389	2,407	1,948	—	1,291	501	24,511
Total loans by risk category	$1,195,244	$405,932	$764,538	$1,052,957	$634,525	$461,566	$232,193	$17,934	$4,764,889

Total gross charge-offs	$(1,342)	$(23)	$(401)	$(1,820)	$(246)	$—	$(17)	$—	$(3,849)
The following table presents the amortized cost in credit card loans based on performing status and gross charge-off as of December 31, 2024 and gross write-offs during the year ended December 31, 2024. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2020	2021	2022	2023	2024
December 31, 2024
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$6,931	$—	$6,931
Nonperforming	—	—	—	—	—	—	168	—	168
Total	$—	$—	$—	$—	$—	$—	$7,099	$—	$7,099
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(584)	$—	$(584)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$7,099	$—	$7,099

Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(584)	$—	$(584)

Total recorded investment	$1,195,244	$405,932	$764,538	$1,052,957	$634,525	$461,566	$239,292	$17,934	$4,771,988
The following tables provide information on the aging of the Company’s loan portfolio as of September 30, 2025 and December 31, 2024.

($ in thousands)	30‑59 Days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
September 30, 2025
Commercial real estate	$1,594	$—	$—	$2,512	$479	$4,585	$2,630,845	$7,171	$2,642,601
Residential real estate	1,972	414	128	1,869	2,527	6,910	1,370,925	5,513	1,383,348
Construction	82	—	—	—	52	134	351,982	—	352,116
Commercial	9	—	—	8	164	181	217,900	3,517	221,598
Consumer	1,356	103	1	15	15	1,490	276,264	488	278,242
Credit cards	4	25	24	—	—	53	4,963	48	5,064
Total	$5,017	$542	$153	$4,404	$3,237	$13,353	$4,852,879	$16,737	$4,882,969
Percent of total loans	0.1%	0.0%	0.0%	0.1%	0.1%	0.3%	99.4%	0.3%	100.0%

($ in thousands)	30‑59 days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
December 31, 2024
Commercial real estate	$75	$—	$—	$2,328	$4,940	$7,343	$2,547,345	$3,118	$2,557,806
Residential real estate	3,828	246	127	655	3,324	8,180	1,317,591	3,635	1,329,406
Construction	30	—	—	—	360	390	335,609	—	335,999
Commercial	152	2	—	—	70	224	236,771	937	237,932
Consumer	4,068	55	—	1,180	251	5,554	298,150	42	303,746
Credit cards	161	190	167	—	146	664	6,413	22	7,099
Total	$8,314	$493	$294	$4,163	$9,091	$22,355	$4,741,879	$7,754	$4,771,988
Percent of total loans	0.2%	0.0%	0.0%	0.1%	0.2%	0.5%	99.4%	0.2%	100.0%

The following tables provide a summary of the activity in the ACL allocated by loan class for the three and nine months ended September 30, 2025 and 2024. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses from other loan classes.

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended September 30, 2025
Commercial real estate	$21,662	$(109)	$—	$(484)	$21,069
Residential real estate	21,720	(49)	190	949	22,810
Construction	5,805	—	—	416	6,221
Commercial	2,870	(440)	5	1,207	3,642
Consumer	6,188	(1,382)	54	842	5,702
Credit cards	238	(94)	—	(34)	110
Total	$58,483	$(2,074)	$249	$2,896	$59,554

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended September 30, 2024
Commercial real estate	$22,984	$—	$—	$115	$23,099
Residential real estate	20,500	—	1	1,206	21,707
Construction	3,471	—	1	(578)	2,894
Commercial	2,866	(154)	1	512	3,225
Consumer	8,145	(1,015)	88	36	7,254
Credit cards	512	(210)	—	188	490
Total	$58,478	$(1,379)	$91	$1,479	$58,669

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Nine Months Ended September 30, 2025
Commercial real estate	$22,846	$(109)	$78	$(1,746)	$21,069
Residential real estate	21,776	(49)	193	890	22,810
Construction	2,854	—	1	3,366	6,221
Commercial	3,138	(442)	92	854	3,642
Consumer	6,889	(2,462)	195	1,080	5,702
Credit cards	407	(525)	—	228	110
Total	$57,910	$(3,587)	$559	$4,672	$59,554

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Nine Months Ended September 30, 2024
Commercial real estate	$23,015	$—	$—	$84	$23,099
Residential real estate	19,909	(1)	5	1,794	21,707
Construction	3,935	(12)	7	(1,036)	2,894
Commercial	2,671	(177)	4	727	3,225
Consumer	7,601	(2,401)	232	1,822	7,254
Credit cards	220	(405)	9	666	490
Total	$57,351	$(2,996)	$257	$4,057	$58,669
The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment.

	September 30, 2025
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$10,162	$—	$10,162
Residential real estate	9,909	—	9,909
Construction	52	—	52
Commercial	—	3,689	3,689
Consumer	—	518	518
Total	$20,123	$4,207	$24,330

	December 31, 2024
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$10,386	$—	$10,386
Residential real estate	7,614	—	7,614
Construction	360	—	360
Commercial	—	1,007	1,007
Consumer	—	1,473	1,473
Total	$18,360	$2,480	$20,840
Loan Modifications to Borrowers Experiencing Financial Difficulty
Modifications to borrowers experiencing financial difficulty may include interest rate reduction, principal or interest forgiveness, forbearance, term extensions, and other combinations of actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
During the three months ended September 30, 2025, one loan modification in the form of an interest rate reduction was made to a borrower experiencing financial difficulty. For the nine months ended September 30, 2025, ten loan modifications in the form of interest rate reductions were made to borrowers experiencing financial difficulty. During the three and nine months ended September 30, 2024, zero loan modifications were made to borrowers experiencing financial difficulty. During the three and nine months ended September 30, 2025 and 2024, there were no defaults on loan modifications made to borrowers experiencing financial difficulty in the preceding 12 months.
As of September 30, 2025, ten commercial real estate loans with an aggregate balance of $6.8 million with borrowers experiencing financial difficulty that were modified during the preceding 12 months were classified as current accrual and current nonaccrual, of which $6.6 million were for commercial real estate loans, $177 thousand were for commercial loans and $33 thousand were for residential real estate loans.
Foreclosure Proceedings
There were $124 thousand of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of September 30, 2025 and $124 thousand as of December 31, 2024. There were $93 thousand of commercial real estate loans collateralized by commercial real estate that were in the process of foreclosure as of September 30, 2025 and $554 thousand as of December 31, 2024.
Other Real Estate Owned (“OREO”) and Repossessed Assets
OREO and repossessed assets are adjusted for fair value upon transfer from loans to foreclosed assets, establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. The Company had OREO and repossessed asset balances of $120 thousand and $3.4 million as of September 30, 2025 and $179 thousand and $3.3 million as of December 31, 2024, respectively.
Mortgage Servicing Rights (“MSRs”)
Mortgage loans are sold with servicing retained and the MSRs are initially recorded at fair value with the income statement effect recorded in mortgage banking revenue in the consolidated statements of income. Subsequently the MSRs are amortized to the income statement in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon fair value of the rights as compared to carrying amount. No impairment was recognized for the nine months ended September 30, 2025. The Company recognized net servicing income of $147 thousand and $425 thousand for the three months ended September 30, 2025 and 2024, respectively. The Company recognized net servicing income of $251 thousand and $81 thousand for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents activity in MSRs for the three and nine months ended September 30, 2025.

($ in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning balance	$5,396	$5,874
Net additions	54	111
Amortization expense	(157)	(362)
Other	—	(330)
Ending balance	$5,293	$5,293
The fair value of MSRs were determined using discount rates ranging from 9.5% to 10.0% at September 30, 2025 and December 31, 2024, respectively. The valuation on MSRs was not material at September 30, 2025 and December 31, 2024. Depending on the stratification of the specific mortgage servicing right, prepayment speeds ranged from 6.08% to 9.27% for the three months ended September 30, 2025 and 5.69% to 8.22% for the nine months ended September 30, 2025. The associated weighted-average default rates were 0.14% for the three and nine months ended September 30, 2025, respectively.

Note 4 – Goodwill and Other Intangible Assets
The following table provides information on the significant components of goodwill and other acquired intangible assets at September 30, 2025 and December 31, 2024.

	September 30, 2025
($ in thousands)	Goodwill	Core Deposit Intangible
Gross carrying amount	$63,266	$59,151
Accumulated amortization	—	(27,429)
Net carrying amount	$63,266	$31,722

	December 31, 2024
($ in thousands)	Goodwill	Core Deposit Intangible
Gross carrying amount	$63,266	$59,151
Accumulated amortization	—	(20,840)
Net carrying amount	$63,266	$38,311
The aggregate amortization expense for the core deposit intangible was $2.0 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively and $6.6 million and $7.5 million for the nine months ended September 30, 2025 and 2024, respectively.
At September 30, 2025, the estimated future remaining amortization for amortizing core deposit intangibles within the years ending December 31 is as follows:

($ in thousands)	Amortization Expense
2025	$2,000
2026	7,398
2027	6,208
2028	5,060
2029	3,980
Thereafter	7,076
Total amortizing intangible assets	$31,722

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
The following tables present information about the Company’s leases as of and for the periods presented.

($ in thousands)	September 30, 2025	December 31, 2024
Lease liabilities	$11,395	$11,844
Right-of-use assets	$10,896	$11,385
Weighted-average remaining lease term	9.06 years	10.20 years
Weighted-average discount rate	3.44%	3.29%
Remaining lease term - min	0.62 years	0.01 years
Remaining lease term - max	15.93 years	16.68 years

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease cost ($ in thousands)	2025	2024	2025	2024
Operating lease cost	$511	$473	$1,497	$1,445
Total lease cost	$511	$473	$1,497	$1,445

Cash paid for amounts included in the measurement of lease liabilities	$501	$449	$1,446	$1,367
The following table presents a maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to total operating lease liabilities at September 30, 2025.

Lease payments due ($ in thousands)	September 30, 2025
2025	$508
2026	1,994
2027	1,850
2028	1,779
2029	1,354
Thereafter	5,576
Total undiscounted cash flows	13,061
Less: imputed interest	1,666
Lease liabilities	$11,395
Total gross rental income was $225 thousand and $266 thousand for the three months ended September 30, 2025 and 2024, respectively. Total gross rental income was $839 thousand and $799 thousand for the nine months ended September 30, 2025 and 2024, respectively.

Note 6 - Deposits
Deposits consist of the following categories as of the dates indicated:

($ in thousands)	September 30, 2025		December 31, 2024
	Balance	% of Total Deposits	Balance	% of Total Deposits
Noninterest-bearing	$1,594,212	28.84%	$1,562,815	28.27%
Interest-bearing:
Interest-bearing checking	851,963	15.41	978,076	17.69
Money market and savings	1,790,001	32.38	1,805,884	32.67
Time deposits	1,281,132	23.17	1,181,561	21.37
Brokered deposits	10,857	0.20	—	—
Total interest-bearing	3,933,953	71.16	3,965,521	71.73
Total deposits	$5,528,165	100.00%	$5,528,336	100.00%
The following table provides information on the approximate maturities of total time deposits at September 30, 2025.

($ in thousands)	September 30, 2025
Within one year	$1,155,615
Year 2	101,932
Year 3	12,120
Year 4	4,815
Year 5	6,649
Thereafter	1
Total	$1,281,132
The approximate amount of certificates of deposit that exceeded the FDIC insurance limit of $250,000 or more was $411.1 million and $374.1 million at September 30, 2025 and December 31, 2024, respectively.

Note 7 - Borrowings
The following table summarizes certain information of the Company’s long-term debt at September 30, 2025 and December 31, 2024.

($ in thousands)	September 30, 2025	December 31, 2024	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
Subordinated Debentures due September 2030	$25,000	$25,000	2020	2030	2025	5.375% through September 2025, 3-month SOFR* + 5.265% thereafter
Subordinated Debentures due October 2030	19,500	19,500	2020	2030	2025	4.75% through October 2025, 3-month SOFR + 4.58% thereafter
Total subordinated debentures	44,500	44,500

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.00%
Tri-County Capital Trust I	7,217	7,217	2004	2034		90-day SOFR + 2.60%
Tri-County Capital Trust II	5,155	5,155	2005	2035		90-day SOFR + 1.70%
Total trust preferred securities	32,991	32,991
Less: net discount and unamortized issuance costs	(2,997)	(3,774)
Total long-term debt	$74,494	$73,717
____________________________________
*    Secured Overnight Financing Rate (“SOFR”).
At September 30, 2025, subordinated debentures consisted of $25.0 million of long-term debt issued by the Company in August 2020, and $19.5 million of long-term debt assumed as a result of the merger with TCFC. As of September 30, 2025, the recorded balance of subordinated debt issued by the Company and the assumed subordinated debt from TCFC, net of unamortized issuance costs and fair value discounts, were $25.0 million and $19.4 million, respectively. The Company has the option to redeem the subordinate notes in part or whole as of September 1, 2025. As of September 30, 2025, 80% of the subordinated debt was considered Tier 2 capital under current regulatory guidelines.
The Company assumed trust preferred securities in the aggregate of $33.0 million as a result of the merger with TCFC in 2023 and the acquisition of Severn in 2021. Trust preferred securities consisted of $20.6 million issued by Severn Capital Trust I, $7.2 million issued by Tri-County Capital Trust I and $5.2 million issued by Tri-County Capital Trust II. The recorded balance of the junior subordinated debt securities of Severn Capital Trust I at September 30, 2025 was $18.9 million, net of the unamortized fair value adjustment of $1.7 million. At September 30, 2025, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.7 million and $4.5 million, respectively, which are presented net of the unamortized fair value adjustments of $523 thousand and $678 thousand, respectively. As of September 30, 2025, the entire amount of trust preferred securities debt is considered Tier 2 capital under current regulatory guidelines.
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank (“FHLB”) to meet short-term liquidity needs. There were $50.0 million of outstanding borrowings from the FHLB at September 30, 2025 and December 31, 2024. The $50.0 million FHLB advance originated on May 7, 2024 was for an initial term of 18-months at a rate of 4.79%. The Company did not have any short-term borrowings from the FHLB at September 30, 2025 and December 31, 2024. Further information on these obligations is provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 8 – Derivatives
The Company maintains and accounts for derivatives, in the form of interest rate lock commitments (“IRLCs”) and mandatory forward contracts, in accordance with the FASB guidance on accounting for derivative instruments and hedging activities. The Company recognizes gains and losses through mortgage banking revenue in the consolidated statements of income.
IRLCs on mortgage loans that the Company intends to sell in the secondary market are considered derivatives. The Company is exposed to price risk from the time a mortgage loan is locked in until the time the loan is sold. The period of time between issuance of a loan commitment, closing and sale of the loan generally ranges from 14 days to 120 days, however, this period may be longer for construction to permanent loans that are originated with the intent of selling in the secondary market upon permanent financing. For these IRLCs and closed inventory in loans held for sale, the Company attempts to protect itself from changes in interest rates through the use of to be announced (“TBA”) securities, which are forward contracts, as well as, to a significantly lesser degree, loan level commitments in the form of best efforts and mandatory forward contracts. These assets and liabilities are included in the consolidated balance sheets in other assets and accrued expenses and other liabilities, respectively.
The following table provides information pertaining to the carrying amounts of the Company’s derivative financial instruments at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
($ in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset – IRLCs	$12,278	$216	$7,527	$113
Asset – TBA securities	24,250	38	22,100	164
Liability – IRLCs	180	1	—	—
Liability – TBA securities	16,250	47	7,550	23
Note 9 – Accumulated Other Comprehensive Loss
The Company records unrealized holding gains (losses), net of tax, on AFS securities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024.

	Accumulated Other Comprehensive Loss
	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning of period	$(5,603)	$(8,260)	$(7,545)	$(7,494)
Other comprehensive income, net of tax	844	2,734	2,786	1,968
End of period	$(4,759)	$(5,526)	$(4,759)	$(5,526)
Note 10 – Regulatory Capital Requirements
Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of common equity Tier 1 (“CET1”), Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (leverage ratio). As of September 30, 2025 and December 31, 2024, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of December 31, 2024, the most recent notification from the Bank’s primary regulator categorized the Bank, as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as “well-capitalized,” the Bank must maintain minimum CET1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are outlined in the table below.
The following table presents the capital amounts and ratios for the Company and the Bank as of September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
	Amount	Regulatory Minimum Ratio + Capital Conservation Buffer	To Be Well-Capitalized Under Prompt Corrective Action Regulation(1)	Amount
($ in thousands)
The Company Amounts
Common Equity Tier 1 Capital	$496,709	$340,707	N/A	$458,258
Tier 1 Capital	526,794	413,715	N/A	488,105
Total Capital	627,055	511,060	N/A	591,228
Risk-Weighted Assets	4,867,237	237,716	N/A	4,852,564

The Company Ratios
Common Equity Tier 1 Capital to Risk-Weighted Assets (“RWA”)	10.21%	7.00%	N/A	9.44%
Tier 1 Capital to RWA	10.82	8.50	N/A	10.06
Total Capital to RWA	12.88	10.50	N/A	12.18
Tier 1 Capital to Average Assets (Leverage)(2)	8.86	4.00	N/A	8.02

The Bank Amounts
Common Equity Tier 1 Capital	$559,212	$340,541	$316,217	$521,453
Tier 1 Capital	559,212	413,514	389,190	521,453
Total Capital	620,034	510,811	486,487	580,706
Risk-Weighted Assets	4,864,871	237,596	296,995	4,851,903

The Bank Ratios
Common Equity Tier 1 Capital to RWA	11.49%	7.00%	6.50%	10.75%
Tier 1 Capital to RWA	11.49	8.50	8.00	10.75
Total Capital to RWA	12.75	10.50	10.00	11.97
Tier 1 Capital to Average Assets (Leverage)(2)	9.41	4.00	5.00	8.58
____________________________________
(1)Applies to the Bank only.
(2)Tier 1 Capital to Average Assets (Leverage) has no capital conservation buffer defined. The PCA well-capitalized threshold is defined as 5.00%.
As of September 30, 2025, both the Company and the Bank satisfy the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Capital to RWA, which was 4.82% above the minimum buffer ratio and, at the Bank, the lowest ratio was the Total Capital to RWA, which was 4.75% above the minimum buffer ratio.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the Federal Reserve Bank, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. At September 30, 2025, the Bank could pay dividends to the Company to the extent of its earnings, so long as it maintained required capital ratios.

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
IRLCs
The Company utilizes a third-party specialist model to estimate the fair value of IRLCs, which are valued based upon mortgage securities (TBA) prices less estimated costs to process and settle the loan. Fair value is adjusted for the estimated probability of the loan closing with the borrower (Level 3).

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
September 30, 2025
IRLCs – net asset	$215	Market Approach	Range of pull through rate	79% - 100%
			Average pull through rate	89%

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2024
IRLCs – net asset	$113	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	89%
The following table presents activity in the IRLCs – net asset for the three and nine months ended September 30, 2025.

($ in thousands)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Beginning balance	$426	$113
Valuation adjustment	(211)	102
Ending balance	$215	$215
Forward Contracts
To avoid interest rate risk, the Company hedges the open locked/closed position with TBA forward trades. On a regular basis, the Company allocates disbursed loans to mandatory commitments with government-sponsored enterprises and private investors delivering the loans within 120 days of origination to maximize interest earnings. For a small percentage of business, the Company enters into best efforts forward sales commitments with investors at the time it makes an IRLC to a borrower. Once a loan has been closed and funded, the best efforts commitments convert to mandatory forward sales commitments. The mandatory commitments are derivatives, and the Company measures and reports them at fair value. Fair value is based on the gain or loss that would occur if the Company were to pair-off the transaction with the investor at the measurement date. This is a Level 2 input. The Company has elected to measure and report best efforts commitments at fair value using a valuation methodology similar to that used for mandatory commitments.
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

The following tables present the recorded amount of assets measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024. No assets were transferred from one hierarchy level to another during the nine months ended September 30, 2025 or 2024.

($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Assets:
Available for sale securities:
U.S. government agency securities	$20,565	$—	$20,565	$—
Mortgage-backed securities	156,442	—	156,442	—
Other debt securities	4,713	—	4,713	—
Total available for sale securities	181,720	—	181,720	—

Equity securities	6,113	—	6,113	—

TBA forward trades	38	—	38	—
Loans held for sale	21,500	—	21,500	—
IRLCs	216	—	—	216
Total assets at fair value	$209,587	$—	$209,371	$216

Liabilities:
IRLCs	$1	$—	$—	$1
TBA forward trades	47	—	47	—
Total liabilities at fair value	$48	$—	$47	$1

($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Available for sale securities:
U.S. government agency securities	$20,202	$—	$20,202	$—
Mortgage-backed securities	122,384	—	122,384	—
Other debt securities	6,626	—	6,626	—
Total available for sale securities	149,212	—	149,212	—

Equity securities	5,814	—	5,814	—

TBA forward trades	164	—	164	—
Loans held for sale	19,606	—	19,606	—
IRLCs	113	—	—	113
Total assets at fair value	$174,909	$—	$174,796	$113

Liabilities:
TBA forward trades	$23	$—	$23	$—
Total liabilities at fair value	$23	$—	$23	$—
Assets Measured at Fair Value on a Nonrecurring Basis
Individually Evaluated Collateral-Dependent Loans

Loans for which repayment is substantially expected to be provided through the operation or sale of collateral are considered collateral dependent and are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, where applicable. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy.
OREO (Foreclosed Assets)
Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. The estimated fair value for foreclosed assets included in Level 3 are determined by independent market-based appraisals and other available market information, less costs to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to the initial recognition, the Company records the foreclosed asset as a non-recurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.
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
The following tables set forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis at September 30, 2025 and December 31, 2024 that are valued at lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted-Average
September 30, 2025
Nonrecurring measurements:

Individually evaluated collateral dependent loan
Commercial real estate	$6,781	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	1% - 61% 10%	26% 10%
Residential real estate	456	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	54% 10%	3% 10%
Commercial	112	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	100% 10%	2% 10%
Other real estate owned	120	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
Repossessed assets	3,432	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	56%

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted-Average
December 31, 2024
Nonrecurring measurements:

Individually evaluated collateral dependent loan
Commercial real estate	$2,220	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	62% 10%	38% 10%
Residential real estate	817	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	55% - 100% 10%	17% 10%
Consumer	624	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	80% - 86% 10%	15% 10%
Other real estate owned	179	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
Repossessed assets	3,315	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	39%
Assets held for sale	900	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
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
The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2025 and December 31, 2024. Fair values for September 30, 2025 and December 31, 2024 were estimated using an exit price notion.

September 30, 2025	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$416,513	$416,513	$416,513	$—	$—
Available for sale securities	181,720	181,720	—	181,720	—
Held to maturity securities	433,440	393,540	—	393,540	—
Equity securities	6,113	6,113	—	6,113	—
Restricted securities	20,364	N/A	—	N/A	—
Loans held for sale	21,500	21,500	—	21,500	—
TBA securities	38	38	—	38	—
Loans held for investment, at amortized cost, net	4,823,415	4,731,552	—	—	4,731,552
Mortgage servicing rights	5,293	5,293	—	5,293	—
Accrued interest receivable	20,408	20,408	—	20,408	—
IRLCs	216	216	—	—	216

Liabilities
Deposits:
Noninterest-bearing	$1,594,212	$1,594,212	$—	$1,594,212	$—
Interest-bearing checking	851,963	851,963	—	851,963	—
Money market and savings	1,790,001	1,790,001	—	1,790,001	—
Time deposits	1,281,132	1,279,762	—	1,279,762	—
Brokered deposits	10,857	10,863	—	10,863	—
FHLB advances	50,000	50,024	—	50,024	—
TRUPS	30,085	28,499	—	28,499	—
Subordinated debt	44,409	44,535	—	44,535	—
TBA Securities	47	47	—	47	—
Accrued interest payable	3,403	3,403	—	3,403	—
IRLCs	1	1	—	—	1

December 31, 2024	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$459,851	$459,851	$459,851	$—	$—
Available for sale securities	149,212	149,212	—	149,212	—
Held to maturity securities	481,077	424,734	—	424,734	—
Equity securities	5,814	5,814	—	5,814	—
Restricted securities	20,253	20,253	—	20,253	—
Loans held for sale	19,606	19,606	—	19,606	—
TBA securities	164	164	—	164	—
Loans held for investment, at amortized cost, net	4,714,078	4,561,449	—	—	4,561,449
Mortgage servicing rights	5,874	5,874	—	5,874	—
Accrued interest receivable	19,570	19,570	—	19,570	—
IRLCs	113	113	—	—	113

Liabilities
Deposits:
Noninterest-bearing	$1,562,815	$1,562,815	$—	$1,562,815	$—
Interest bearing checking	978,076	978,076	—	978,076	—
Money market and savings	1,805,884	1,805,884	—	1,805,884	—
Time deposits	1,181,561	1,179,716	—	1,179,716	—
FHLB advances	50,000	50,201	—	50,201	—
TRUPS	29,847	27,952	—	27,952	—
Subordinated debt	43,870	43,669	—	43,669	—
TBA securities	23	23	—	23	—
Accrued interest payable	3,398	3,398	—	3,398	—
Note 13 – Commitments and Contingencies
In the normal course of business, to meet the financial needs of its customers, the Bank is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to make loans are generally made for a period of 90 days or less. As of September 30, 2025, the Company’s outstanding fixed rate loan commitments have interest rates ranging from 6.49% to 9.24%.
The following table provides information on commitments outstanding at September 30, 2025 and December 31, 2024.

($ in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit
Fixed	$218,027	$261,794
Variable	495,157	497,686
Total commitments to extend credit	$713,184	$759,480

Letters of credit
Fixed	$7,020	$8,980
Variable	18,332	18,981
Total letters of credit	$25,352	$27,961

Total commitments outstanding	$738,536	$787,441

The Bank had a reserve for off-balance sheet credit exposures of $2.1 million and $1.1 million as of September 30, 2025 and December 31, 2024, respectively. The reserve was estimated based on the historic losses experienced by the Company. Losses are charged against the allowance when management believes the required funding of these exposures is uncollectible. While this evaluation is completed on a regular basis, it is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
In the normal course of business, the Company may become involved in litigation arising from banking, financial and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results, or liquidity.

Note 14 – Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Net income	$14,348	$11,189	$43,619	$30,607

Average number of common shares outstanding	33,419,291	33,317,739	33,381,568	33,247,210
Dilutive effect of common stock equivalents	16,571	21,266	10,730	7,496
Average number of common shares used to calculate diluted EPS	33,435,862	33,339,005	33,392,298	33,254,706

Anti-dilutive shares	—	—	483	—

Basic net income per common share	$0.43	$0.34	$1.31	$0.92
Diluted net income per common share	$0.43	$0.34	$1.31	$0.92
There were zero anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings per share for both the three months ended September 30, 2025 and 2024. There were 483 and zero anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2025 and 2024, respectively.
Note 15 – Revenue Recognition
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
Check orders and other deposit account-related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or at the end of the month through a direct charge to customers’ accounts.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,599	$1,543	$4,632	$4,543
Trust and investment fee income	898	880	2,663	2,510
Interchange income	1,858	1,711	5,223	5,015
Other noninterest income	777	606	2,961	2,633
Noninterest income (in-scope of Topic 606)	5,132	4,740	15,479	14,701
Noninterest income (out-of-scope of Topic 606)	2,569	2,547	8,542	7,593
Total noninterest income	$7,701	$7,287	$24,021	$22,294
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
FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. The statements contained herein that are not historical facts are forward-looking statements (as defined by the Private Securities Litigation Reform Act of 1995) based on management’s current expectations and beliefs concerning future developments and their potential effects on the Company. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. There can be no assurance that future developments affecting the Company will be the same as those anticipated by management. These statements are evidenced by terms such as “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, or future or conditional verbs such as “should,” “could,” or “may.” Although forward-looking statements reflect management’s good faith beliefs and projections, they are not guarantees of future performance and they may not prove true. These forward-looking statements involve risk and uncertainties that could cause actual results to differ materially from those addressed in the forward-looking statements. While there is no assurance that any list of risks and uncertainties or risk factors is complete, below are certain factors which could cause actual results to differ materially from those contained or implied in the forward-looking statements:
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
•the effects of federal government shutdowns, debt ceiling standoff, or other uncertainty regarding fiscal and governmental policies of the U.S. federal government;
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
The Company’s most significant accounting policies are presented in Note 1 – “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8. of the 2024 Annual Report. These policies, along with the disclosures presented in the notes to consolidated financial statements and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policy for the allowance for credit losses (“ACL”) on loans is a critical accounting policy. This policy is considered critical because it relates to an accounting area that requires the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.
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

OVERVIEW
The Company’s net income for the third quarter of 2025 was $14.3 million, or $0.43 per diluted common share, compared to $15.5 million, or $0.46 per diluted common share, for the second quarter of 2025. The Company had net income of $11.2 million, or $0.34 per diluted common share, for the third quarter of 2024.
Third Quarter 2025 Highlights
•Return on Average Assets (“ROAA”) – The Company reported ROAA of 0.95% for the third quarter of 2025, compared to 1.03% for the second quarter of 2025 and 0.77% for the third quarter of 2024. Non-U.S. generally accepted accounting principles (“GAAP”) ROAA(1) was 1.05% for the third quarter of 2025, compared to 1.15% for the second quarter of 2025 and 0.90% for the third quarter of 2024.
•Net Income – Net income for the third quarter of 2025 decreased $1.2 million to $14.3 million from $15.5 million in the second quarter of 2025. Net income decreased primarily due to lower noninterest income of $1.6 million driven by reduced mortgage banking activity and a higher provision for loan losses of $1.5 million due to a large marine loan write-off, partially offset by an increase in net interest income of $1.4 million. Net income for the nine months ended September 30, 2025 was $43.6 million, compared to $30.6 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in net interest income due to loans repricing favorably coupled with a lower cost of deposits during the period.
•Net Interest Margin (“NIM”) – Net interest income for the third quarter of 2025 increased $1.4 million to $48.7 million from $47.3 million for the second quarter of 2025. NIM increased 7 basis points (“bps”) to 3.42% during the third quarter of 2025 from 3.35% in the second quarter of 2025. NIM excluding accretion(1) increased for the comparable periods from 3.10% to 3.22%. Excluding accretion interest, loan yields increased 6 bps and funding costs decreased 6 bps for the comparable periods. Net interest income increased due to modest loan growth coupled with a lower cost of deposits. These favorable changes were partially offset by a lower yield on investments and lower average deposits with other institutions.
•Book Value per Share – Book value per share increased to $17.27 at September 30, 2025 from $16.94 at June 30, 2025 and $16.00 at September 30, 2024.
•Asset Quality – Nonperforming assets to total assets were 0.45% at September 30, 2025, an increase from 0.33% at June 30, 2025 and 0.27% at September 30, 2024. Classified assets to total assets were 0.83% at September 30, 2025, an increase when compared to 0.37% at June 30, 2025 and 0.39% at September 30, 2024. The allowance for credit losses (“ACL”) was $59.6 million at September 30, 2025, compared to $57.9 million at December 31, 2024 and $58.7 million at September 30, 2024. The ACL as a percentage of loans increased to 1.22% at September 30, 2025 compared to 1.21% at December 31, 2024, and decreased compared to 1.24% at September 30, 2024.
•Operating Leverage – The efficiency ratio for the third quarter of 2025 was 61.00% compared to 60.83% in the second quarter of 2025 and 67.49% for the third quarter of 2024. The non-GAAP efficiency ratio(1), which excludes amortization, was 57.30% for the third quarter of 2025, compared to 56.73% for the second quarter of 2025 and 62.10% for the third quarter of 2024. Management anticipates ongoing expense management of professional services and technology investments will result in continued improvements in operating leverage over time.

____________________________________
(1)See the Reconciliation of GAAP and non-GAAP Measures tables.

SUMMARY OF OPERATING RESULTS
A comparison of the results of operations for the three and nine months ended September 30, 2025 and 2024 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
OPERATING DATA
Total interest income	$77,187	$74,689	$229,871	$218,934
Total interest expense	28,532	31,426	87,935	92,396
Net interest income	48,655	43,263	141,936	126,538
Provision for credit losses	2,992	1,470	5,548	3,958
NII after provision for credit losses	45,663	41,793	136,388	122,580
Total noninterest income	7,701	7,287	24,021	22,294
Total noninterest expense	34,379	34,114	102,536	104,311
Income before income taxes	18,985	14,966	57,873	40,563
Income tax expense	4,637	3,777	14,254	9,956
Net income	$14,348	$11,189	$43,619	$30,607

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
KEY OPERATING RATIOS
ROAA – GAAP	0.95%	0.77%	0.96%	0.70%
Adjusted ROAA – non-GAAP(1)	1.05	0.90	1.07	0.91
Return on average common equity (“ROACE”) – GAAP	9.96	8.41	10.43	7.84
Return on average tangible common equity (“ROATCE”) – non-GAAP(2)	11.98	10.50	12.65	9.88
Average total equity to average total assets	9.49	9.11	9.23	8.98
	2.46	2.06	2.38	2.18
Interest rate spread	3.42	3.17	3.34	3.12
Efficiency ratio – GAAP(3)	61.00	67.49	61.78	70.09
Efficiency ratio – non-GAAP(4)	57.30	62.10	57.73	61.83
Noninterest income to average assets	0.51	0.50	0.53	0.51
Noninterest expense to average assets	2.27	2.34	2.26	2.40
Net operating expense to average assets – GAAP(5)	1.76	1.84	1.73	1.89

COMMON SHARE DATA
Basic net income per common share	$0.43	$0.34	$1.31	$0.92
Diluted net income per common share	$0.43	$0.34	$1.31	$0.92
Cash dividends paid per common share	$0.12	$0.12	$0.36	$0.36
Common dividend payout ratio	27.91%	35.29%	27.48%	39.13%
____________________________________
(1)ROAA – non-GAAP is computed by dividing i) net income excluding net of tax adjustments for the amortization of other intangible assets, credit card fraud losses and the sale and fair value of held for sale assets by ii) average assets.
(2)ROATCE is computed by dividing net earnings applicable to common stockholders by average tangible common equity. ROATCE is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. Refer to Use of Non-GAAP Financial Measures for additional details.
(3)Efficiency ratio – GAAP is computed by dividing i) noninterest expense by ii) the sum of net interest income and noninterest income.
(4)Efficiency ratio – non-GAAP is computed by dividing i) noninterest expense less amortization of other intangible assets and credit card fraud losses by ii) the sum of taxable-equivalent net interest income and noninterest income less the sale and the fair value of held for sale assets.
(5)Net operating expense is the sum of noninterest expense offset by noninterest income.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
Summary of Financial Results
The Company reported net income for the three months ended September 30, 2025 of $14.3 million, or $0.43 diluted earnings per common share, compared to $11.2 million, or diluted earnings per common share of $0.34, for the three months ended September 30, 2024.
The following table presents selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Interest and dividend income	$77,187	$74,689	$2,498	3.3%
Interest expense	28,532	31,426	(2,894)	(9.2)
Net interest income	48,655	43,263	5,392	12.5
Provision for credit losses	2,992	1,470	1,522	103.5
Noninterest income	7,701	7,287	414	5.7
Noninterest expense	34,379	34,114	265	0.8
Income before income taxes	18,985	14,966	4,019	26.9
Income tax expense	4,637	3,777	860	22.8
Net income	$14,348	$11,189	$3,159	28.2
Net Interest Income
Tax-equivalent NII is NII adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent NII was $48.7 million for the third quarter of 2025 and $43.3 million for the third quarter of 2024. The increase was primarily due to increases in interest and fees on loans of $1.8 million and interest on deposits at other banks of $651 thousand, coupled with a decrease in interest expense on deposits of $2.4 million and borrowings of $512 thousand.

	Three Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Interest and dividend income
Loans, including fees	$70,930	$69,157	$1,773	2.6%
Interest and dividends on investment securities	5,042	4,968	74	1.5
Interest on deposits with banks	1,215	564	651	115.4
Total interest and dividend income	$77,187	$74,689	$2,498	3.3

Interest expense
Deposits	$26,474	$28,856	$(2,382)	(8.3)%
Short-term borrowings	640	491	149	30.3
Long-term borrowings	1,418	2,079	(661)	(31.8)
Total interest expense	$28,532	$31,426	$(2,894)	(9.2)

Taxable-equivalent adjustment	$83	$82	$1	1.2%

Tax-equivalent net interest income	$48,738	$43,345	$5,393	12.4%

Average Balances and Yields
The following table presents the distribution of the average consolidated balance sheets, interest income, interest expense and annualized yields earned and rates paid for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning assets
Loans(1), (2), (3)
Commercial real estate	$2,615,409	$38,077	5.78%	$2,522,170	$36,376	5.74%
Residential real estate	1,407,076	19,711	5.56	1,332,891	19,315	5.76
Construction	347,574	5,848	6.68	336,209	5,307	6.28
Commercial	219,002	3,380	6.12	212,611	3,763	7.04
Consumer	289,729	3,877	5.31	322,988	4,306	5.30
Credit cards	5,213	118	8.98	7,132	170	9.48
Total loans	4,884,003	71,011	5.77	4,734,001	69,237	5.82

Investment securities
Taxable	663,884	5,036	3.03	655,718	4,962	3.03
Tax-exempt(1)	651	8	4.92	657	8	4.87
Interest-bearing deposits	110,443	1,215	4.36	44,935	564	4.99
Total earning assets	5,658,981	$77,270	5.42	5,435,311	$74,771	5.47
Cash and due from banks	49,405			46,996
Other assets	370,952			386,700
Allowance for credit losses	(58,764)			(58,515)
Total assets	$6,020,574			$5,810,492

Interest-bearing liabilities
Interest-bearing checking	$689,906	$5,157	2.97%	$581,517	$5,472	3.74%
Money market and savings deposits	1,714,161	9,277	2.15	1,670,210	10,420	2.48
Time deposits	1,277,403	11,935	3.71	1,229,273	12,742	4.12
Brokered deposits	10,891	105	3.82	25,829	222	3.42
Interest-bearing deposits(4)	3,692,361	26,474	2.84	3,506,829	28,856	3.27
FHLB advances	52,391	640	4.85	83,500	1,116	5.32
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”)(4)	74,363	1,418	7.57	72,946	1,454	7.93
Total interest-bearing liabilities	3,819,115	28,532	2.96	3,663,275	31,426	3.41
Noninterest-bearing deposits	1,587,891			1,579,519
Accrued expenses and other liabilities	42,321			38,543
Stockholders’ equity	571,247			529,155
Total liabilities and stockholders’ equity	$6,020,574			$5,810,492

Net interest income		$48,738			$43,345

Net interest spread			2.46%			2.06%
Net interest margin			3.42			3.17
Net interest margin excluding accretion(3)			3.22			2.84
Cost of funds			2.09			2.38
Cost of deposits			1.99			2.26
Cost of debt			6.44			6.54
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $3.3 million and $5.0 million of accretion interest on loans for the three months ended September 30, 2025 and 2024, respectively.
(4) Interest expense on deposits and borrowings includes amortization of deposit discounts and amortization of borrowing fair value adjustments. There were $280 thousand and $287 thousand of amortization of deposit discounts and $232 thousand and $232 thousand of amortization of borrowing fair value adjustments for the three months ended September 30, 2025 and 2024, respectively.

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

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
($ in thousands)	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Commercial real estate	$1,447	$254	$1,701
Residential real estate	1,068	(672)	396
Construction	202	339	541
Commercial	110	(493)	(383)
Consumer	(437)	8	(429)
Credit cards	(43)	(9)	(52)
Taxable investment securities	671	(597)	74
Interest-bearing deposits	651	—	651
Total interest income	$3,669	$(1,170)	$2,499

Interest-bearing liabilities:
Interest-bearing checking deposits	$814	$(1,129)	$(315)
Money market and savings deposits	246	(1,389)	(1,143)
Time deposits	463	(1,270)	(807)
Brokered deposits	(143)	26	(117)
Advances from FHLB	(377)	(99)	(476)
Subordinated debt	30	(66)	(36)
Total interest-bearing liabilities	1,033	(3,927)	(2,894)
Net change in net interest income	$2,636	$2,757	$5,393
Fluctuations in NII can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
NII was $48.7 million for the third quarter of 2025, compared to $43.3 million for the third quarter of 2024. The increase was primarily due to increases in interest and fees on loans of $1.8 million and interest on deposits at other banks of $651 thousand, as well as an increase in interest expense on short-term borrowings of $149 thousand.
The Company’s NIM increased to 3.42% for the three months ended September 30, 2025, from 3.17% for the three months ended September 30, 2024. Comparing the three months ended September 30, 2025 to the three months ended September 30, 2024, the Company’s interest-earning asset yields decreased to 5.42% from 5.47%, while the cost of funds repriced at a faster pace, which resulted in a decrease of 29 bps basis points, from 2.38% to 2.09% for the same period.
Provision for Credit Losses (“PCL”) and ACL
Refer to the discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this management’s discussion and analysis of financial condition and results of operations.
Noninterest Income
Total noninterest income for the three months ended September 30, 2025 was $7.7 million, an increase of $414 thousand from $7.3 million for the three months ended September 30, 2024. The increase was primarily due to a $101 thousand increase in mortgage banking revenue, driven by increased mortgage servicing activity, and a $147 thousand increase in interchange credits.

Noninterest Expense
Total noninterest expense of $34.4 million for the three months ended September 30, 2025 increased $265 thousand when compared to the three months ended September 30, 2024 total noninterest expense of $34.1 million. The increase was primarily due to higher salaries and benefits expense of $2.1 million and higher software and data processing costs of $736 thousand, partially offset by the absence of the credit fraud loss-related expenses incurred in the third quarter 2024, lower legal and professional services of $373 thousand and lower amortization of other intangible assets of $297 thousand.
Income Taxes
The Company reported income tax expense of $4.6 million and $3.8 million for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate was 24.4% and 25.2% for the three months ended September 30, 2025 and 2024, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
Summary of Financial Results
The Company reported net income for the nine months ended September 30, 2025 of $43.6 million, or $1.31 diluted earnings per common share, compared to $30.6 million, or diluted earnings per share of $0.92, for the nine months ended September 30, 2024.
The following table presents selected consolidated statement of operations data for each of the periods indicated.

	Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Interest and dividend income	$229,871	$218,934	$10,937	5.0%
Interest expense	87,935	92,396	(4,461)	(4.8)
Net interest income	141,936	126,538	15,398	12.2
Provision for credit losses	5,548	3,958	1,590	40.2
Noninterest income	24,021	22,294	1,727	7.7
Noninterest expense	102,536	104,311	(1,775)	(1.7)
Income before income taxes	57,873	40,563	17,310	42.7
Income tax expense	14,254	9,956	4,298	43.2
Net income	$43,619	$30,607	$13,012	42.5
Net Interest Income
As shown in the table below, tax-equivalent net interest income increased $15.4 million to $142.2 million for the nine months ended September 30, 2025, compared to $126.8 million for the nine months ended September 30, 2024. The increase in net interest income was primarily due to an increase in total interest income of $10.9 million, or 5.0%, which included an increase in interest and fees on loans of $6.1 million, or 3.0%, and an increase in interest on deposits with other banks of $4.1 million, or 195.5%. The increase in interest and fees on loans was primarily due to the increase in the average balance of loans of $135.9 million, or 2.9%. The decrease in total interest expense was primarily due to a decrease in interest on deposits of $3.0 million, a decrease in interest expense on long-term borrowings of $1.1 million and a decrease in interest expense on short-term borrowings of $288 thousand. The decreases in borrowings were related to lower FHLB advances in 2025.

	Nine Months Ended September 30,
($ in thousands)	2025	2024	$ Change	% Change
Interest and dividend income
Loans, including fees	$208,273	$202,203	$6,070	3.0%
Interest and dividends on investment securities	15,386	14,629	757	5.2
Interest on deposits with banks	6,212	2,102	4,110	195.5
Total interest and dividend income	$229,871	$218,934	$10,937	5.0

Interest expense
Deposits	$81,914	$84,938	$(3,024)	(3.6)%
Short-term borrowings	1,843	2,131	(288)	(13.5)
Long-term borrowings	4,178	5,327	(1,149)	(21.6)
Total interest expense	$87,935	$92,396	$(4,461)	(4.8)

Taxable-equivalent adjustment	$244	$242	$2	0.8%

Tax-equivalent net interest income	$142,180	$126,780	$15,400	12.1%

Average Balances and Yields
The following table presents the distribution of the average consolidated balance sheets, interest income, interest expense and annualized yields earned and rates paid for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025			2024
($ in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets
Loans(1), (2), (3)
Commercial real estate	$2,576,893	$111,244	5.77%	$2,521,258	$108,118	5.73%
Residential real estate	1,377,904	57,160	5.55	1,305,215	54,494	5.58
Construction	350,883	17,069	6.50	318,574	14,613	6.13
Commercial	225,322	10,743	6.37	217,684	11,833	7.26
Consumer	297,543	11,971	5.38	328,309	12,843	5.23
Credit cards	6,002	325	7.24	7,654	539	9.41
Total loans	4,834,547	208,512	5.77	4,698,694	202,440	5.76

Investment securities
Taxable	670,304	15,368	3.06	671,875	14,611	2.90
Tax-exempt(1)	652	23	4.70	658	23	4.66
Interest-bearing deposits	188,707	6,212	4.40	56,486	2,102	4.97
Total earning assets	5,694,210	$230,115	5.40	5,427,713	$219,176	5.39
Cash and due from banks	47,752			47,211
Other assets	373,398			391,106
Allowance for credit losses	(58,477)			(57,877)
Total assets	$6,056,883			$5,808,153

Interest-bearing liabilities
Interest-bearing checking	$756,235	$17,879	3.16%	$800,258	$17,384	2.90%
Money market and savings deposits	1,753,594	28,872	2.20	1,676,457	30,871	2.46
Time deposits	1,248,405	34,966	3.74	1,196,324	36,116	4.03
Brokered deposits	6,911	197	3.81	16,642	567	4.55
Interest-bearing deposits(4)	3,765,145	81,914	2.91	3,689,681	84,938	3.07
FHLB advances	50,806	1,843	4.85	77,113	3,102	5.37
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”)(4)	74,103	4,178	7.54	72,682	4,356	8.01
Total interest-bearing liabilities	3,890,054	87,935	3.02	3,839,476	92,396	3.21
Noninterest-bearing deposits	1,566,353			1,408,270
Accrued expenses and other liabilities	41,175			38,843
Stockholders’ equity	559,301			521,564
Total liabilities and stockholders’ equity	$6,056,883			$5,808,153

Net interest income		$142,180			$126,780

Net interest spread			2.38%			2.18%
Net interest margin			3.34			3.12
Net interest margin excluding accretion(3)			3.11			2.83
Cost of funds			2.15			2.35
Cost of deposits			2.05			2.23
Cost of debt			6.44			6.65
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $11.3 million and $13.7 million of accretion interest on loans for the nine months ended September 30, 2025 and 2024, respectively.
(4) Interest expense on deposits and borrowings includes amortization of deposit discounts and amortization of borrowing fair value adjustments. There were $1.0 million and $1.1 million of amortization of deposit discounts and $695 thousand and $695 thousand of amortization of borrowing fair value adjustments for the nine months ended September 30, 2025 and 2024, respectively.

Rate and Volume Analysis
The following table presents changes in volume and rate related to interest income and interest expense for the periods indicated.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
($ in thousands)	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Commercial real estate	$2,372	$754	$3,126
Residential real estate	2,959	(293)	2,666
Construction	1,574	882	2,456
Commercial	359	(1,449)	(1,090)
Consumer	(1,240)	368	(872)
Credit cards	(90)	(124)	(214)
Taxable investment securities	406	351	757
Interest-bearing deposits	3,306	804	4,110
Total interest income	$9,646	$1,293	$10,939

Interest-bearing liabilities:
Interest-bearing checking deposits	$(1,061)	$1,556	$495
Money market and savings deposits	1,261	(3,260)	(1,999)
Time deposits	1,445	(2,595)	(1,150)
Brokered deposits	(278)	(92)	(370)
Advances from FHLB	(959)	(300)	(1,259)
Subordinated debt	78	(256)	(178)
Total interest-bearing liabilities	486	(4,947)	(4,461)
Net change in net interest income	$9,160	$6,240	$15,400
The Company’s NIM increased from 3.12% for the nine months ended September 30, 2024 to 3.34% for the nine months ended September 30, 2025. Margins were higher due to a $266.5 million increase in interest-earning asset balances and a 1 basis point increase in interest-earning asset yields. These positive movements were coupled with lower cost interest-bearing deposits. The increase in the average balances of interest-bearing deposits of $75.5 million was offset by a 16 basis point decrease in the associated rates paid, as well as a $26.3 million decrease in the average balance of FHLB advances and a 52 basis point decrease in the associated rates paid. Net accretion income impacted net interest margin by 23 basis points and 29 basis points for the nine months ended September 30, 2025 and 2024, respectively, which resulted in NIMs excluding accretion of 3.11% and 2.83% for the same periods.

Provision for Credit Losses and ACL
Refer to the discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this management’s discussion and analysis of financial condition and results of operations.
Noninterest Income
Total noninterest income for the nine months ended September 30, 2025 was $24.0 million, an increase of $1.7 million, or 7.7%, when compared to the same period in 2024. The increase was primarily due to a $936 thousand increase in mortgage banking revenue, a $341 thousand increase in other noninterest income and a $208 thousand increase in interchange credits.
Noninterest Expense
Total noninterest expense was $102.5 million for the nine months ended September 30, 2025, a decrease of $1.8 million, or 1.7%, when compared to the same period in 2024. Noninterest expense line items decreased primarily due to the absence of the $4.7 million credit card fraud event during the nine months ended September 30, 2024 and lower amortization of intangible assets of $893 thousand, which was partially offset by higher salaries and employee benefit expenses of $3.5 million and an increase of $2.0 million of software and data processing expense in the nine months ended September 30, 2025.
Income Taxes
The Company reported income tax expense of $14.3 million and $10.0 million for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate was 24.63% and 24.54% for the nine months ended September 30, 2025 and 2024, respectively.

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
Based on management’s going concern evaluation, management believes that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s or the Bank’s ability to continue as a going concern within one year of the date of the issuance of the financial statements.
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
The Company derives liquidity through increased customer deposits, non-reinvestment of the cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. As seen in the consolidated statements of cash flows, the net decrease in cash and cash equivalents was $43.3 million for the first nine months of 2025, compared to a net decrease of $188.8 million for the first nine months of 2024. The decrease in cash and cash equivalents in the first nine months of 2025 was mainly due to the decrease of $32.6 million in interest-bearing deposits and loan growth, partially offset by an increase of $31.4 million in noninterest-bearing deposits.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term fund markets. At September 30, 2025, the Bank had approximately $1.37 billion of available liquidity, including $416.5 million in cash and cash equivalents, $294.4 million in unpledged securities and $739.6 million in secured borrowing capacity at the FHLB of Atlanta, partially offset by FHLB advances and a letter of credit of $50.0 million and $33.1 million, respectively. The Bank has arrangements with other correspondent banks whereby it has $65.0 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs which may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. Through the FHLB, the Bank had available lendable collateral of approximately $739.6 million and $743.6 million at September 30, 2025 and December 31, 2024, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB of Atlanta. The following table presents the Company’s liquidity in use and liquidity available as of September 30, 2025.

	September 30, 2025
($ in thousands)	Liquidity in Use	Liquidity Available
FHLB secured borrowings(1)	$83,100	$739,582
Unsecured federal fund purchase lines	—	65,000

Unpledged assets
Cash and cash equivalents	N/A	$416,513
Investment securities	N/A	294,410
Total	$83,100	$1,515,505
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1 (“CET1”), Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 12.50%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank was deemed “well-capitalized” under applicable regulatory capital requirements at September 30, 2025.
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
As of September 30, 2025, the Bank and the Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well-capitalized” for purposes of the prompt corrective action regulations. The following tables present the applicable capital ratios for the Company and the Bank as of September 30, 2025 and December 31, 2024.

September 30, 2025	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	8.86%	10.21%	10.82%	12.88%
The Bank	9.41	11.49	11.49	12.75

December 31, 2024	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	8.02%	9.44%	10.06%	12.18%
The Bank	8.58	10.75	10.75	11.97
On November 3, 2025, the Company announced that its Board of Directors declared a cash dividend of $0.12 per share, payable on November 26, 2025, to holders of record of shares of common stock as of November 13, 2025.
See Note 10 – “Regulatory Capital Requirements” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1. of this Quarterly Report on Form 10-Q for further information about the regulatory capital positions of the Bank and the Company.

ANALYSIS OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $6.28 billion at September 30, 2025, an increase of $47.7 million, or 0.8%, when compared to $6.23 billion at December 31, 2024. The aggregate increase was primarily due to an increase in the loan portfolio of $111.0 million, partially offset by a decrease in interest-bearing deposits at other banks of $61.6 million and a decrease in the investment securities portfolio of $14.8 million. The decrease in interest-bearing deposits with other institutions was primarily driven by loan growth. Total assets increased $360.8 million, or 6.1%, from $5.92 billion when compared to September 30, 2024. The ratio of the ACL as a percentage of loans was 1.22% and 1.21% at September 30, 2025 and December 31, 2024, respectively.
Cash and Cash Equivalents
Cash and cash equivalents totaled $416.5 million at September 30, 2025, compared to $459.9 million at December 31, 2024. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities
The investment portfolio includes debt and equity securities. Debt securities are classified as either AFS or HTM. AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At September 30, 2025, 29.5% of the portfolio of debt securities was classified as AFS and 70.5% was classified as HTM, compared to 23.7% and 76.3%, respectively, at December 31, 2024. See Note 2 – “Investment Securities” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1. of this Quarterly Report on Form 10-Q for additional details on the composition of the investment portfolio.
Investment securities, including restricted stock and equity securities, totaled $641.6 million at September 30, 2025, a $14.7 million, or 2.2% decrease, compared to $656.4 million at December 31, 2024.
At September 30, 2025, AFS securities, carried at fair value, totaled $181.7 million, compared to $149.2 million at December 31, 2024. At September 30, 2025, AFS securities consisted of 86.1% mortgage-backed, 11.3% U.S. government agencies and 2.6% corporate bonds, compared to 82.0%, 13.5% and 4.4%, respectively, at December 31, 2024. At September 30, 2025, the accumulated other comprehensive loss was $4.8 million, compared to $7.5 million at December 31, 2024.
At September 30, 2025, HTM securities, carried at amortized cost, totaled $433.4 million, compared to $481.1 million at December 31, 2024. At September 30, 2025, HTM securities consisted of 71.9% mortgage-backed, 26.5% U.S. government agencies and 1.6% other debt securities, compared to 70.0%, 27.5% and 2.5%, respectively, at December 31, 2024.
At September 30, 2025 and December 31, 2024, 98.1% and 97.1%, respectively, of the Bank’s carrying value of its investment portfolio consisted of securities issued or guaranteed by U.S. government agencies or government-sponsored agencies.
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at September 30, 2025 or December 31, 2024. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being sub-debt of other banks.

The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of September 30, 2025.

	September 30, 2025
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$5,455	$109,429	$—	$—	$—	$—	$114,884
Mortgage-backed securities	311,689	—	—	—	—	—	311,689
Other debt securities	—	1,462	2,000	1,000	500	2,000	6,962
Total held to maturity securities	$317,144	$110,891	$2,000	$1,000	$500	$2,000	$433,535
The following table shows the amortized cost of HTM securities based on their lowest publicly available credit rating as of December 31, 2024.

	December 31, 2024
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$132,560	$—	$—	$—	$—	$—	$132,560
Mortgage-backed securities	336,755	—	—	—	—	—	336,755
Other debt securities	—	1,465	4,000	4,000	500	2,000	11,965
Total held to maturity securities	$469,315	$1,465	$4,000	$4,000	$500	$2,000	$481,280
Loans Held for Sale
The Company originates residential mortgage loans for sale on the secondary market, which are recorded at fair value. At September 30, 2025 and December 31, 2024, the fair value of loans held for sale amounted to $21.5 million and $19.6 million, respectively. The Bank makes certain representations to purchasers in the sale of mortgage loans related to loan ownership, loan compliance and legality, and accurate documentation. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, the Bank may be required to repurchase the loan or indemnify the purchaser. During the three and nine months ended September 30, 2025, the Bank repurchased one loan valued at $523 thousand and two loans with an aggregate value of $938 thousand, respectively. No loans were repurchased during the three or nine months ended September 2024.
Loans Held for Investment
The following table summarizes the Company’s loan portfolio at September 30, 2025 and December 31, 2024.

($ in thousands)	September 30, 2025	% of Total Loans	December 31, 2024	% of Total Loans	$ Change	% Change
Commercial real estate	$2,642,601	54.1%	$2,557,806	53.6%	$84,795	3.3%
Residential real estate	1,383,348	28.3	1,329,406	27.9	53,942	4.1
Construction	352,116	7.2	335,999	7.0	16,117	4.8
Commercial	221,598	4.5	237,932	5.0	(16,334)	(6.9)
Consumer	278,242	5.7	303,746	6.4	(25,504)	(8.4)
Credit cards	5,064	0.1	7,099	0.2	(2,035)	(28.7)
Total loans	4,882,969	100.0%	4,771,988	100.0%	110,981	2.3
Less: allowance for credit losses	(59,554)		(57,910)		(1,644)	2.8
Total loans, net	$4,823,415		$4,714,078		$109,337	2.3
CRE Loan Portfolio
The Company’s loan portfolio has a CRE loan concentration, which is generally defined as a combination of certain construction and CRE loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential CRE concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied CRE loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied CRE loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios and may be required to hold higher levels of capital. The Bank has a concentration in CRE loans, and experienced significant growth in its CRE portfolio with its acquisition of The Community Financial Corporation and its wholly-owned subsidiary, Community Bank of the Chesapeake. Non-owner occupied CRE loans totaled $2.16 billion and $2.08 billion at September 30, 2025 and December 31, 2024, respectively, and as a percentage of the Bank’s Tier 1 Capital plus ACL were 348.42% and 359.52%, respectively. Construction loans totaled $350.9 million and $336.0 million at September 30, 2025 and December 31, 2024, respectively, and as a percentage of the Bank’s Tier 1 Capital plus ACL were 56.71% and 57.99%, respectively.
The CRE portfolio has increased in the past two years. Management has extensive experience in CRE lending and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to its CRE portfolio. Monitoring practices are part of the Bank’s credit and risk departments’ annual test plans and are adjusted as needed on a quarterly basis if external or internal conditions merit changes. The Bank’s CRE monitoring plans include stress testing analysis to evaluate changes in collateral values and changes in cash flow debt service coverage ratios as a result of increasing interest rates or declines in customer net operating revenues. We may be required to maintain higher levels of capital as a result of our CRE concentrations, which could require us to obtain additional capital, or be required to sell/participate portions of loans, either of which may adversely affect shareholder returns.
Non-Owner Occupied CRE Loans

	September 30, 2025
($ in thousands)	Amount	Average Loan Size	% of Non-Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Retail	$486,968	$2,510	22.6%	10.0%
Office	346,285	1,461	16.1	7.1
Multifamily (5+ units)	287,016	2,412	13.3	5.9
Industrial/warehouse	211,455	1,555	9.8	4.3
1-4 family dwelling	205,805	552	9.5	4.2
Motel/hotel	204,511	4,090	9.5	4.2
Other(1)	413,845	678	19.2	8.5
Total non-owner occupied CRE loans(2)	$2,155,885	1,254	100.0%	44.2%
Total portfolio loans, gross(3)	$4,882,969
____________________________________
(1)Other non-owner occupied CRE loans include commercial - improved loans of $160.7 million, lot/land loans of $86.9 million, self-storage loans of $72.2 million and other loans of $94.0 million.
(2)The balances for the non-owner occupied CRE portfolio as of September 30, 2025, as presented in this table, coincide with our internal evaluation of risk for the purpose of monitoring loan concentrations in accordance with internal and regulatory guidelines.
(3)Excludes loans held for sale of $21.5 million.
Owner Occupied CRE Loans

	September 30, 2025
($ in thousands)	Amount	Average Loan Size	% of Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Commercial – improved	$206,657	$1,161	26.7%	4.2%
Office	127,407	502	16.5	2.6
Industrial/warehouse	96,857	673	12.5	2.0
Retail	66,951	614	8.7	1.4
Restaurant	59,928	999	7.8	1.2
Other(1)	215,224	1,202	27.8	4.4
Total owner occupied CRE loans	773,024	837	100.0%	15.8%
Total portfolio loans, gross(2)	$4,882,969
____________________________________
(1)Other owner occupied CRE loans include church loans of $60.4 million, marina/boat loans of $39.3 million, fire/EMS building loans of $38.7 million and other loans of $76.8 million.

(2)Excludes loans held for sale of $21.5 million.
Office CRE Loan Portfolio
The Bank’s office CRE loan portfolio, which includes owner occupied and non-owner occupied CRE loans, was $473.7 million, or 9.7% of total loans of $4.88 billion at September 30, 2025. The Bank’s office CRE loan portfolio included $129.7 million, or 27.4% of total office CRE loans, with medical tenants, and $54.0 million, or 11.4% of total office CRE loans, with government or government contractor tenants. There were 491 loans in the office CRE loan portfolio with an average and median loan size of $965 thousand and $366 thousand, respectively. Loan to Value (“LTV”) estimates are less than 50% for $156.7 million, or 33.1% of the office CRE loan portfolio, and greater than 80% for $10.2 million, or 2.2% of the office CRE loan portfolio. LTV collateral values are based on the most recent appraisal, which varies from the initial loan boarding to interim credit reviews. LTV estimates for the office CRE loan portfolio are summarized in the table below and LTV collateral values are based on the most recent appraisal, which may vary from the appraised value at loan origination.

LTV Range ($ in thousands)	Loan Count	Loan Balance	% of Office CRE
Less than or equal to 50%	242	$156,733	33.1%
50%-60%	78	111,682	23.6
60%-70%	92	132,631	28.0
70%-80%	63	62,485	13.2
Greater than 80%	16	10,161	2.1
Total	491	$473,692	100.0%
The Bank had 16 office CRE loans totaling $144.7 million that were greater than $5.0 million at September 30, 2025, compared to 18 office CRE loans totaling $164.5 million at December 31, 2024. The decrease in this portfolio segment was the result of normal amortization, the payoff of a $5.6 million loan, and the change in purpose of collateral of an $11.8 million loan from office to school. For the office CRE portfolio, at September 30, 2025, the average loan debt-service coverage ratio was 1.8x and the average LTV was 48.4%. Of the office CRE portfolio balance, 80.1% is secured by properties in rural or suburban areas with limited exposure to metropolitan cities and 96.9% are secured by properties with five stories or less. Of the office CRE loans, $5.5 million will mature and $5.4 million will reprice prior to December 31, 2025. Of the office CRE loans, $13.7 million are special mention or substandard.
Maturity of Loan Portfolio
The following table below sets forth the maturities and interest rate sensitivity of the loan portfolio at September 30, 2025. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as maturing within one year.

($ in thousands)	Maturing <1 Year	Maturing 1-5 Years	Maturing 5-15 Years	Maturing >15 Years	Total
Commercial real estate	$242,648	$802,339	$782,314	$815,300	$2,642,601
Residential real estate	39,586	130,973	119,838	1,092,951	1,383,348
Construction	236,956	76,457	34,684	4,019	352,116
Commercial	58,640	81,155	57,665	24,138	221,598
Consumer	1,838	88,192	87,203	101,009	278,242
Credit cards	2,187	2,216	661	—	5,064
Total	$581,855	$1,181,332	$1,082,365	$2,037,417	$4,882,969

Rate Terms:
Fixed-interest rate loans	$410,107	$1,022,011	$622,665	$326,099	$2,380,882
Adjustable-interest rate loans	171,748	159,321	459,700	1,711,318	2,502,087
Total	$581,855	$1,181,332	$1,082,365	$2,037,417	$4,882,969
Loans related to Cannabis business
At September 30, 2025, loan balances were $86.2 million, or 1.77% of total gross loans. At December 31, 2024, loan balances were $82.6 million, or 1.73% of total gross loans.

Asset Quality
The following table summarizes asset quality information and ratios at September 30, 2025 and December 31, 2024.

($ in thousands)	September 30, 2025	December 31, 2024
ASSET QUALITY
Total portfolio loans	$4,882,969	$4,771,988

Special mention loans	70,997	33,519

Classified loans	48,470	24,679
Other real estate owned	120	179
Repossessed assets	3,432	3,315
Total classified assets(1)	52,022	28,173
Total classified loans and special mention loans	119,467	58,198

Allowance for credit losses on loans	(59,554)	(57,910)

Past due loans – 31 to 89 days	5,559	8,807
Past due loans >= 90 days	153	294
Total past due (delinquency) loans	5,712	9,101

Nonaccrual loans	24,378	21,008
Past due loans >= 90 days	153	294
Other real estate owned (“OREO”)	120	179
Repossessed assets	3,432	3,315
Total nonperforming assets	28,083	24,796
Accruing borrowers experiencing financial difficulty (“BEFD”) modifications(2)	6,704	1,362
Nonaccrual loans, OREO, repossessed assets and BEFD modifications	$34,787	$26,158

($ in thousands)	September 30, 2025	December 31, 2024
ASSET QUALITY RATIOS
Classified assets to total assets(1)	0.83%	0.45%
Classified assets to risk-based capital(1)	8.30	4.77
Allowance for credit losses on loans to total portfolio loans	1.22	1.21
Allowance for credit losses on loans to nonaccrual loans	244.29	275.66

Past due loans – 31 to 89 days to total portfolio loans	0.11%	0.18%
Past due loans >=90 days and nonaccrual to total loans	0.50	0.45
Total past due (delinquency) and nonaccrual to total portfolio loans	0.62	0.63

Nonaccrual loans to total portfolio loans	0.50%	0.44%
Nonperforming assets to total assets	0.45	0.40
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
Allowance for Credit Losses on Loans
The ACL was $59.6 million at September 30, 2025, $57.9 million at December 31, 2024 and $58.7 million at September 30, 2024. There were net charge-offs of $1.8 million for the three months ended September 30, 2025, compared to net charge-offs of $1.3 million for the three months ended September 30, 2024. There were net charge-offs of $3.0 million for the nine months ended September 30, 2025, compared to net charge-offs of $2.7 million for the nine months ended September 30, 2024. The ratio of annualized net charge-offs to average loans was 0.15% and 0.11% for the three months ended September 30, 2025 and 2024, respectively. The ratio of annualized net charge-offs to average loans was 0.08% and 0.08% for the nine months ended September 30, 2025 and 2024, respectively.
Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to maintain overall credit quality. The ACL as a percentage of period-end loans was 1.22% at September 30, 2025 and December 31, 2024.
The following table allocates the ACL by portfolio loan category as of the dates indicated. The allocation of the ACL to each category is not necessarily indicative of future losses and does not restrict the use of the ACL to absorb losses in any category.

	September 30, 2025			December 31, 2024
($ in thousands)	ACL	Average Balance	%(1)	ACL	Average Balance	%(1)
Commercial real estate	$21,069	$2,615,409	0.81%	$22,846	$2,551,903	0.90%
Residential real estate	22,810	1,407,076	1.62	21,776	1,358,066	1.60
Construction	6,221	347,574	1.79	2,854	336,094	0.85
Commercial	3,642	219,002	1.66	3,138	229,676	1.37
Consumer	5,702	289,729	1.97	6,889	313,686	2.20
Credit cards	110	5,213	2.11	407	6,820	5.97
Total	$59,554	$4,884,003	1.22	$57,910	$4,796,245	1.21
____________________________________
(1) Percent of loans in each category to total portfolio loans.

The following table presents the net charge-offs or recoveries by average loan portfolio category for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended
	September 30, 2025			September 30, 2024
($ in thousands)	Net (Charge-offs) Recoveries	Average Balance(1)	Net (Charge-off) Recovery %	Net (Charge-offs) Recoveries	Average Balance(1)	Net (Charge-off) Recovery %
Commercial real estate	$(109)	$2,615,409	0.02%	$—	$2,522,170	—%
Residential real estate	141	1,407,076	(0.04)	1	1,332,891	0.00
Construction	—	347,574	—	1	336,209	—
Commercial	(435)	219,002	0.79	(153)	212,611	0.29
Consumer	(1,328)	289,729	1.82	(927)	322,988	1.14
Credit cards	(94)	5,213	7.15	(210)	7,132	11.71
Total	(1,825)	4,884,003	0.15	(1,288)	4,734,001	0.11
Allowance for credit losses	—	(58,764)	—	—	(58,515)	—
Total net charge-off and average loans	$(1,825)	$4,825,239	0.15	$(1,288)	$4,675,486	0.11
____________________________________
(1)Excludes loans held for sale.

	Nine Months Ended
	September 30, 2025			September 30, 2024
($ in thousands)	Net (Charge-offs) Recoveries	Average Balance(1)	%	Net (Charge-offs) Recoveries	Average Balance(1)	%
Commercial real estate	$(31)	$2,576,893	0.00%	$—	$2,521,258	—%
Residential real estate	144	1,377,904	(0.01)	4	1,305,215	0.00
Construction	1	350,883	0.00	(5)	318,574	0.00
Commercial	(350)	225,322	0.21	(173)	217,684	0.11
Consumer	(2,267)	297,543	1.02	(2,169)	328,309	0.88
Credit cards	(525)	6,002	11.69	(396)	7,654	0.00
	(3,028)	4,834,547	0.08	(2,739)	4,698,694	0.08
Allowance for credit losses	—	(58,477)	—	—	(57,877)	—
Total net charge-off and average loans	$(3,028)	$4,776,070	0.08	$(2,739)	$4,640,817	0.08
Classified Assets and Special Mention Assets
Classified assets increased $23.8 million to $52.0 million, or 0.8% of total assets, at September 30, 2025, from $28.2 million, or 0.5% of total assets, at December 31, 2024. Classified assets are substandard loans, repossessed assets and OREO. The increase was primarily due to several commercial non-owner occupied real estate loans, which were downgraded during the current period. All of these loans are well secured by collateral and required minimal individual reserves as of September 30, 2025.
Special mention loans increased to $71.0 million at September 30, 2025 from $33.5 million at December 31, 2024. Increases in special mention loan categories were due to loans related to the multifamily commercial real estate portfolio. Management believes these assets are well collateralized and will continue to monitor the cash flow. The Company’s risk rating process for classified loans is an important input into the Company’s allowance methodology and ACL qualitative framework.
Nonperforming assets were $28.1 million, or 0.5% of total assets, at September 30, 2025, compared to $24.8 million, or 0.4% of total assets, at December 31, 2024. The balance of nonperforming assets increased primarily due to an increase of nonaccrual loans of $3.4 million.
Off-Balance Sheet Credit Exposure Reserve
The Company’s reserve for off-balance sheet credit exposure was $2.1 million and $1.1 million at September 30, 2025 and December 31, 2024, respectively. The Company is monitoring line of credit usage and has not seen substantive increases in usage or expected usage. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.
Deposits
The following is a breakdown of the Company’s deposit portfolio at September 30, 2025 and December 31, 2024:

($ in thousands)	September 30, 2025		December 31, 2024
	Balance	%	Balance	%	$ Change	% Change
Noninterest-bearing	$1,594,212	28.8%	$1,562,815	28.3%	$31,397	2.0%
Interest-bearing:
Interest-bearing checking	851,963	15.4	978,076	17.7	(126,113)	(12.9)
Money market and savings	1,790,001	32.4	1,805,884	32.7	(15,883)	(0.9)
Time deposits	1,281,132	23.2	1,181,561	21.4	99,571	8.4
Brokered deposits	10,857	0.2	—	—	10,857	*
Total interest-bearing	3,933,953	71.2	3,965,521	71.7	(31,568)	(0.8)

Total deposits	$5,528,165	100.0%	$5,528,336	100.0%	$(171)	0.0
____________________________________
*Not meaningful for comparative purposes

Total deposits decreased $171 thousand, to $5.5 billion at September 30, 2025 when compared to December 31, 2024. The slight decrease in total deposits was primarily due to a decrease in interest-bearing demand deposits of $126.1 million and money market and savings deposits of $15.9 million, partially offset by an increase in time deposits of $99.6 million and noninterest-bearing deposits of $31.4 million. The decrease in interest-bearing checking deposits is primarily attributable to seasonal municipal runoff.
Total estimated uninsured deposits were $936.3 million, or 16.9% of total deposits, at September 30, 2025 and $905.3 million, or 16.4% of total deposits, at December 31, 2024. At September 30, 2025, there were $144.1 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank’s uninsured deposits, excluding the market value of pledged collateral, at September 30, 2025 were $792.2 million, or 14.3% of total deposits.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At September 30, 2025, the Bank had three local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $538.3 million, which represented 9.7% of total deposits of $5.53 billion. At December 31, 2024, there were three customer deposit relationships that exceeded 2% of total deposits, totaling $547.4 million, which represented 9.9% of total deposits of $5.54 billion.
At September 30, 2025, deposit balances related to the cannabis business were $134.3 million, or 2.43% of total deposits. At December 31, 2024, deposit balances were $151.4 million, or 2.74% of total deposits,
Wholesale Funding – Short-Term Borrowings and Brokered Deposits
The Company’s wholesale funding, which includes FHLB advances and brokered deposits, was $60.9 million and $50.0 million at September 30, 2025 and December 31, 2024, respectively. The $50.0 million FHLB advance was for an initial term of 18-months at a rate of 4.79%. This advance has the option to be called by FHLB at any time and matures on November 7, 2025. At September 30, 2025, the Company had $10.9 million of brokered deposits and no securities sold under agreements to repurchase or overnight borrowings from correspondent banks. At December 31, 2024, the Company had no brokered deposits or securities sold under agreements to repurchase or overnight borrowings from correspondent banks.
For FDIC call reporting purposes, reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5.0 billion. Reciprocal deposits decreased $162.0 million to $1.48 billion at September 30, 2025, compared to $1.65 billion at December 31, 2024. Reciprocal deposits as a percentage of the Bank’s liabilities at September 30, 2025 and December 31, 2024 were 26.3% and 29.3%, respectively. For call reporting purposes, $367.5 million of reciprocal deposits were considered brokered at September 30, 2025, compared to $520.5 million at December 31, 2024.

Long-Term Debt
The Company occasionally borrows from the FHLB to meet longer term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had no long term borrowing with the FHLB as of September 30, 2025.
In August 2020, the Company issued and sold $25.0 million in aggregate principal amount of Fixed-to-Floating Rate Subordinated Notes due September 01, 2030. The subordinated notes bore an initial interest rate of 5.375% through September 30, 2025, after which the interest rate adjusts quarterly to an amount equal to 3-month SOFR plus 5.265%.
As a result of the merger with Severn Bancorp, Inc., effective October 31, 2021, the Company assumed liability for Junior Subordinated Debt Securities due in 2035, which had an outstanding principal balance of $20.6 million. The debt balances of $18.9 million at September 30, 2025 and $18.8 million at December 31, 2024 were presented net of fair value adjustments of $1.7 million and $1.8 million, respectively.
Additionally, as a result of the merger with The Community Financial Corporation in 2023, the Company assumed liability for Junior Subordinated Debt Securities with an outstanding principal balance of $12.4 million. The debt balance of $11.2 million at September 30, 2025 was presented net of a fair value adjustment of $1.2 million. In addition, the Company assumed liability for 4.75% fixed-to-floating rate subordinated notes with a carrying value of $19.5 million at September 30, 2025. The notes’ aggregate balance of $19.4 million at September 30, 2025 was presented net of fair value adjustment of $91 thousand.
Stockholders’ Equity

($ in thousands, except per share amounts)	September 30, 2025	December 31, 2024	$ Change	% Change
Common stock, $0.01 par value per share	$334	$333	$1	0.3%
Additional paid in capital	359,939	358,112	1,827	0.5
Retained earnings	221,693	190,166	31,527	16.6
Accumulated other comprehensive loss	(4,759)	(7,545)	2,786	(36.9)
Total stockholders’ equity	$577,207	$541,066	$36,141	6.7
Total stockholders’ equity increased $36.1 million, or 6.7%, to $577.2 million at September 30, 2025 when compared to December 31, 2024, primarily due to $43.6 million of net income and a decrease in accumulated other comprehensive loss of $2.8 million, partially offset by dividends declared of $12.1 million.

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

($ in thousands, except per share amounts)	September 30, 2025	December 31, 2024	September 30, 2024
Total assets	$6,278,479	$6,230,763	$5,917,704
Less: intangible assets
Goodwill	63,266	63,266	63,266
Core deposit intangibles	31,722	38,311	40,609
Total intangible assets	94,988	101,577	103,875
Tangible assets	$6,183,491	$6,129,186	$5,813,829

Total common equity	$577,207	$541,066	$533,271
Less: intangible assets	94,988	101,577	103,875
Tangible common equity	$482,219	$439,489	$429,396

Common shares outstanding at end of period	33,421,672	33,332,177	33,326,772

Common equity to assets	9.19%	8.68%	9.01%
Tangible common equity to tangible assets	7.80	7.17	7.39

Common book value per share	$17.27	$16.23	$16.00
Tangible common book value per share	14.43	13.19	12.88

Return on Average Common Equity
ROACE is a financial ratio that measures the profitability of a company in relation to the average stockholders’ equity. This financial metric is expressed in the form of a percentage which is equal to net income after tax divided by the average stockholders’ equity for a specific period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024

Net income	$14,348	$11,189	$43,619	$30,607
Annualized net income	$56,924	$44,513	$58,318	$40,884

ROACE	9.96%	8.41%	10.43%	7.84%

Average stockholders’ equity	$571,247	$529,155	$559,301	$521,564
Return on Average Tangible Common Equity
ROATCE is computed by dividing net earnings applicable to common stockholders by average tangible common equity. Management believes that ROATCE is meaningful because it measures the performance of a business consistently, whether acquired or internally-developed. ROATCE is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024

Net income	$14,348	$11,189	$43,619	$30,607
Annualized net income	$56,924	$44,513	$58,318	$40,884

ROATCE	11.98%	10.50%	12.65%	9.88%

Average stockholders’ equity	$571,247	$529,155	$559,301	$521,564
Less: Average goodwill and core deposit intangible	(96,074)	(105,136)	(98,260)	(107,623)
Average tangible common equity	$475,173	$424,019	$461,041	$413,941

Efficiency Ratio – Non-GAAP
Efficiency ratio – non-GAAP is computed by dividing i) noninterest expense less amortization of other intangible assets and credit card fraud losses by ii) the sum of taxable-equivalent net interest income and noninterest income less the sale and the fair value of held for sale assets, as applicable. Efficiency ratio – non-GAAP may not be comparable to similar non-GAAP measures used by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024

Noninterest expense	$34,379	$34,114	$102,536	$104,311
Less: Amortization of other intangible assets	(2,039)	(2,336)	(6,589)	(7,482)
Less: Credit card fraud losses	—	(337)	—	(4,660)
Adjusted noninterest expense	$32,340	$31,441	$95,947	$92,169

Efficiency ratio – non-GAAP	57.30%	62.10%	57.73%	61.83%

Net interest income	$48,655	$43,263	$141,936	$126,538
Add: Taxable-equivalent adjustment	83	82	244	242
Taxable-equivalent net interest income	$48,738	$43,345	$142,180	$126,780

Noninterest income	$7,701	$7,287	$24,021	$22,294
Adjusted noninterest income	$7,701	$7,287	$24,021	$22,294

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk is interest rate fluctuation, and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Part II, Item 7A. of the 2024 Annual Report under the caption “Quantitative and Qualitative Disclosures About Market Risk.” Management recognizes that recent changes in interest rates have had an impact on the Company’s market risk. The procedures used to evaluate and mitigate these risks remain unchanged, and we continue to monitor actual and simulated sensitivity positions since December 31, 2024.
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
It is management’s goal to manage the Bank’s portfolios so that NII at risk over 12 and 24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of September 30, 2025 and December 31, 2024, the Company exceeded Board approved limits for percentage change in economic value of equity in the interest rate shock of -200. In both periods, the Company exceeded board approved levels due to average lives and the low level of market rates on non-maturing deposit instruments.
Measures of NII at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments. The below schedule estimates the changes in NII over a 12-month period for parallel rate shocks for up 400, 300, 200, 100 and down 100 and 200 scenarios:

Estimated Changes in Net Interest Income

Change in Interest Rates:	+ 400 basis points	+ 300 basis points	+ 200 basis points	+ 100 basis points	- 100 basis points	- 200 basis points
Policy limit	+/- 25%	+/- 20%	+/- 15%	+/- 10%	+/- 10%	+/- 15%

September 30, 2025	(3.8)%	(2.4)%	(1.3)%	(0.5)%	(0.2)%	(2.4)%
December 31, 2024	(3.8)%	(2.4)%	(1.3)%	(0.5)%	(0.1)%	(2.1)%
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

Estimated Changes in Economic Value of Equity

Change in Interest Rates:	+ 400 basis points	+ 300 basis points	+ 200 basis points	+ 100 basis points	- 100 basis points	- 200 basis points
Policy limit	+/- 40%	+/- 30%	+/- 20%	+/- 10%	+/- 10%	+/- 20%

September 30, 2025	16.1%	14.9%	12.2%	7.4%	(10.3)%	(24.6)%
December 31, 2024	15.2%	14.2%	11.7%	7.2%	(10.0)%	(24.2)%
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
An evaluation of the effectiveness of the design and operation of these disclosure controls and procedures as of September 30, 2025 was carried out under the supervision and with the participation of management, including the PEO and the PFO. Based on that evaluation, the Company’s management, including the PEO and the PFO, concluded that the Company’s disclosure controls and procedures as of September 30, 2025 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases or unregistered sales of the Company’s common stock, $0.01 par value per share, during the three months ended September 30, 2025.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of December 14, 2022, between Shore Bancshares, Inc. and The Community Financial Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on December 14, 2022)

3.1(i)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000).
3.1(ii)	Articles of the Amendment of Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 3, 2023).
3.2	Second Amended and Restated By-Laws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed August 9, 2024).
4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed March 15, 2024).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010).
10.1	Shore Bancshares, Inc. Change in Control Severance Plan (filed herewith).
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certifications of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
101	Inline Interactive Data File.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: November 4, 2025	By:	/s/ James M. Burke
James M. Burke
President & Chief Executive Officer

Date: November 4, 2025	By:	/s/ Charles S. Cullum
Charles S. Cullum
Executive Vice President & Chief Financial Officer