Form 10-K
period 2025-12-31
SHORE BANCSHARES INC
filed 2026-03-02
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of $15.72 per share: $480.1 million.
The number of shares outstanding of the registrant’s common stock as of the latest practicable date: 33,418,125 as of February 26, 2026.
Documents Incorporated by Reference
Certain information required by Part III of this annual report is incorporated therein by reference to the definitive proxy statement for the 2026 Annual Meeting of Stockholders.

Cautionary Note Regarding Forward-looking Statements
This Annual Report on Form 10-K contains statements relating to future events or our future results that are considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We also may make forward-looking statements in other documents filed with or furnished to the Securities and Exchange Commission, and our senior management may make forward-looking statements orally to investors, analysts, representatives of the media, and others. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend,” “potential,” “target,” “plan,” “goal,” or words of similar meaning, or future or conditional verbs such as “could,” “would,” or “may.” Forward-looking statements include statements of our goals, intentions, or expectations; statements regarding our business plans, prospects, growth, or operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits.
Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. We caution that the forward-looking statements are based largely on our expectations and information available at the time the statements are made and are subject to known and unknown risks and uncertainties that are subject to change based on factors, which in many instances are beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. You should bear this in mind when reading this report and not place undue reliance on these forward-looking statements.
The factors that could cause actual results to differ materially from those expressed in such forward-looking statements include, but are not limited to, the risks identified in Item 1A of this report and the following:
•Local, regional and global business, economic and political conditions and geopolitical events;
•Changes in laws, rules and regulatory requirements, including capital and liquidity requirements;
•Changes in consumer and business confidence, investor sentiment, and consumer spending and savings behavior;
•Changes in the level of inflation;
•Changes in monetary and fiscal policies;
•Changes in trade policies, including the imposition of tariffs and retaliatory responses;
•Changes in the demand for loans, deposits, and other financial services that we provide;
•The possibility that future credit losses may be higher than currently expected;
•Changes in FDIC assessments;
•Changes in the interest rate environment;
•Changes in income tax laws and regulations;
•Our ability to manage effectively our capital and liquidity;
•The ability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, any business combinations;
•Changes in credit ratings assigned to us;
•Competitive pressures among financial services companies;
•Technology changes instituted by us, our counterparties, or competitors;
•The ability to attract, develop, and retain qualified employees;
•Change in federal government enforcement of federal laws affecting the cannabis industry;
•Our ability to maintain the security of our financial, accounting, technology, data processing and other operational systems and facilities;
•Our ability to effectively defend ourselves against cyber-attacks and other attempts by unauthorized parties to access our information or information of our customers or to disrupt our systems;
•Our ability to withstand disruptions that may be caused by any failure of our operational systems or those of third parties;
•Our ability to control expenses;
•The impact of changes in accounting policies, including the introduction of new accounting standards;
•The impact of judicial or regulatory proceedings; and
•The impact of natural or man-made disasters or calamities, including health emergencies, the spread of infectious diseases, epidemics or pandemics, an outbreak or escalation of hostilities or other geopolitical instabilities, the effects of climate change or extraordinary events beyond our control.
Forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I
Item 1.    BUSINESS
OVERVIEW
General
Shore Bancshares, Inc. was incorporated under the laws of Maryland on March 15, 1996 and is the bank holding company for Shore United Bank, N.A,. Throughout this report, references to the “Company,” “we,” “our,” and “us,” and similar terms refer to the consolidated entity consisting of Shore Bancshares, Inc. and its subsidiaries. “Shore Bancshares” refers solely to the parent holding company, and the “Bank” refers solely to Shore Bancshares’ subsidiary bank, Shore United Bank, N.A.
Shore Bancshares is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company is the largest independent financial holding company headquartered on the Eastern Shore of Maryland. The Company conducts business primarily through the Bank. The Bank provides consumer and commercial banking products and services and secondary mortgage lending, trust, wealth management and financial planning services. The Company offered title services through its wholly-owned subsidiary, Mid-Maryland Title Company, Inc. (the “Title Company”), which engaged in residential and commercial real estate settlement activities and offered title insurance policies, title search and lien satisfaction services. The Title Company ceased conducting real estate closings effective March 31, 2025. The Company and the Bank are Affirmative Action/Equal Opportunity Employers.
Banking Products and Services
The Bank, which traces its origin to 1876, is a national banking association chartered under the laws of the United States. The Bank currently operates 40 full-service branches and 10 loan production and administration offices, and provides a full range of commercial and consumer banking products and services to individuals, businesses, and other organizations in Maryland, Delaware and Virginia. The Bank’s deposits are insured up to applicable legal limits by the FDIC.
Services provided to businesses include commercial checking, savings, certificates of deposit and overnight investment sweep accounts. The Bank offers all forms of commercial lending, including secured and unsecured loans, working capital loans, lines of credit, term loans, accounts receivable financing, real estate acquisition and development loans, construction loans and letters of credit. Treasury management services are also available, such as merchant card processing services, remote deposit capture, ACH origination, digital banking and telephone banking services.
Services provided to individuals include checking accounts, various savings programs, mortgage loans, home improvement loans, installment and other personal loans, credit cards, personal lines of credit, automobile and other consumer financing, trust administration, wealth management, safe deposit boxes, debit cards, 24-hour telephone banking, internet banking, mobile banking and 24-hour ATM services. Additionally, the Bank has Saturday hours and extended hours on certain evenings during the week for added customer convenience.
Business Strategy
The Company’s business strategy is to establish a leading community banking franchise that delivers exceptional financial services to the communities we serve. This strategy has been implemented over the past several years through a combination of organic and strategic growth, both within and contiguous to our existing footprint.
On July 1, 2023, the Company completed the acquisition of The Community Financial Corporation (“TCFC”) and its wholly-owned subsidiary Community Bank of the Chesapeake (“CBTC”). The transaction expanded the Bank’s footprint into the Southern Maryland Counties of Charles, St. Mary’s and Calvert and the greater Fredericksburg area in Virginia, which includes Fredericksburg City as well as Stafford and Spotsylvania Counties. At the time of the acquisition, TCFC had $2.4 billion in assets, $454.5 million in investments, $1.8 billion in loans, $2.1 billion in deposits, $150.6 million in brokered deposits, $69.0 million in Federal Home Loan Bank (the “FHLB”) advances and $32.0 million in subordinated debt and trust preferred debentures. The excess of the fair value of net TCFC assets acquired over the merger consideration resulted in an $8.8 million bargain purchase gain.
Lending Activities
The Bank originates loans including commercial real estate, residential real estate, construction, commercial and consumer.
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

•Residential Real Estate Loans. The Bank originates residential mortgage loans that are to be held in our loan portfolio as well as loans that are intended for sale in the secondary market. Loans sold in the secondary market are primarily sold to investors with which the Bank maintains a correspondent relationship. These loans are made in conformity with standard government-sponsored enterprise underwriting criteria required by the investors to assure maximum eligibility for resale in the secondary market and are approved either by the Bank’s underwriter or the correspondent’s underwriter. Additionally, loans that are sold into the secondary market are typically residential long-term loans (15 or more years), generally with fixed rates of interest. Loans retained for the Bank’s portfolio typically include loans that periodically reprice or mature prior to the end of an amortized term. Generally, loans are sold with mortgage servicing rights retained, which includes loans sold to the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As of December 31, 2025, the Bank was servicing $343.8 million in loans for Fannie Mae and $105.6 million in loans for Freddie Mac.
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
•Consumer Loans. A variety of consumer loans are offered to customers, including home equity loans, marine loans and other secured and unsecured lines of credit and term loans. Certain consumer loans are originated by a third-party on behalf of the Company. Careful analysis of an applicant’s creditworthiness is performed before granting credit, and ongoing monitoring of loans outstanding is performed in an effort to minimize risk of loss by identifying problem loans early. The Company discontinued the issuance of new marine loans in June 2023 and only services the existing portfolio as of December 31, 2025.
•Credit Card Loans. The Bank offered unsecured credit card loans to commercial and consumer customers. Credit risk factors include the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. The Company discontinued the issuance of new credit cards in April 2024 (except to select existing credit card customers) and only services the existing portfolio as of December 31, 2025.
Deposit Activities
The Bank offers a wide array of deposit products including checking, savings and money market accounts, and regular and IRA certificates of deposit. The Bank also offers its certificate of deposit account registry service (“CDARS”) program and the insured cash sweep (“ICS”) program allowing customers the ability to insure deposits over $250,000 among other banks that participate in the CDARS and ICS networks while providing competitive rates and easy access to funds. In addition, we offer our commercial customers packages that include cash management services, various checking opportunities and other cash sweep products.

Title Services
The Company offered title services through its wholly-owned subsidiary, the Title Company, which engaged in residential and commercial real estate settlement activities and offered title insurance policies, title search and lien satisfaction services. The Title Company ceased conducting real estate closings effective March 31, 2025.
Financial Services
The Company, through Wye Financial Partners, a division of the Bank, offers full-service investment, insurance and financial planning services through a third-party broker/dealer, LPL Financial, to residents of the states of AL, AZ, CA, CO, CT, DE, DC, FL, GA, IN, KY, ME, MD, MA, MI, NJ, NY, NC, OH, PA, RI, SC, SD, TX, VA, WA and WV.
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
In accordance with federal regulatory guidance and industry best practices, the Bank performs a multilayered due diligence review of a cannabis business before the business is on-boarded, including site visits and confirmation that the business is properly licensed by the state in which it is conducting business. Throughout the relationship, the Bank continues to monitor the business, including site visits, to ensure that the cannabis business continues to meet stringent requirements, including maintenance of required licenses. The Bank performs periodic financial reviews of the business and monitors the business in accordance with the Bank Secrecy Act of 1970 (“BSA”) and state requirements.
Seasonality
The Company recognizes that certain customers have seasonality within their operations, which indirectly impacts the Bank’s liquidity. The Bank has significant banking relationships with state, county and local municipalities within Maryland, Virginia and Delaware that receive their funding from federal and state agencies, as well as, tax generating revenue, which is seasonal in nature.
Employees and Human Capital Resources
Our Mission and Culture
The Bank is built around the character of our people and our communities. We are dedicated to our clients, our employees, our communities and our shareholders. The Bank’s corporate culture is defined by core values which include integrity, accountability, teamwork, and resilience. We value our employees by investing in competitive compensation and benefit packages and fostering a team environment centered on professional service and open communication. Attracting, retaining and developing qualified, engaged employees who embody these values are crucial to our success. We believe that relations with our employees are good.
Employee Demographics
As of December 31, 2025, the Bank employed 608 individuals, of whom 595 were employed on a full-time basis (602 full-time equivalent employees). The Bank’s employees were not represented by a collective bargaining agreement.
The Company has no employees and reimburses the Bank for estimated expenses, including an allocation of salaries and employee benefits.
Belonging and Inclusion
We are committed to building an inclusive work environment that is supported by our culture and values. We believe diversity of thought and experiences inspires our team to achieve more creative and innovative solutions for our customers. With a commitment to support an inclusive workplace, we focus on understanding, accepting, and valuing the differences between people.
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

Employee Health, Safety and Wellness
We are committed to supporting the safety, health and wellness of our employees. We provide paid time off (including parental and adoption leave), an employee assistance program and wellness benefits, which include mental health support, coaching and other resources for employees and their immediate family members.
We have adopted a flexible approach to remote work, which designates roles as remote, on-site or hybrid (a combination of on-site and remote work) based on specific job responsibilities and requirements.
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
COMPETITION
We operate in a highly competitive environment. Our competitors include community banks, commercial banks, credit unions, thrifts, mortgage banking companies, investment advisory firms, brokerage firms, mutual fund companies, private equity firms, fintechs, and e-commerce and other internet-based companies. We compete on a local and regional basis for banking and investment products and services.
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

SUPERVISION AND REGULATION
The following is a summary of certain statutes and regulations that significantly affect us. Other statutes and regulations may affect us but are not discussed in the following paragraphs.
Bank Holding Company Regulation
As a bank holding company, Shore Bancshares is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “FRB”). Shore Bancshares is required to furnish to the FRB annual and quarterly reports of its operations and additional information and reports. Shore Bancshares is also subject to regular examination by the FRB.
A bank holding company can elect, subject to certain qualifications, to become a “financial holding company.” A financial holding company may engage in a full range of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities, with expedited notice procedures. Shore Bancshares has elected to be a financial holding company.
Under the BHC Act, a bank holding company must obtain the prior approval of the FRB before (1) acquiring direct or indirect ownership or control of any class of voting securities of any bank or bank holding company if, after the acquisition, the bank holding company would directly or indirectly own or control more than 5% of the class; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.
Prior to acquiring control of Shore Bancshares or the Bank, any company must obtain approval of the FRB. For purposes of the BHC Act, “control” is defined as ownership of 25% or more of any class of voting securities of Shore Bancshares or the Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of Shore Bancshares or the Bank.
The Change in Bank Control Act and the related regulations of the FRB require any person or persons acting in concert (except for companies required to make application under the BHC Act) to file a written notice with the FRB before the person or persons acquire control of Shore Bancshares or the Bank. The Change in Bank Control Act defines “control” as the direct or indirect power to vote 25% or more of any class of voting securities or to direct the management or policies of a bank holding company or an insured bank.
The BHC Act also limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, providing services for its subsidiaries, non-bank activities that are closely related to banking, and other financially related activities.
In general, a bank holding company that qualifies as a financial holding company may engage in an expanded list of non-bank activities. Non-bank and financially related activities of financial holding companies may be subject to regulation and oversight by regulators other than the FRB.
The FRB has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that holding company.
The FRB has adopted guidelines regarding the capital adequacy of bank holding companies that require bank holding companies to maintain specified minimum ratios of capital to total average assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.”
The FRB has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB’s view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with its capital needs, asset quality, and overall financial condition.
A holding company must serve as a source of strength for its subsidiary banks and the FRB may require a holding company to contribute additional capital to an undercapitalized subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal banking regulator to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and may be entitled to priority over other creditors.
Bank Regulation
The Bank is a national banking association subject to supervision by the Office of the Comptroller of the Currency (the “OCC”). Deposits of the Bank are insured by the FDIC to the maximum legal limit. Deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and acquisitions, corporate activities, changes in control, electronic funds transfers, responsiveness to community needs, management practices, compensation policies, and other aspects of operations are subject to regulation by the appropriate federal supervisory authorities. In addition, the Bank is subject to numerous federal, state and local laws and regulations that set forth specific restrictions and procedural requirements with respect to extensions of credit (including to insiders), credit practices, disclosure of credit terms and discrimination in credit transactions.
The OCC regularly examines the operations and condition of the Bank, including, but not limited to, its capital adequacy, liquidity, asset quality, regulatory compliance, and management practices. These examinations are for the protection of the Bank’s depositors and the Deposit Insurance Fund. In addition, the Bank is required to furnish quarterly and annual reports to the OCC. The OCC’s enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.
The OCC has adopted regulations regarding capital adequacy that require national banks to maintain specified minimum ratios of capital to total average assets and capital to risk-weighted assets. See “Regulatory Capital Requirements.” OCC regulations limit the amount of dividends that the Bank may pay to Shore Bancshares.
The Bank is subject to restrictions imposed by federal law on extensions of credit to, and certain other transactions with, Shore Bancshares and other affiliates, and on investments in their stock or other securities. These restrictions prevent Shore Bancshares and the Bank’s other affiliates from borrowing from the Bank unless the loans are secured by specified collateral and require those transactions to have terms comparable to terms of arms-length transactions with third parties. In addition, secured loans and other transactions and investments by the Bank are generally limited in amount as to Shore Bancshares and as to any other affiliate to 10% of the Bank’s capital and surplus and as to Shore Bancshares and all other affiliates together to an aggregate of 20% of the Bank’s capital and surplus. Certain exemptions to these limitations apply to extensions of credit and other transactions between the Bank and its subsidiaries. These regulations and restrictions may limit Shore Bancshares’s ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest, and operating expenses.
Under OCC regulations, banks must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit secured by liens or interests in real estate or made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards; prudent underwriting standards, including loan-to-value limits, that are clear and measurable; loan administration procedures; and documentation, approval, and reporting requirements. A bank’s real estate lending policy must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Interagency Guidelines”) adopted by the federal bank regulators. The Interagency Guidelines, among other things, call for internal loan-to-value limits for real estate loans that are not in excess of the limits specified in the guidelines. The Interagency Guidelines state, however, that it may be appropriate in individual cases to originate or purchase loans with loan-to-value ratios in excess of the supervisory loan-to-value limits.
The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The FDIC uses a risk-based pricing system to determine assessment rates, which currently range from 2.5 to 42 basis points. No institution may pay a dividend if in default of the federal deposit insurance assessment. Deposit insurance assessments are based on total average assets, excluding Paycheck Protection Program loans, less average tangible common equity. The FDIC has authority to increase insurance assessments. Management cannot predict what insurance assessment rates will be in the future.
Insured depository institutions with assets of $10 billion or more are subject to limits on interchange fees. Interchange fees, or “swipe” fees, are fees that merchants pay to credit card companies and debit card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that a non-exempt issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the FRB. As the Bank’s assets are less than $10 billion, it is not subject to a cap on interchange fees.
Consumer Financial Protection Laws and Enforcement
We must comply with various federal and state consumer protection laws and regulations with respect to the consumer financial products and services that we provide. The Consumer Financial Protection Bureau (“CFPB”) is responsible for promoting fairness and transparency for mortgages, credit cards, deposit accounts and other consumer financial products and services and for interpreting and enforcing the federal consumer financial laws that govern the provision of such products and services. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services. The CFPB has exclusive examination and primary enforcement authority with respect to compliance with federal consumer financial protection laws and regulations by institutions under its supervision and is authorized, individually or jointly with the federal banking agencies, to conduct investigations to determine whether any person is, or has, engaged in conduct that violates such laws or regulations. As an insured depository institution with total assets less than $10 billion, the Bank is not subject to the CFPB’s supervisory and enforcement authorities.
The Bank is subject to federal and state fair lending laws such as the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. In addition, the Bank is subject to other federal and state laws designed to protect consumers and prohibit unfair, deceptive or abusive business practices, including the Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act of

2003, the Gramm-Leach Bliley Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting and servicing loans, and providing other services.
Regulatory Capital Requirements
Shore Bancshares and the Bank are subject to capital and leverage requirements. Specifically, Shore Bancshares and the Bank are subject to the following minimum capital requirements: (1) a leverage ratio of 4%; (2) a Common Equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%; (3) a Tier 1 risk-based capital ratio of 6%; and (4) a total risk-based capital ratio of 8%.
CET1 capital consists solely of common stock plus related surplus and retained earnings, adjusted for goodwill, intangible assets and the related deferred taxes. Additional Tier 1 capital may include other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock, if applicable. Tier 2 capital consists of unsecured instruments that are subordinated to deposits and general creditors and have a minimum original maturity of at least five years, among other requirements, plus instruments that the rule has disqualified from Tier 1 capital treatment. Instruments that are included in Tier 2 capital, but have a maturity of less than five years, must be ratably discounted over their remaining life until they reach maturity.
In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” of 2.5% on top of its minimum risk-based capital requirements. This buffer must consist solely of CET1 capital and the buffer applies to all three measurements: CET1 capital, Tier 1 capital and total capital.
Prompt Corrective Regulatory Action
Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The law requires that certain supervisory actions be taken against undercapitalized institutions, the severity of which depends on the degree of undercapitalization. The OCC has adopted regulations to implement the prompt corrective action legislation as to national banks. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
Subject to a narrow exception, a receiver or conservator is required to be appointed for an institution that is “critically undercapitalized” within specified time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the institution's total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.
As of December 31, 2025, the most recent notification from the Bank’s primary regulator categorized the Bank as a “well-capitalized” institution under the prompt corrective action rules of the Federal Deposit Insurance Act.
Supervision and Regulation of Mortgage Banking Operations
Our mortgage banking business is subject to the rules and regulations of the U.S. Department of Housing and Urban Development (“HUD”), the Federal Housing Administration (“FHA”), the Veterans’ Administration (“VA”) and Fannie Mae with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines, which include provisions for inspections and appraisals, require credit reports on prospective borrowers, and fix maximum loan amounts. Lenders are required annually to submit audited financial statements to Fannie Mae, FHA and VA. Each of these regulatory entities has its own financial requirements. We are also subject to examination by Fannie Mae, FHA and VA to assure compliance with the applicable regulations, policies and procedures. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act, the Fair Housing Act, the Fair Credit Reporting Act, the National Flood Insurance Act and the Real Estate Settlement Procedures Act and related regulations that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Our mortgage banking operations are also affected by various state and local laws and regulations and the requirements of various private mortgage investors.
Community Reinvestment
Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. However, institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (1) lending, to evaluate the institution’s record of making loans in its assessment areas; (2) investment, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low- or moderate-income individuals and businesses; and (3) service, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of the community and to take such record into account in its evaluation of certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions make public disclosure of their CRA ratings. The Bank was assigned a “satisfactory” rating as a result of its most recent CRA examination.
In 2023, the federal bank regulators jointly issued a final rule to strengthen and modernize the CRA regulations to better achieve the purpose of the CRA. The final rule updates the CRA regulations to evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems. The final rule adopts a new metrics-based approach to evaluating bank retail lending and community development financing, using benchmarks based on peer and demographic data. Most of the rule’s requirements will be applicable beginning January 1, 2026. The remaining requirements, including the data reporting requirements, will be applicable on January 1, 2027. On July 16, 2025, the federal bank regulators jointly issued a proposal to rescind the 2023 rule and replace it with the 1995 CRA regulations, with certain technical amendments.
Bank Secrecy Act
Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, commonly referred to as the “USA Patriot Act” or the “Patriot Act”, contains prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to prevent the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires banks and other depository institutions, brokers, dealers and certain other businesses involved in the transfer of money to establish anti-money laundering programs, including employee training and independent audit requirements meeting minimum standards specified by the Patriot Act, to follow standards for customer identification and maintenance of customer identification records, and to compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The Patriot Act also requires federal bank regulators to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve a proposed bank acquisition. In July 2024, the federal banking agencies proposed amendments to update the requirements for supervised institutions to establish, implement and maintain effective, risk-based and reasonably designed AML and countering the financing of terrorism (“CFT”) programs. The proposed amendments would require supervised institutions to identify, evaluate and document the regulated institution's money laundering, terrorist financing and other illicit finance activity risks, as well as consider, as appropriate, the U.S. Department of the Treasury's Financial Crimes Enforcement Network's (“FinCEN”) published national AML/CFT priorities.
Cybersecurity
Federal regulations require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours, after the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.
Guidance for Third-Party Relationships
The federal bank regulators have jointly issued guidance on risk management of third-party relationships, including third-party lending relationships. The interagency guidance seeks to, among other things, promote consistency in third-party risk management and provide sound risk management guidance for third-party relationships commensurate with a bank's risk profile and complexity as well as the criticality of the activity.
Brokered Deposits
The FDIC limits the ability to accept brokered deposits to those insured depository institutions that are well capitalized. Institutions that are less than well capitalized cannot accept, renew or roll over any brokered deposit unless they have applied for and been granted a waiver by the FDIC. Institutions that are less than well capitalized that are permitted to accept, renew or rollover brokered deposits via FDIC waiver generally may not pay an interest rate in excess of the national rate plus 75 basis points on such brokered deposits. The FDIC has defined the “national rate” for all interest-bearing deposits held by less-than-well-capitalized institutions as “a simple average of rates paid by all insured depository institutions and branches for which data are available” and has stated that its presumption is that this national rate is the prevailing rate in any market.
Brokered deposits are deposits placed into a bank by a third-party deposit broker. Generally, a person is a “deposit broker” if it is “engaged in the business of placing deposits, or facilitating the placement of deposits, of third parties with insured depository institutions or the business of placing deposits with insured depository institutions for the purpose of selling interests in those deposits to third parties.” FDIC regulations define what it means to be in the business of placing deposits and facilitating the placement of deposits for purpose of the deposit broker definition.
Other Laws and Regulations
Some of the aspects of our lending and deposit business that are subject to regulation by the OCC and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and deposit accounts. In addition, we are subject to numerous federal and state laws and regulations that include specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms, and discrimination in credit transactions.
We are also subject to the Gramm-Leach-Bliley Act (the “GLBA”) and its implementing regulations and guidance. Among other things, the GLBA (i) imposes certain limitations on the ability to share consumers’ nonpublic personal information with non-affiliated third-parties and (ii) requires certain disclosures to consumers about information collection, sharing, and security practices and their right to “opt out” of the institution’s disclosure of their personal financial information to non-affiliated third-parties (with certain exceptions).
Enforcement Actions
Federal and state statutes and regulations provide financial institution regulatory agencies with great flexibility to undertake an enforcement action against an institution that fails to comply with regulatory requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to civil money penalties, cease-and-desist orders, receivership, conservatorship, or the termination of the deposit insurance.
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

Information About Our Executive Officers (as of December 31, 2025)

Executive Officer	Recent Work Experience	Age
James M. Burke President and Chief Executive Officer	President and Chief Executive Officer since July 1, 2023. Prior to that time, he served as President and Chief Executive Officer of The Community Financial Corporation.	57
Charles S. Cullum Executive Vice President and Chief Financial Officer	Chief Financial Officer since April 21, 2025. Prior to that time, he served as Chief Financial Officer of Sandy Spring Bancorp, Inc. from May 2024 to April 2025, Treasurer from July 2022 to May 2024 and Corporate Strategist and Director of Financial Analysis prior to July 2022.	41
Virginia M. Anderson Executive Vice President and Chief Internal Audit Officer	Chief Internal Audit Officer since January 1, 2025. From January 1, 2024, to December 31, 2024, she served as Director of Internal Audit. From July 1, 2023, to December 31, 2023, she served as Director of Special Projects. Prior to that time, she served as Vice President of Special Projects of Community Bank of the Chesapeake.	67
B. Scot Ebron Executive Vice President and Chief Banking Officer	Chief Banking Officer since July 1, 2023. Prior to that time, he served as Chief Banking Officer of The Community Financial Corporation.	57
Christy Lombardi Executive Vice President and Chief Human Resources Officer	Chief Human Resources Officer since July 1, 2023. Prior to that time, she served as Chief Operating Officer of The Community Financial Corporation.	49
Aaron M. Kaslow Executive Vice President and Chief Legal Officer	Chief Legal Officer since October 20, 2025. Prior to that time, he served as General Counsel and Chief Administrative Officer of Sandy Spring Bancorp, Inc.	61
Lacey A. Pierce Executive Vice President and Chief Strategy & Project Officer	Chief Strategy & Project Officer since January 1, 2025. Previously Chief Administrative Officer since July 1, 2023. Prior to that time, she served as Chief Administrative Officer of The Community Financial Corporation.	40
Charles E. Ruch, Jr. Executive Vice President and Chief Credit Officer	Chief Credit Officer since 2016.	66
Noah Stayton Executive Vice President and Chief Information Officer	Chief Information Officer since August 4, 2025. Previously head of the North America Risk Practice at Visa Consulting and Analytics.	40
Donna J. Stevens Executive Vice President and Chief Operating Officer	Chief Operating Officer since 2015.	63
Talal Tay Executive Vice President and Chief Risk Officer	Chief Risk Officer since July 1, 2023. Prior to that time, he served as Chief Risk Officer of The Community Financial Corporation.	48

Item 1A.    RISK FACTORS
Investing in our common stock involves risks, including the possibility that the value of the investment could fall substantially and that dividends or other distributions could be reduced or eliminated. Investors should carefully consider the following risk factors before making an investment decision regarding our stock. The following risk factors may cause our future earnings to be lower or our financial condition to be less favorable than expected, which could adversely affect the value of, and return on, an investment in the Company. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause earnings to be lower or may adversely impact our financial condition. Investors should also consider the other information in this Annual Report on Form 10-K, as well as in the documents incorporated by reference into this Form 10-K, as the same may be updated from time to time by our future filings with the SEC under the Exchange Act.
Risks Related to the Economy, Financial Markets, Interest Rates and Liquidity
The geographic concentration of our operations makes us susceptible to downturns in local economic conditions.
Our banking operations are concentrated in eastern and southern Maryland, Delaware and northern Virginia. Our success depends in part upon economic conditions in these markets. The Washington, D.C. metropolitan area is characterized by a significant number of businesses that are federal government contractors or subcontractors, or that depend on such businesses for a significant portion of their revenues. In addition, federal government employees make up a significant proportion of the population of the Washington, D.C. metropolitan area. Reductions in the federal workforce through layoffs and buyouts, furloughs of government employees or government contractors, as well as cancelling government contracts and other impacts from declining government spending, lapses in appropriations, or changes in fiscal appropriations could have adverse impacts on other businesses in our market and the general economy of the greater Washington, D.C. metropolitan area. Adverse changes in economic conditions in our markets could limit growth in loans and deposits, impair our ability to collect amounts due on loans, increase problem loans and charge-offs and otherwise negatively affect our performance and financial condition. Declines in real estate values could cause some of our residential and commercial real estate loans to be inadequately collateralized, which would expose us to a greater risk of loss if the recovery on amounts due on defaulted loans is resolved by selling the real estate collateral under duress or to expedite payment.
Changes in interest rates may adversely affect our earnings and financial condition.
Our net income depends to a great extent upon the level of net interest income, which is the difference between the interest income earned on loans, investments, and other interest-earning assets, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is affected by changes in market interest rates because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income.
Changes in market interest rates are affected by many factors beyond our control, including inflation, unemployment, money supply, fiscal policies of the U.S. government, domestic and international events, and events in U.S. and other financial markets. We attempt to manage our risk from changes in market interest rates by adjusting the rates, maturity, re-pricing, and balances of the different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our results of operations. Changes in the market interest rates for types of products and services in various markets also may vary significantly from location to location and over time based upon competition and local or regional economic factors.
For further discussion regarding the impact of interest rate movements on net interest income, see Item 7A of this report. The results of any interest rate sensitivity simulation model depend upon a number of assumptions regarding customer behavior, movement of interest rates and cash flows, any of which may prove to be inaccurate.
Inflation can have an adverse impact on our business and on our customers.
Inflation generally increases the cost of goods and services we use in our business operations, as well as labor costs. We may find that we need to give higher than normal raises to employees and start new employees at a higher wage. Furthermore, our clients are also affected by elevated inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Historically, the Federal Reserve has increased the federal funds target rate in an effort to combat elevated inflation. Market interest rates generally increase in response to the Federal Reserve's actions. Higher market interest rates increase borrowing costs and depress loan demand. As market interest rates rise, the value of our investment securities generally decreases, although this effect can be less pronounced for floating rate instruments. Higher interest rates increase the attractiveness of alternative investment and savings products, like U.S. Treasury securities and money market funds, which can make it difficult to attract and retain deposits. Sustained higher interest could weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in a further increase in loan delinquencies and nonperforming assets, decreases in loan collateral values, and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition, and results of operations.

Insufficient liquidity could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.
We require sufficient liquidity to fund loan commitments, satisfy depositor withdrawal requests, make payments on our debt obligations as they become due, and meet other cash commitments. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner, and without adverse conditions or consequences. Our sources of liquidity consist primarily of cash, assets readily convertible to cash (such as investment securities), increases in deposits, advances, as needed, from the FHLB, borrowings, as needed, from the Federal Reserve Bank of Richmond, and other borrowings. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy generally. Core deposits and FHLB advances are our primary source of funding. A significant decrease in core deposits, an inability to renew FHLB advances, an inability to obtain alternative funding to core deposits or FHLB advances, or a substantial, unexpected, or prolonged change in the level or cost of liquidity could have a negative effect on our business, financial condition and results of operations.
Our business may be adversely affected by unfavorable economic, market, and political conditions.
Our results of operations could be adversely affected in the event of an economic recession because we could experience higher loan charge-offs and higher operating costs. Adverse economic conditions, both in the U.S. and globally, including persistent inflation, rising interest rates, supply chain issues, labor shortages or changes in United States trade policies, including the imposition of tariffs and retaliatory tariffs, could adversely affect our results of operations. Changes in interest rates, inflation, or the financial markets could affect demand for our products. Real estate market conditions directly affect performance of our loans secured by real estate. Debt markets affect the availability of credit, which impacts the rates and terms at which we offer loans. Stock market downturns often signal broader economic deterioration and/or a downward trend in business earnings, which may adversely affect businesses’ ability to raise capital and/or service their debts. Political and electoral changes, developments, conflicts, and conditions have in the past introduced, and may in the future introduce, additional uncertainty that may also affect our results of operations.
Unfavorable economic, market and political conditions could have direct or indirect material adverse impacts on us, our customers, and our counterparties and could result in one or more of the following:
•a decrease in the demand for our loans and other products and services offered by us;
•a decrease in our deposit balances due to overall reductions in the accounts of customers;
•a decrease in the value of collateral securing our loans;
•an increase in the level of nonperforming and classified loans;
•an increase in provisions for credit losses and loan charge-offs;
•a decrease in net interest income;
•a decrease in our ability to access the capital markets; and
•an increase in our operating expenses associated with attending to the effects of certain circumstances listed above.
Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk.
Our investment securities portfolio has risk factors beyond our control that may significantly influence its fair value. These risk factors include, but are not limited to, rating agency downgrades of the securities, defaults of the issuers of the securities, lack of market pricing of the securities, and instability in the credit markets. Lack of market activity with respect to some securities has, in certain circumstances, required us to base our fair market valuation on unobservable inputs. Any changes in these risk factors, in current accounting principles or interpretations of these principles could impact our assessment of fair value. Adjustments to the allowance for credit losses on held-to-maturity investment securities would negatively affect our earnings and regulatory capital ratios.
Credit Risks
Our allowance for credit losses may not be adequate to cover our actual credit losses; additions to the allowance for credit losses could adversely affect our financial condition and results of operations.
We maintain an allowance for credit losses in an amount that is believed to be appropriate to provide for expected losses inherent in the portfolio. We monitor credit quality and seek to identify loans that may become nonperforming; however, at any time there could be loans in the portfolio that may result in losses, but that have not been identified as nonperforming or potential problem credits. We may be unable to identify all deteriorating credits prior to them becoming nonperforming assets, or to limit losses on those loans that are identified. As a result, future additions to the allowance may be necessary. Additionally, future additions to the allowance may be required based on changes in forecasted economic conditions, changes in the loans comprising the portfolio and changes in the financial condition of borrowers, or as a result of assumptions used by management in determining the allowance. Additionally, banking regulators, as an integral part of their supervisory function, periodically review the adequacy of our allowance for credit losses. These regulatory agencies may require an increase in the provision for expected credit losses or to recognize further loan charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for credit losses could have a negative effect on our financial condition and results of operations.

We may not be able to adequately measure and limit our credit risk, which could lead to unexpected losses.
The business of lending is inherently risky, including risks that the principal of or interest on any loan will not be repaid timely, or at all, or that the value of any collateral supporting the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Many of our loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as monitoring the concentration of loans within specific industries and credit approval practices, may not adequately reduce credit risk, and credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting customers and the quality of the loan portfolio. A failure to effectively measure and limit the credit risk associated with our loan portfolio could lead to unexpected losses and have a material adverse effect on our business, financial condition and results of operations.
Our commercial real estate lending activities expose us to increased lending risks and related loan losses.
At December 31, 2025, our commercial real estate loan portfolio totaled $2.64 billion, or 53.95% of our total loan portfolio. Commercial real estate loans generally expose a lender to greater risk of non-payment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation of the properties and the income stream of the borrowers. These loans involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Some segments have shown some signs of weakness as rising expenses and debt costs and lower valuations have impacted credit quality metrics. Vacancy rates have risen in the office sector, which is experiencing significant structural shifts that could take several years to fully materialize as remote work practices normalize. To the extent that borrowers have more than one commercial real estate loan outstanding, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential real estate loan. Moreover, if loans that are collateralized by commercial real estate become troubled and the value of the real estate has deteriorated significantly, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. A decline in the value of the collateral for a loan may require us to increase our allowance for credit losses, which would adversely affect our financial condition and results of operations.
Imposition of limits by the bank regulators on commercial real estate lending activities could curtail our growth and adversely affect our earnings.
A bank’s commercial real estate lending exposure could receive increased supervisory scrutiny when total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied investor real estate, and construction and land loans, represent 300% or more of an institution’s total risk-based capital, and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months. At December 31, 2025, our total commercial investor real estate loans, including loans secured by apartment buildings, nonowner-occupied commercial real estate, and construction and land loans represented 342.55% of the Bank’s total risk-based capital. Management has established a commercial real estate lending framework to monitor specific exposures and limits by types within the commercial real estate loan portfolio and takes appropriate actions, as necessary. If the OCC, the Bank’s primary federal regulator, were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, it could curtail or growth and adversely affect our earnings. If we are required to maintain higher levels of capital as a result of our commercial real estate loan concentrations, we may need to obtain additional capital, which may adversely affect shareholder returns.
Our concentration of residential mortgage loans exposes us to increased lending risks.
At December 31, 2025, 33.60% of our total loan portfolio was secured by one-to-four family real estate, a significant majority of which is located in Maryland, Delaware and northern Virginia. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.
An increase in nonperforming assets would adversely impact earnings.
Nonperforming assets adversely affect net income in various ways. Interest income is not accrued on nonaccrual loans, other real estate owned or repossessed assets. We must record a reserve for expected credit losses, which is established through a current period charge in the form of a provision for expected credit losses, and from time to time we must write down the value of properties in our other real estate owned and repossessed assets portfolios to reflect changing market values. Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs such as taxes, insurance and maintenance related to other real estate owned and repossessed assets. Further, the resolution of nonperforming assets requires the active involvement of management, which can distract them from more profitable activities. Finally, if the estimate for the recorded allowance for credit losses proves to be incorrect and the allowance is inadequate, the allowance will have to be increased and, as a result, our earnings would be adversely affected.
Appraisals may not accurately describe the value of our collateral.

When making a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made and does not guarantee that the appraised value could be realized upon sale of the property. Real estate values can change significantly in relatively short periods of time, especially in periods of changing interest rates and economic uncertainty. If the amount realizable upon the sale of the collateral is less than the appraised value, we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan. In addition, we rely on appraisals and other valuation techniques to establish the value of foreclosed real estate and to determine certain loan impairments. If any of these valuations are incorrect, our consolidated financial statements may reflect the incorrect value of our other real estate owned and our allowance for credit losses may not accurately reflect loan impairments.
Strategic and Other Risks
Our future success will depend on our ability to compete effectively in the highly competitive financial services industry.
We face substantial competition in all phases of our operations from a variety of different competitors. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, money market funds and other mutual funds, as well as other local and community, super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere. Credit unions have federal tax exemptions, which may allow them to offer lower rates on loans and higher rates on deposits than taxpaying financial institutions such as commercial banks. In addition, non-depository institution competitors are generally not subject to the extensive regulation applicable to institutions that offer federally insured deposits. Because technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, we also compete with financial technology companies seeking to disrupt conventional banking markets. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment. Failure to attract new clients or retain existing ones could have an adverse effect on our financial condition and results of operations.
The loss of key personnel could disrupt our business.
Our continued growth and future success will depend in large part on the skills of our management team, as well as on our ability to attract, motivate and retain highly qualified senior and middle management and other skilled employees. The loss of service of one or more of our executive officers or key personnel could reduce our ability to successfully implement our long-term business strategy. Leadership changes will occur from time to time and we cannot predict whether or when significant resignations will occur or whether we will be able to recruit additional qualified personnel. We believe our management team possesses valuable knowledge about the banking industry and our markets and that their knowledge and relationships would be very difficult to replicate. Our success also depends on the experience of our branch managers and lending officers and on their relationships with the customers and communities they serve. The loss of these key personnel could negatively affect our banking operations. Competition for qualified employees is intense, and the process of locating key personnel with the combination of skills, attributes and business relationships required to execute our business plan may be lengthy. The loss of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.
Acquisitions could disrupt our business.
The success of future acquisitions we may consummate may depend, in part, on the ability to realize the estimated cost savings and combine the acquired businesses with our existing operations in a manner that does not materially disrupt the existing customer relationships of either institution, or result in decreased revenues resulting from any loss of customers, and that permits growth opportunities to occur. If we are unable to successfully achieve these objectives, the anticipated benefits of future acquisitions may not be realized fully or at all or may take longer to realize than expected.
It is possible that the potential cost savings of future acquisitions could turn out to be more difficult to achieve than anticipated and the integration process associated with an acquisition could result in the loss of key employees, the disruption of ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisitions. Integration efforts could also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of a transaction.
Operational Risks
Our funding sources may prove insufficient to replace deposits and support our future growth.
We rely on customer deposits, advances from the FHLB, and lines of credit at other financial institutions to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change. Our financial flexibility will be severely constrained and/or our cost of funds will increase if we are unable to maintain our access to funding or if financing necessary to accommodate future growth is not available at favorable interest rates. Finally, if we are required to place greater reliance on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our results of operations would be adversely affected.
Income from mortgage-banking operations is volatile and we may incur losses with respect to our mortgage-banking operations that could negatively affect our earnings.
One component of our strategy is to sell on the secondary market the longer term, conforming fixed-rate residential mortgage loans that we originate, earning noninterest income in the form of gains on the sale of the loans. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans we can originate for sale. Weak or deteriorating economic conditions also tend to reduce loan demand. When mortgage loans are sold, it is customary to make representations and warranties to the purchaser about the mortgage loans and the manner in which they were originated. Whole loan sale agreements require the repurchase or substitution of mortgage loans in the event we breach any of these representations or warranties. In addition, there may be a requirement to repurchase mortgage loans as a result of borrower fraud or in the event of early payment default of the borrower on a mortgage loan. Repurchase and indemnity demands, if significant, could adversely affect our financial condition and results of operations.
Any delays in our ability to foreclose on delinquent mortgage loans may increase our costs and expose us to greater losses.
The origination of mortgage loans occurs with the expectation that, if the borrower defaults, the ultimate loss would be mitigated by the value of the collateral that secures the mortgage loan. The ability to mitigate the losses on defaulted loans depends upon the ability to promptly foreclose upon the collateral after an appropriate cure period. The length of the foreclosure process depends on state law and other factors, such as the volume of foreclosures and actions taken by the borrower to stop the foreclosure. Any delay in the foreclosure process will adversely affect us by increasing the expenses related to carrying such assets, such as taxes, insurance, and other carrying costs, and expose us to losses as a result of potential additional declines in the value of such collateral.
The strict enforcement of federal laws regarding cannabis could result in our inability to continue to provide banking services to marijuana-related businesses and expose us to legal action by the federal government.
We have deposit and loan customers that are licensed in several states within the United States to do business in the cannabis industry as growers, processors, and dispensaries. While cannabis is legal in these states of operation, it remains classified as a Schedule I controlled substance under the federal Controlled Substances Act. As such, the cultivation, use, distribution, and possession of cannabis is a violation of federal law that is punishable by imprisonment and fines. Notwithstanding state law that permits the sale of cannabis, the federal government has the authority to regulate and criminalize cannabis, including medical marijuana.
Prior to 2018, the U.S. Department of Justice characterized the enforcement of the Controlled Substances Act against persons and entities complying with state regulatory systems permitting the use, manufacture and sale of medical marijuana as an inefficient use of their prosecutorial resources and discretion. Although the DOJ rescinded this position, as of the date of this report we are not aware of any insured depository institution that has been prosecuted by the DOJ based on providing otherwise lawful banking products and services to the cannabis industry.
Since 2014, the U.S. Congress has annually included a rider to an omnibus spending bill that prohibits the DOJ and the U.S. Drug Enforcement Administration from using funds from relevant appropriations acts to prevent states from implementing their own laws that authorize the use, distribution, possession, or cultivation of medical marijuana. Further, the U.S. Court of Appeals for the Ninth Circuit has held that this spending restriction prohibits the DOJ from spending funds from relevant appropriations acts to prosecute individuals who engage in conduct permitted by state medical marijuana laws and who fully comply with such laws. The Ninth Circuit ruling is not binding on federal courts outside of the Ninth Circuit, including those in Maryland, Delaware and Virginia. Additionally, as the possession and use of cannabis remains illegal under the Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services that we provide to these customers and could have legal action taken against us by the federal government, including imprisonment and fines. Elimination of restrictions on the DOJ from spending money on certain enforcement activities and any change in the federal government’s enforcement position with respect to state cannabis laws could cause us to cease providing banking services to the medical and adult-use cannabis industry, which could have a material adverse effect on our business, financial condition, and results of operations.
The Financial Crimes Enforcement Network has provided guidance for financial institutions on how to serve marijuana-related businesses while complying with the Bank Secrecy Act and federal law. Any change in this guidance, any new regulations or legislation, any change in existing regulations, and any change in regulatory policy or interpretation of laws or regulations could increase our cost of regulatory compliance, which could have a material adverse effect on our business, financial condition, and results of operations.
On December 18, 2025, President Trump issued an executive order directing the Attorney General to take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the Controlled Substances Act, which would allow marijuana to be recognized for acceptable medical use. Rescheduling marijuana would not legalize marijuana for recreational use or override state cannabis laws. As long as marijuana remains a controlled substance, whether in Schedule I or Schedule III, the manufacture, distribution, and possession of state-legal marijuana generally remain federal crimes.

Our risk management framework may not be effective in mitigating risks and/or losses to us.
Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate, operational and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk of loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, or results of operations could be materially and adversely affected. We also may be subject to potentially adverse regulatory consequences.
Risks Related to our Financial Statements
We may incur impairment charges on our investment securities, which could adversely impact our results of operations, liquidity, financial condition, or growth prospects.
Under current accounting standards, declines in the fair value of our available for sale or held to maturity securities that are judged to be other-than-temporary would require us to write down the securities to fair value through charges to earnings. These charges could reduce our net income and equity, negatively affect our liquidity, and require us to raise additional capital or curtail growth initiatives. Future triggering events could include prolonged or severe credit deterioration, adverse changes in market conditions (e.g., interest-rate spikes or widening credit spreads), issuer-specific credit events, or unexpected downgrades by rating agencies.
Impairment goodwill, other intangible assets, or deferred tax assets could require charges to earnings, which would adversely impact on our results of operations.
Under current accounting standards, goodwill is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. Intangible assets other than goodwill are also subject to impairment tests at least annually. A decline in the price of our common stock or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform goodwill and other intangible assets impairment tests and result in an impairment charge being recorded for that period which was not reflected in such earnings release. If we conclude that all or a portion of our goodwill or other intangible assets may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At December 31, 2025, we had recorded goodwill of $63.3 million and other intangible assets, net of $29.7 million, representing approximately 10.7% and 5.0% of stockholders’ equity, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Assessing the need for, or the sufficiency of, a valuation allowance requires management to evaluate all available evidence, both negative and positive, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At December 31, 2025, our gross deferred tax assets were approximately $51.7 million. There was a valuation allowance of deferred taxes of $2.8 million recorded at December 31, 2025, as management believes it is more likely than not that net operating losses for Shore Bancshares only will not be realized for state income tax purposes. Shore Bancshares files a separate return with the State of Maryland and does not expect that it will generate sufficient taxable income to utilize its deferred tax assets. No valuation allowance is currently recorded for state deferred income taxes of the Bank or at the federal level where we file a consolidated tax return.
Changes in accounting standards or interpretation of new or existing standards may affect how we report our financial condition and results of operations.
From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change accounting regulations and reporting standards that govern the preparation of our financial statements. In addition, the FASB, SEC, bank regulators and our independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, there could be a requirement to apply a new or revised accounting standard retroactively, resulting in the restatement of prior period financial statements.
The Current Expected Credit Loss (“CECL”) accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.
Accounting Standard Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, requires advanced modeling techniques, heavy reliance on assumptions, and dependence on historical data that may not accurately forecast losses. CECL can result in volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as forecasted economic conditions and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, can have an adverse effect on our financial condition and results of operations.
Our accounting estimates and risk management processes rely on analytical and forecasting models.
The processes that we use to estimate our allowance for credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models that we use for interest rate risk and asset-liability management are inadequate, we could incur increased or unexpected losses upon changes in market interest rates or other market measures. Inaccurate deposit assumptions could render model results unreliable and may mask our true interest rate risk and liquidity risk profiles. Inaccurate model projections and stresses may result in higher-than-forecast funding costs and potentially unexpected liquidity shortfalls. If the models that we use for determining our allowance for expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models that we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our financial condition and results of operations.
We have previously identified material weaknesses in our internal controls.
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
We depend on the accuracy and completeness of information about customers and counterparties and our financial condition could be adversely affected if we rely on inaccurate information.
In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information, which we do not independently verify. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to customers, we may assume that a customer’s audited financial statements conform with generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our financial condition and results of operations could be negatively impacted to the extent we rely on inaccurate information.
Operational risks, including system failures, human error, and third-party dependencies could adversely affect our business.
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
Risks Related to Cybersecurity and Technology
Our information systems may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, human resources, and other systems, misappropriation of funds, and theft of proprietary or customer data. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our facilities and systems, and those of our third-party service providers and vendors, may be vulnerable to cyber-attacks, security breaches, ransomware, unauthorized activity and access, malicious code, acts of vandalism, computer viruses, theft of data, misplaced or lost data, fraud, misconduct or misuse, social engineering attacks and denial of service attacks, phishing attacks, programming or human errors, physical break-ins, or other disruptions (including natural disasters), any of which could result in critical data becoming inaccessible or the loss or disclosure of confidential or personal client or employee information or our own proprietary information. Any such loss or disclosure of confidential information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations and the services we provide to customers, damage our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business, financial condition, and results of operations.
Failure to comply with privacy and information security laws could expose us to liability.
We are subject to laws regarding the privacy, information security and protection of personal information. Any violation of these laws or another incident involving personal, confidential or proprietary information of individuals could damage our reputation and otherwise adversely affect our business, financial condition, and results of operations. Our business requires the collection and retention of large volumes of customer data, including personally identifiable information in various information systems that we maintain and in those maintained by third parties with whom we contract to provide data services. We also maintain important internal company data such as personally identifiable information about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties). For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share nonpublic personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal laws and regulations impose data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that our collection, use, transfer and storage of personal information complies with all applicable laws and regulations can increase costs.
Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of our measures to safeguard personal information, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers for our products and services and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition, and results of operations.
Our reliance on third party vendors could expose us to additional cyber risk and liability.
The operation of our business involves outsourcing certain business functions and reliance on third-party providers, which may result in transmission and maintenance of personal, confidential and proprietary information to and by such vendors. Although we require third-party providers to maintain certain levels of information security, such providers may experience breaches, non-performance of or outages by their own vendors, unauthorized access, unplanned outages, misuse, computer viruses or other malicious attacks that could ultimately compromise sensitive information possessed by us.

We outsource certain aspects of our data processing to certain third-party providers, which may expose us to additional risk.
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
Our third-party providers may be vulnerable to unauthorized access, natural disasters, computer viruses, insider threats, phishing schemes and other security breaches. Threats to information security also exist in the processing of customer information through various other third-party providers and their personnel. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities, which could adversely affect our business, financial condition, and results of operations.
We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data-processing and deposit-processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Our third-party service providers may themselves rely on third-party vendors, including cloud service providers, with which we have no direct relationship. The failure of the systems used by our third-party servicers could also interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
In addition, we provide our customers the ability to bank remotely, including online over the Internet and through mobile banking applications. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Further, we outsource some of the data processing functions used for remote banking, and accordingly we are dependent on the expertise and performance of our third-party providers. To the extent that our activities, the activities of our customers, or the activities of our third-party service providers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.
We are at risk of increased losses from fraud.
Fraudulent activity that may be committed against us or our customers may result in financial losses or increased costs to us. Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. Such fraudulent activity has taken many forms, ranging from wire fraud, debit card fraud, check fraud, mechanical devices attached to ATMs, social engineering and phishing attacks to obtain personal information, business email compromise, or impersonation of clients through the use of falsified or stolen credentials. While we have policies and procedures, as well as fraud detection tools, designed to prevent fraud losses, such policies, procedures and tools may be insufficient to accurately detect and prevent fraud. A significant increase in fraudulent activities could lead us to take additional steps to reduce fraud risk, which could increase our costs. Fraud losses may materially and adversely affect our business, financial condition, and results of operations.
Failure to keep up with technological change in the financial services industry could have a material adverse effect on our competitive position or profitability.
The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-

driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.
Risks Relating to the Regulation of our Industry
We operate in a highly regulated environment, which could restrain our growth and profitability.
The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance fund and depositors, not shareholders. The Bank is subject to regulation and supervision by the OCC. Shore Bancshares is subject to regulation and supervision by the Federal Reserve. Federal laws and regulations govern numerous matters affecting us, including changes in the ownership or control of banks and bank holding companies, maintenance of adequate capital and sound financial condition, permissible types, amounts and terms of loans and investments, permissible non-banking activities, and restrictions on dividend payments. These and other restrictions limit the way we conduct business and obtain financing. The laws, rules, regulations, and supervisory guidance and policies applicable to us are subject to regular modification and change. Such changes may, among other things, increase the cost of doing business, limit the types of financial services and products we offer, or affect the competitive balance between banks and other financial institutions. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and adversely affect our profitability. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, our compliance policies and procedures may not be effective. Failure to comply (or to ensure that our agents and third-party service providers comply) with laws, regulations, or policies could result in enforcement actions or sanctions by regulatory agencies, civil money penalties, and/or reputational damage, which could have a material adverse effect on our business, financial condition, or results of operations. The burdens imposed by federal and state regulations put banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies, and leasing companies.
Federal regulators periodically examine our business, and we may be required to remediate adverse examination findings.
As part of the bank regulatory process, the Federal Reserve and the OCC periodically conduct comprehensive examinations of our business, including compliance with laws and regulations. If, as a result of an examination, the Federal Reserve or the OCC were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, asset sensitivity, risk management or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. The Federal Reserve and the OCC may enjoin “unsafe or unsound” practices or violations of law, require affirmative actions to correct any conditions resulting from any violation or practice, issue an administrative order that can be judicially enforced, direct an increase in our capital levels, restrict our growth, assess civil monetary penalties against us or our officers or directors, and remove officers and directors. The FDIC also has authority to review the Bank’s financial condition, and, if the FDIC were to conclude that the Bank or its directors were engaged in unsafe or unsound practices, that the Bank was in an unsafe or unsound condition to continue operations, or that the Bank or the directors violated applicable law, the FDIC could move to terminate the Bank’s deposit insurance. Any regulatory action against us could have a material adverse effect on our business, financial condition, and results of operations.
Our FDIC deposit insurance assessments may increase.
Customer deposits are insured by the FDIC up to legal limits. The FDIC assesses fees on insured depository institutions to fund the Deposit Insurance Fund, which protects depositors in the event of bank failures. Our regular assessments are determined by our risk profile. An increase in our risk profile could result in an increase in our deposit insurance assessments. Increases in assessment rates or special assessments may occur in the future, especially if there are significant bank failures. Increases in assessment rates, special assessments, or required prepayments could have a material adverse effect on our business, financial condition and results of operations.
We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The CRA requires the OCC to assess our performance in meeting the credit needs of the communities we serve, including low- and moderate-income neighborhoods. If the OCC determines that we need to improve our performance or are in substantial non-compliance with CRA requirements, various adverse regulatory consequences may ensue. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. In addition, we are subject to other federal and state laws designed to protect consumers. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with clients when taking deposits, making loans, collecting and servicing loans and providing other services.
A successful regulatory challenge to an institution’s performance under the CRA, fair lending laws or regulations, or consumer lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also be able to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition and results of operations.
Additionally, state attorneys general can enforce consumer protection laws, including through use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB. In conducting an investigation, the state attorneys general may issue a civil investigative demand requiring a target company to prepare and submit, among other items, documents, written reports, answers to interrogatories, and deposition testimony. If we become subject to such an investigation, the required response could result in substantial costs and a diversion of the attention and resources of our management, and any penalties imposed in connection with such investigations could have a material adverse effect on our business, financial condition and results of operations.
We face a risk of noncompliance and enforcement action with the BSA and other anti-money laundering statues and regulations.
The federal Bank Secrecy Act, the PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the Department of Justice, Drug Enforcement Administration and Internal Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Asset Control. The OCC also focuses on compliance with the Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, and results of operations.
Risks Relating to Our Securities
Our common stock is not insured by any governmental entity.
Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity. Investment in our common stock is subject to risk, including possible loss.
Our ability to pay dividends is limited by law and contract.
The ability to pay dividends to shareholders largely depends on Shore Bancshares’ receipt of dividends from the Bank. The amount of dividends that the Bank may pay to Shore Bancshares is limited by federal laws and regulations. The ability of the Bank to pay dividends is also subject to its profitability, financial condition and cash flow requirements. There is no assurance that the Bank will be able to pay dividends to Shore Bancshares in the future. In addition, as a financial holding company, Shore Bancshares’ ability to declare and pay dividends is dependent on federal regulatory considerations, including limits on dividends should we not maintain the required capital conservation buffer and guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. We may limit the payment of dividends, even when the legal ability to pay them exists, in order to retain earnings for other uses.
Our subordinated debt instruments contain restrictions on our ability to declare and pay dividends on or repurchase our common stock.
Under the terms of our subordinated debentures, if (i) there has occurred and is continuing an event of default; (ii) we are in default with respect to payment of any obligations under the related guarantee; or (iii) we have given notice of our election to defer payments of interest on the subordinated debentures by extending the interest distribution period as provided in the indentures governing the subordinated debentures and such period, or any extension thereof, has commenced and is continuing, then we may not, among other things, declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of our capital stock, including our common stock. Under the terms of our subordinated notes, upon the occurrence and during the continuation of an event of default, we may not declare or pay any dividends or distributions on, or redeem, purchase, acquire, or make a liquidation payment with respect to, any of Shore Bancshares’ capital stock. As of December 31, 2025, we were current on all interest due on our outstanding subordinated debt instruments.
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
The market price for our stock may be volatile.
The market price for our common stock has fluctuated, ranging between $11.47 and $19.22 per share during the 12 months ended December 31, 2025. The overall market and the price of our common stock may experience volatility. There may be a significant impact on the market price for the common stock due to, among other things:
•past and future dividend practice;
•financial condition, performance, creditworthiness and prospects;
•quarterly variations in results of operations or the quality of our assets;
•results of operations that vary from the expectations of management, securities analysts and investors;
•changes in expectations as to the future financial performance;
•announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;
•the operating and securities price performance of other companies that investors believe are comparable to us;
•future sales of our equity or equity-related securities;
•the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
•changes in global financial markets and economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility or other geopolitical, regulatory or judicial events.
General Risk Factors
Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other external and geopolitical events could significantly impact the business.
Severe weather, earthquakes, other natural disasters, pandemics, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue, cause us to incur additional expenses or disrupt the Company’s operations. Climate change has the potential to increase the frequency and severity of these severe weather events in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition, and results of operations.
Climate change could have a material adverse impact on us and our clients.
We are exposed to risks of physical impacts of climate change and risks arising from the process of transitioning to a less carbon-dependent economy. Climate change-related physical risks include increased severity and frequency of adverse weather events, such as extreme storms and flooding, and longer-term shifts in climate patterns, such as rising temperatures and sea levels and changes in precipitation amount and distribution. Such physical risks may have adverse impacts on us, both directly on our business operations and as a result of impacts on our borrowers and counterparties, such as declines in the value of loans, investments, real estate and other assets, disruptions in business operations and economic activity, including supply chains, and market volatility.
Transition risks include changes in regulations, market preferences and technologies toward a less carbon-dependent economy. The possible adverse impacts of transition risks include asset devaluations, increased operational and compliance costs, and an inability to meet regulatory or market expectations. For example, we may become subject to new or heightened regulatory requirements and stakeholder expectations regarding climate change, including those relating operational resiliency, disclosure and financial reporting.
The risks associated with climate change are rapidly changing and evolving, making them difficult to assess due to limited data and other uncertainties. We could experience increased expenses resulting from strategic planning, litigation, and technology and market changes, and reputational harm as a result of negative public sentiment, regulatory scrutiny, and reduced investor and stakeholder confidence due to our response to climate change, which, in turn, could have a material negative impact on our business, financial condition, and results of operations.
Negative public opinion regarding us or failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.
Our reputation within the communities we serve is critical to our success. We believe we have set ourselves apart from our competitors by building strong personal and professional relationships with our customers and being an active member of the communities we serve. As such, we strive to enhance our reputation by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve and delivering superior service to our customers. If our reputation is negatively affected by the actions of our employees or otherwise, we could be less successful in attracting new talent and customers or may lose existing customers, and our business, financial condition and earnings could be adversely affected. Further, negative public opinion can expose us to litigation and regulatory action and delay and impede our efforts to implement our growth strategy, which could further adversely affect our business, financial condition, and results of operations.
Changes in tax laws and regulations and differences in interpretation of tax laws and regulations may negatively impact our financial performance.
From time to time, local, state or federal tax authorities change tax laws and regulations, which may result in a decrease or increase to our net deferred tax asset. Local, state or federal tax authorities may interpret laws and regulations differently than we do and challenge tax positions that we have taken on our tax returns. This may result in differences in the treatment of revenues, deductions, credits and/or differences in the timing of these items. The differences in treatment may result in payment of additional taxes, interest, penalties or litigation costs that could have a material adverse effect on our financial condition and results of operations.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
The Company recognizes that the security of our banking operations is essential to protecting our customers, maintaining our reputation, and preserving the value of the Company. The Board of Directors, through the Board Risk Oversight Committee, provides direction and oversight of our enterprise-wide risk management framework, and cybersecurity represents a component of our overall approach to enterprise-wide risk management. The Enterprise Risk Management Program establishes policies and procedures for assessing the effectiveness and efficiency of information security controls related to both design and operations. We use a variety of tools, including the Federal Financial Institutions Examination Council Cybersecurity Assessment Tools, to help us identify our cybersecurity risks and determine our cybersecurity preparedness. This assessment tool incorporates regulatory guidance. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach focused on the confidentiality, security and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents that may occur.
As one of the elements of our overall enterprise-wide risk management approach, the Enterprise Risk Management Program is focused on the following key areas:
•Security Operation and Governance: As discussed in more detail under the section titled “Cybersecurity Governance,” the Board Risk Oversight Committee oversees our information security and cybersecurity risk management.
•Collaborative Approach: We have implemented a cross-functional approach to identifying, assessing, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management.

•Security Competencies: We have security competencies and tools designed to evaluate security risks and to protect the confidentiality, integrity and availability of our information systems and data. These assets represent a blend of various management (e.g., policies), operational (e.g., standards and processes), and technical controls (e.g., tools and configurations).
•Cyber Defense and Incident Response Plan: We utilize sophisticated security monitoring and detection tools for continuous monitoring of our information systems at all times. We utilize third-party tools and solutions to actively deliver threat analysis, vulnerability management, intrusion detection, intrusion hunting and red team exercises. We also receive the latest cybersecurity alerts and threat intelligence from government agencies and information sharing and analysis centers. Our Incident Response Plan reduces the risks related to security incidents by providing guidance on our response to incidents by focusing on the coordination of personnel, policies and procedures to ensure incidents are detected, analyzed and managed.
•Third-Party Risk Management: Management of third parties, including vendors and service providers, is conducted through a risk-based approach, with the level of due diligence driven by risk factors established by the Third-Party Risk Management Program. The process provides awareness and collaboration across all internal teams including Information Technology and Risk Management. A review process is conducted on new or significantly changed key third parties to ensure certain cybersecurity baseline requirements are met and cybersecurity incidents are appropriately disclosed. This process advocates for appropriate standards and controls, based on risk factors, to secure the third parties’ information systems, and to ensure the third parties have recovery plans in place.
•Security Awareness and Education: We provide annual, mandatory training for employees regarding security awareness to better equip them with the understanding of how to properly use and protect the computing resources entrusted to them, and to communicate our information security policies, standards, processes and practices. Additionally, we conduct monthly email security awareness testing, with follow-up training assigned when deemed necessary.
We leverage continuous monitoring and regular risks assessments to identify current and potential cybersecurity risks. Technical vulnerabilities are identified using automated vulnerability scanning tools, penetration testing, and system management tools, whereas non-technical vulnerabilities are identified via process or procedural reviews. We conduct a variety of assessments throughout the year, both internally and through third parties. Vulnerability assessment and penetration tests are performed on a regular basis to provide us with an unbiased view of our environment and controls. Vulnerabilities identified during these assessments are inventoried in a centralized tracking system and reported to management on a regular basis. A multi-step approach is applied to identify, report and remediate these vulnerabilities, and we adjust our information security policies, standards, processes and practices as necessary based on the information provided by these assessments. Summarized results of key assessments are reported to the Board Risk Oversight Committee.
We engage third parties on a regular basis to assess, test and assist with the implementation of our cybersecurity program to detect and manage cybersecurity risks, including but not limited to third parties who assist with monitoring our information security systems and auditors who assist with conducting penetration tests.
Cybersecurity Governance
The Board of Directors, through the Board Risk Oversight Committee, provides direction and oversight of the enterprise-wide risk management framework of the Company, including the management of risks arising from cybersecurity threats. The Board Risk Oversight Committee reviews and approves the Information Security Policy, which includes our cybersecurity risk management program. The Board of Directors receives regular presentations and updates on cybersecurity risks, including the threat environment, evolving standards, projects and initiatives, risk and vulnerability assessments, independent audit reviews, and technological trends. The Board of Directors also receives information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the full Board of Directors discusses our approach to cybersecurity risk management.
The Information Security Officer, under the guidance of our Chief Risk Officer and Director of Operational Risk, works collaboratively across the Company to implement a program designed to protect our information systems and data from cybersecurity risks. The Information Security Officer is responsible for assessing and managing cybersecurity risks, responding to any cybersecurity incidents in accordance with our Incident Response Plan and Business Continuity Plan, and reporting incidents to appropriate individuals in accordance with the Incident Response Plan. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. The Information Technology and the Operational Risk Management teams monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents and report such threats and incidents to the Information Security Officer and Chief Information Officer and ultimately the Board Risk Oversight Committee, when appropriate. The Information Security Officer holds the Certified Information Security Manager Certification and is supported by additional team members with extensive backgrounds in cybersecurity and related fields.

Item 2.    PROPERTIES
We own or lease buildings across Maryland, Delaware and Virginia that are used in the normal course of our business. The corporate headquarters for the Company and Bank is located at 18 East Dover Street in Easton, Maryland, and is owned by the Company. As of December 31, 2025, 27 of the 40 full-service branches the Bank operates were owned by the Company. For information about our leased premises and properties, see Note 5 – “Leases” and Note 6 – “Premises and Equipment” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 3.    LEGAL PROCEEDINGS
In the normal course of business, the Company may become involved in litigation arising from its business activities. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising from pending legal proceedings will have a material adverse effect on our financial condition or results of operations.
Item 4.    MINE SAFETY DISCLOSURES
This item is not applicable.
PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION, HOLDERS AND CASH DIVIDENDS
The shares of the Company’s common stock are listed on the NASDAQ Global Select Market under the symbol “SHBI.” As of February 26, 2026, the Company had approximately 1,729 registered holders of record.
The transfer agent for the Company’s common stock is:
Broadridge Corporate Issuer Solutions, Inc.
51 Mercedes Way
Edgewood, NY 11717
Investor Relations: +1 (800) 353-0103
E-mail for investor inquiries: shareholder@broadridge.com
www.broadridge.com

Stock Performance Graph
The following graph and table show the cumulative total return on the common stock of the Company over the last five years, compared with the cumulative total return of a broad stock market index (the NASDAQ Composite Index), and a narrower index of the KBW NASDAQ Regional Banking Index. Cumulative total return on the stock or the index equals the total increase in value since December 31, 2020 assuming reinvestment of all dividends paid into the stock or the index.
The graph and table were prepared assuming that $100 was invested on December 31, 2020, in the common stock and the securities included in the indexes.

Source: S&P Global Market Intelligence	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Shore Bancshares, Inc.	$100.00	$146.88	$125.79	$106.83	$123.49	$142.05
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
KBW NASDAQ Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2025, with respect to options outstanding and shares available for future awards under the Company’s active equity incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	992,641
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	992,641

UNREGISTERED SALES OF EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s prior stock repurchase program expired on March 31, 2023. There were no purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the fourth quarter of 2025.
Item 6.    [RESERVED]

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion compares the Company’s financial condition at December 31, 2025 to its financial condition at December 31, 2024 and the results of operations for the years ended December 31, 2025 and 2024. This discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.
The discussion comparing the Company’s financial condition at December 31, 2024 to its financial condition at December 31, 2023 and the results of operations for the years ended December 31, 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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
The Company’s most significant accounting policies are presented in Note 1 – “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K. These policies, along with the disclosures presented in the notes to consolidated financial statements and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policy for the allowance for credit losses (“ACL”) on loans is a critical accounting policy. This policy is considered critical because it relates to an accounting area that requires the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.
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
The determination of the appropriate level of the ACL on loans inherently involves a high degree of subjectivity and requires the Company to make significant judgments concerning credit risks and trends using quantitative and qualitative information, as well as reasonable and supportable forecasts of future economic conditions, all of which may undergo frequent and significant changes. Changes in conditions, including unforeseen events, changes in asset-specific risk characteristics, and other economic factors, both within and outside the Company’s control, may indicate the need for an increase or decrease in the ACL on loans. While management seeks to utilize the best information available in making its assessment of the ACL estimate, the estimation process is inherently challenging as potential changes in any one factor or input may occur at different rates and/or impact pools of loans in different ways. Further, changes in factors and inputs may also be directionally inconsistent, such that improvement in one factor may offset deterioration in others.
The Company’s management reviews the adequacy of the ACL on loans on at least a quarterly basis. Refer to Note 1 – “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for additional details concerning the determination of the ACL on loans.
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

RESULTS OF OPERATIONS
Summary of Financial Results
The Company reported net income for the year ended December 31, 2025 of $59.5 million, or $1.78 diluted earnings per common share, compared to $43.9 million, or $1.32 diluted earnings per common share, for the year ended December 31, 2024. The Company’s return on average assets, return on average common equity and return on average tangible common equity were 0.98%, 10.52% and 14.09%, respectively, for the year ended December 31, 2025, compared to 0.74%, 8.35% and 12.21%, respectively, for the year ended December 31, 2024. For additional details, see “Reconciliation of Non-GAAP Measures.” The increase in net income in 2025 compared to 2024 was primarily due to higher net interest income (“NII”) driven by loan growth in 2025 coupled with loans and deposits repricing favorably. These were partially offset by a higher provision for credit losses of $3.6 million.
The following table presents selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Total interest income	$310,028	$295,338	$214,079
Total interest expense	117,651	124,789	78,772
Net interest income	192,377	170,549	135,307
Provision for credit losses	8,375	4,738	30,953
NII after provision for credit losses	184,002	165,811	104,354
Total noninterest income	32,688	31,147	33,159
Total noninterest expense	138,035	138,254	123,329
Income before income taxes	78,655	58,704	14,184
Income tax expense	19,149	14,815	2,956
Net income	$59,506	$43,889	$11,228
A comparison of key operating ratios and common share data for the years ended December 31, 2025, 2024 and 2023 is presented below.

	Year Ended December 31,
	2025	2024	2023
KEY OPERATING RATIOS
ROAA – GAAP	0.98%	0.74%	0.24%
Adjusted ROAA – non-GAAP(1)	1.08	0.92	0.58
Return on average common equity (“ROACE”) – GAAP	10.52	8.35	2.54
Return on average tangible common equity (“ROATCE”) – non-GAAP(2)	14.09	12.21	4.42
Average total equity to average total assets	9.28	8.92	9.47
Net interest spread	2.40	2.14	2.42
Net interest margin	3.36	3.10	3.11
Efficiency ratio – GAAP(3)	61.33	68.55	73.21
Efficiency ratio – non-GAAP(4)	57.43	61.43	61.62
Noninterest income to average assets	0.54	0.53	0.71
Noninterest expense to average assets	2.26	2.34	2.64

COMMON SHARE DATA
Basic net income per common share	$1.78	$1.32	$0.42
Diluted net income per common share	$1.78	$1.32	$0.42
Cash dividends paid per common share	$0.48	$0.48	$0.48
Common dividend payout ratio	26.97%	36.36%	114.29%
____________________________________

(1)ROAA – non-GAAP is computed by dividing (i) net income (excluding net of tax adjustments for the amortization of other intangible assets, credit card fraud losses and the sale and fair value of held for sale assets) by (ii) average assets.
(2)ROATCE is computed by dividing net earnings applicable to common stockholders by average tangible common equity. ROATCE is a non-GAAP measure and may not be comparable to similar non-GAAP measures used by other companies. Refer to Use of Non-GAAP Financial Measures for additional details.
(3)Efficiency ratio – GAAP is computed by dividing (i) noninterest expense by (ii) the sum of NII and noninterest income.
(4)Efficiency ratio – non-GAAP is computed by dividing (i) noninterest expense less amortization of other intangible assets and credit card fraud losses by (ii) the sum of taxable-equivalent NII and noninterest income less the sale and the fair value of held for sale assets.

Net Interest Income
Tax-equivalent NII is NII adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, tax-equivalent NII increased $21.8 million to $192.7 million for the year ended December 31, 2025, compared to $170.9 million for the year ended December 31, 2024. The increase in NII was primarily due to an increase in total interest income of $14.7 million, or 5.0%, which included an increase in interest and fees on loans of $11.0 million, or 4.1%, and an increase in interest on deposits with other banks of $2.8 million, or 44.6%. The increase in interest and fees on loans was primarily due to the increase in the average balance of loans of $130.3 million, or 2.8%, coupled with loans repricing favorably during the year. The decrease in total interest expense was primarily due to a decrease in interest on deposits of $6.1 million and a decrease in interest expense on long-term borrowings of $1.0 million. The decrease in expense on borrowings was related to lower FHLB advances in 2025.
The following table presents taxable-equivalent net interest income for each of the periods indicated.

	Year Ended December 31,
($ in thousands)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Interest and dividend income
Loans, including fees	$280,604	$269,631	$194,339	4.1%	38.7%
Interest and dividends on investment securities	20,402	19,468	16,970	4.8	14.7
Interest on deposits with banks	9,022	6,239	2,770	44.6	125.2
Total interest and dividend income	$310,028	$295,338	$214,079	5.0	38.0

Interest expense
Deposits	$109,203	$115,301	$68,800	(5.3)%	67.6%
Short-term borrowings	2,089	2,131	5,518	(2.0)	(61.4)
Long-term borrowings	6,359	7,357	4,454	(13.6)	65.2
Total interest expense	$117,651	$124,789	$78,772	(5.7)	58.4

Taxable-equivalent adjustment	$335	$325	$253	3.1%	28.5%

Taxable-equivalent net interest income	$192,712	$170,874	$135,560	12.8%	26.1%

Average Balances and Yields
The following table presents the distribution of the average consolidated balance sheets, interest income, interest expense and annualized yields earned and rates paid for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025			2024			2023
($ in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets
Loans(1), (2), (3)
Commercial real estate	$2,588,913	$150,171	5.80%	$2,528,961	$144,155	5.70%	$1,860,517	$99,953	5.37%
Residential real estate	1,394,073	76,708	5.50	1,318,500	72,636	5.51	981,473	50,244	5.12
Construction	349,097	22,809	6.53	322,978	19,917	6.17	284,238	15,123	5.32
Commercial	223,949	15,081	6.73	220,699	15,625	7.08	185,239	13,647	7.37
Consumer	291,789	15,697	5.38	324,633	16,923	5.21	324,444	15,298	4.72
Credit cards	5,648	467	8.27	7,444	694	9.32	3,147	315	10.00
Total loans	4,853,469	280,933	5.79	4,723,215	269,950	5.72	3,639,058	194,580	5.35

Investment securities
Taxable	665,940	20,378	3.06	667,622	19,444	2.91	674,203	16,832	2.50
Tax-exempt(1)	651	30	4.61	657	30	4.57	663	58	8.75
Federal funds sold	—	—	—	—	—	—	1,899	92	4.84
Interest-bearing deposits	211,859	9,022	4.26	129,410	6,239	4.82	41,032	2,770	6.75
Total earning assets	5,731,919	$310,363	5.41	5,520,904	$295,663	5.36	4,356,855	$214,332	4.92
Cash and due from banks	48,725			46,264			43,555
Other assets	372,846			387,852			303,906
Allowance for credit losses	(58,831)			(58,089)			(40,777)
Total assets	$6,094,659			$5,896,931			$4,663,539

Interest-bearing liabilities
Interest-bearing checking	$759,395	$23,265	3.06%	$825,773	$25,523	3.09%	$883,976	$20,134	2.28%
Money market and savings deposits	1,761,503	38,245	2.17	1,690,905	41,202	2.44	1,275,088	20,039	1.57
Time deposits	1,255,797	47,391	3.77	1,205,411	48,566	4.03	770,370	25,708	3.34
Brokered deposits	7,927	302	3.81	12,636	10	0.08	56,101	2,919	5.20
Interest-bearing deposits(4)	3,784,622	109,203	2.89	3,734,725	115,301	3.09	2,985,535	68,800	2.30
FHLB advances	43,068	2,089	4.85	70,298	3,720	5.29	111,392	5,518	4.95
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”)(4)	81,828	6,359	7.77	72,907	5,768	7.91	57,708	4,454	7.72
Total interest-bearing liabilities	3,909,518	117,651	3.01	3,877,930	124,789	3.22	3,154,635	78,772	2.50
Noninterest-bearing deposits	1,577,271			1,454,087			1,043,479
Accrued expenses and other liabilities	42,291			39,172			23,635
Stockholders’ equity	565,579			525,742			441,790
Total liabilities and stockholders’ equity	$6,094,659			$5,896,931			$4,663,539

Net interest spread			2.40%			2.14%			2.42%
Net interest margin			3.36			3.10			3.11
Net interest margin excluding accretion(3)			3.15			2.83			2.90
Cost of funds			2.14			2.34			1.88
Cost of deposits			2.04			2.22			1.71
Cost of debt			6.76			6.63			5.90
____________________________________
(1) All amounts are reported on a tax-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $15.4 million, $16.9 million and $11.8 million of accretion interest on loans for the years ended December 31, 2025, 2024 and 2023, respectively.

(4) Interest expense on deposits and borrowings includes amortization of deposit discounts and amortization of borrowing fair value adjustments. There were $2.2 million, $1.5 million and $1.8 million of amortization of deposit discounts and $865 thousand, $926 thousand and $557 thousand of amortization of borrowing fair value adjustments for the years ended December 31, 2025, 2024 and 2023, respectively.
Rate and Volume Analysis
The following table presents changes in interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the change in volume) have been allocated to changes due to volume.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
($ in thousands)	Due to Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Commercial real estate	$3,487	$2,529	$6,016
Residential real estate	4,204	(132)	4,072
Construction	1,729	1,163	2,892
Commercial	228	(772)	(544)
Consumer	(1,778)	552	(1,226)
Credit cards	(149)	(78)	(227)
Taxable investment securities	(67)	1,001	934
Interest-bearing deposits	3,508	(725)	2,783
Total interest income	$11,162	$3,538	$14,700

Interest-bearing liabilities:
Interest-bearing checking deposits	$(2,010)	$(248)	$(2,258)
Money market and savings deposits	1,608	(4,565)	(2,957)
Time deposits	1,959	(3,134)	(1,175)
Brokered deposits	(179)	471	292
Advances from FHLB	(1,322)	(309)	(1,631)
Subordinated debt	693	(102)	591
Total interest-bearing liabilities	749	(7,887)	(7,138)
Net change in net interest income	$10,413	$11,425	$21,838
Fluctuations in NII can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
The Company’s NIM increased from 3.10% for the year ended December 31, 2024 to 3.36% for the year ended December 31, 2025. Margins were higher due to a $211.0 million increase in interest-earning asset balances and a 5 basis point increase in interest-earning asset yields. These positive movements were coupled with lower cost interest-bearing deposits. The increase in the average balances of interest-bearing deposits of $49.9 million was offset by a 20 basis point decrease in the associated rates paid, as well as a $27.2 million decrease in the average balance of FHLB advances and a 44 basis point decrease in the associated rates paid. Net accretion income impacted net interest margin by 21 basis points and 27 basis points for the years ended December 31, 2025 and 2024, respectively, which resulted in NIMs excluding accretion of 3.15% and 2.83% for the same periods.
Provision for Credit Losses (“PCL”) and ACL
Refer to the discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this management’s discussion and analysis of financial condition and results of operations.
Noninterest Income
Total noninterest income for the year ended December 31, 2025 was $32.7 million, an increase of $1.5 million, or 4.9%, when compared to the same period in 2024. The increase was primarily due to a $631 thousand decrease in other noninterest income driven by one-time insurance proceeds, a $344 thousand increase in interchange credits and a $338 thousand increase in trust and investment fee income.

Noninterest Expense
Total noninterest expense was $138.0 million for the year ended December 31, 2025, a decrease of $219 thousand, or 0.2%, when compared to the same period in 2024. Noninterest expense line items decreased primarily due to the absence of the $4.7 million credit card fraud event during the year ended December 31, 2024 and lower amortization of intangible assets of $1.2 million, which was partially offset by higher salaries and employee benefit expenses of $4.8 million and an increase of $2.4 million of software and data processing expense in the year ended December 31, 2025. Noninterest expense as a percentage of average assets decreased to 2.26% for the year ended December 31, 2025 from 2.34% for the year ended December 31, 2024.
Income Taxes
The Company reported income tax expense of $19.1 million and $14.8 million for the years ended December 31, 2025 and 2024, respectively. The effective tax rates were 24.35% and 25.24% for the years ended December 31, 2025 and 2024, respectively. Deferred tax assets were $29.8 million and $31.9 million as of December 31, 2025 and 2024, respectively.

ANALYSIS OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $6.26 billion at December 31, 2025, an increase of $28.1 million, or 0.5%, when compared to $6.23 billion at December 31, 2024. The increase was primarily due to an increase in our loan portfolio of $128.3 million and an increase in our investment securities portfolio of $5.3 million, which were partially offset by a decrease in cash and cash equivalents of $104.3 million. The decrease in cash and cash equivalents was primarily driven by loan growth. The ratio of the ACL as a percentage of loans was 1.20% and 1.21% at December 31, 2025 and 2024, respectively.
Cash and Cash Equivalents
Cash and cash equivalents totaled $355.6 million at December 31, 2025, compared to $459.9 million at December 31, 2024. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year.
Investment Securities
The investment portfolio includes debt and equity securities. Debt securities are classified as either AFS or HTM. AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (“AOCI”) (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At December 31, 2025, 34.7% of the portfolio of debt securities was classified as AFS and 65.3% was classified as HTM, compared to 23.7% and 76.3%, respectively, at December 31, 2024. See Note 2 – “Investment Securities” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K for additional details on the composition of the investment portfolio.
Investment securities, including restricted stock and equity securities, totaled $659.4 million at December 31, 2025, an increase of $3.0 million, or 0.5%, compared to $656.4 million at December 31, 2024. At December 31, 2025, AFS securities, carried at fair value, totaled $220.4 million, compared to $149.2 million at December 31, 2024. At December 31, 2025, AFS securities consisted of 88.5% mortgage-backed, 9.4% U.S. government agencies and 2.1% corporate bonds, compared to 82.0%, 13.5% and 4.4%, respectively, at December 31, 2024. At December 31, 2025, the gross unrealized losses on AFS securities were all related to changes in interest rates and were $7.1 million, or less than 1% of total assets and 2% of total stockholders’ equity. At December 31, 2025, the AOCI (loss) was $4.6 million, compared to $7.5 million at December 31, 2024.
At December 31, 2025, HTM securities, carried at amortized cost, totaled $414.8 million, compared to $481.1 million at December 31, 2024. At December 31, 2025, HTM securities consisted of 73.1% mortgage-backed, 25.3% U.S. government agency securities and 1.7% other debt securities, compared to 70.0%, 27.6% and 2.5%, respectively, at December 31, 2024.
At December 31, 2025 and 2024, 98.2% and 97.1%, respectively, of the Bank’s carrying value of its investment portfolio consisted of securities issued or guaranteed by U.S. government agencies or government-sponsored agencies.
The following tables set forth the weighted-average yields by maturity category of the bond investment portfolio as of December 31, 2025.

	Under 1 Year		1 - 5 Years		5 - 10 Years		Over 10 Years		Total Investment Securities
($ in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
December 31, 2025
Available for sale
U.S. Treasury and government agency securities	$2,461	3.68%	$19,498	1.23%	$92	7.28%	$252	3.15%	$22,303	$20,616
Mortgage-backed securities	33	1.75	28,805	4.60	10,431	2.61	160,836	3.95	200,105	195,027
Other debt securities	—	—	1,832	9.33	2,437	7.72	—	—	4,269	4,715
Total available for sale	$2,494	3.66%	$50,135	3.46%	$12,960	3.61%	$161,088	3.95%	$226,677	$220,358

	Under 1 Year		1 - 5 Years		5 - 10 Years		Over 10 Years		Total Investment Securities
($ in thousands)	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Fair Value
December 31, 2025
Held to maturity
U.S. Treasury and government agencies	$32,564	2.40%	$62,283	1.51%	$340	2.16%	$9,649	2.51%	$104,836	$100,325
Mortgage-backed securities	—	—	15,413	3.72	24,199	2.46	263,517	2.35	303,129	271,217
Other debt securities	—	—	1,313	7.24	5,148	4.47	500	4.86	6,961	6,574
Total held to maturity	$32,564	2.40%	$79,009	2.03%	$29,687	2.81%	$273,666	2.36%	$414,926	$378,116
Credit Quality Information
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at December 31, 2025 or 2024. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being sub-debt of other banks.
The following tables present the amortized cost of HTM securities based on their lowest publicly available credit rating as of December 31, 2025 and 2024.

	December 31, 2025
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$5,399	$99,437	$—	$—	$—	$—	$104,836
Mortgage-backed securities	303,129	—	—	—	—	—	303,129
Other debt securities	—	1,461	2,000	1,000	500	2,000	6,961
Total held to maturity securities	$308,528	$100,898	$2,000	$1,000	$500	$2,000	$414,926

	December 31, 2024
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$132,560	$—	$—	$—	$—	$—	$132,560
Mortgage-backed securities	336,755	—	—	—	—	—	336,755
Other debt securities	—	1,465	4,000	4,000	500	2,000	11,965
Total held to maturity securities	$469,315	$1,465	$4,000	$4,000	$500	$2,000	$481,280
Loans Held for Sale
The Company originates residential mortgage loans for sale on the secondary market, which are recorded at fair value. At December 31, 2025 and 2024, the fair value of loans held for sale amounted to $32.5 million and $19.6 million, respectively. The Bank makes certain representations to purchasers in the sale of mortgage loans related to loan ownership, loan compliance and legality, and accurate documentation. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, the Bank may be required to repurchase the loan or indemnify the purchaser. During the year ended December 31, 2025, the Bank repurchased two loans with an aggregate value of $938 thousand. No loans were repurchased during the year ended December 31, 2024.

Loans Held for Investment
The following table summarizes the Company’s loan portfolio at December 31, 2025 and 2024.

($ in thousands)	December 31, 2025	% of Total Loans	December 31, 2024	% of Total Loans	$ Change	% Change
Commercial real estate	$2,643,996	53.95%	$2,557,806	53.60%	$86,190	3.40%
Residential real estate	1,414,964	28.88	1,329,406	27.85	85,558	6.40
Construction	344,903	7.04	335,999	7.04	8,904	2.70
Commercial	226,006	4.61	237,932	4.99	(11,926)	(5.00)
Consumer	265,912	5.43	303,746	6.37	(37,834)	(12.50)
Credit cards	4,521	0.09	7,099	0.15	(2,578)	(36.30)
Total loans	4,900,302	100.00%	4,771,988	100.00%	128,314	2.70
Less: allowance for credit losses	(58,836)		(57,910)		(926)	1.60
Total loans, net	$4,841,466		$4,714,078		$127,388	2.70
CRE Loan Portfolio
Our loan portfolio has a CRE loan concentration, which is generally defined as a combination of certain construction and CRE loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential CRE concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied CRE loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied CRE loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios and may be required to hold higher levels of capital. The Bank has a concentration in CRE loans, and experienced significant growth in its CRE portfolio with its acquisition of TCFC and its wholly-owned subsidiary, CBTC. Non-owner occupied CRE loans including construction totaled $2.15 billion and $2.08 billion at December 31, 2025 and 2024, respectively, and as a percentage of the Bank’s Tier 1 Capital plus ACL were 342.55% and 359.52%, respectively.
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
Non-Owner Occupied CRE Loans

	December 31, 2025
($ in thousands)	Amount	Average Loan Size	% of Non-Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Retail	$490,093	$2,539	22.8%	10.0%
Office	362,118	1,548	16.8	7.4
Multifamily (5+ units)	289,727	2,476	13.5	5.9
Industrial/warehouse	195,938	1,473	9.1	4.0
1-4 family dwelling	201,468	550	9.4	4.1
Motel/hotel	196,211	4,088	9.1	4.0
Other(1)	415,736	696	19.3	8.5
Total non-owner occupied CRE loans(2)	2,151,291	1,274	100.0%	43.9%
Total portfolio loans, gross(3)	$4,900,302
____________________________________
(1)Other non-owner occupied CRE loans include commercial – improved loans of $164.4 million, lot/land loans of $82.4 million, self storage loans of $71.9 million and other loans $97.0 million.

(2)The balances for the non-owner occupied CRE portfolio as of December 31, 2025, as presented in this table, coincide with our internal evaluation of risk for the purpose of monitoring loan concentrations in accordance with internal and regulatory guidelines.
(3)Excludes loans held for sale of $32.5 million.
Owner Occupied CRE Loans

	December 31, 2025
($ in thousands)	Amount	Average Loan Size	% of Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Commercial – improved	$217,092	$1,186	28.0%	4.4%
Office	123,822	501	16.0	2.5
Industrial/warehouse	94,538	657	12.2	1.9
Retail	64,988	596	8.4	1.3
Restaurant	55,149	985	7.1	1.1
Other(1)	218,928	1,216	28.3	4.6
Total owner occupied CRE loans	774,517	843	100.0%	15.8%
Total portfolio loans, gross(2)	$4,900,302
____________________________________
(1)Other owner occupied CRE loans include church loans of $59.7 million, marina/boat slip loans of $38.8 million, fire/EMS building loans of $38.3 million and other loans $82.0 million.
(2)Excludes loans held for sale of $32.5 million.
Office CRE Loan Portfolio
The Bank’s office CRE loan portfolio, which includes owner occupied and non-owner occupied CRE loans, was $485.9 million, or 9.9% of total loans of $4.90 billion at December 31, 2025. The Bank’s office CRE loan portfolio included $129.1 million, or 26.6% of total office CRE loans, with medical tenants, and $51.5 million, or 10.6%, of total office CRE loans, with government or government contractor tenants. There were 481 loans in the office CRE loan portfolio with an average and median loan size of $1.0 million and $365 thousand, respectively. Loan-to-value (“LTV”) estimates are less than 50% for $170.5 million, or 35.0%, of the office CRE loan portfolio, and greater than 80% for $9.1 million, or 1.9%, of the office CRE loan portfolio. LTV collateral values are based on the most recent appraisal, which varies from the initial loan boarding to interim credit reviews. LTV estimates for the office CRE loan portfolio are summarized in the table below and LTV collateral values are based on the most recent appraisal, which may vary from the appraised value at loan origination.

LTV Range ($ in thousands)	Loan Count	Loan Balance	% of Office CRE
Less than or equal to 50%	244	$170,536	35.0%
Greater than 50% and less than or equal to 60%	73	114,510	23.6
Greater than 60% and less than or equal to 70%	92	149,203	30.7
Greater than 70% and less than or equal to 80%	58	42,608	8.8
Greater than 80%	14	9,083	1.9
Total	481	$485,940	100.0%
The Bank had 17 office CRE loans totaling $166.1 million that were greater than $5.0 million at December 31, 2025, compared to 18 office CRE loans totaling $164.5 million at December 31, 2024. The increase in the loan balance of this portfolio segment was the result of addition of a new loan partially offset by normal amortization, the payoff of a $5.6 million loan and the change in purpose of collateral of an $11.8 million loan from office to school. For the office CRE portfolio, at December 31, 2025, the average loan debt-service coverage ratio was 1.7x and the average LTV was 47.6%. Of the office CRE portfolio balance, 80.5% are secured by properties in rural or suburban areas with limited exposure to metropolitan cities and 97.1% are secured by properties with five stories or less. Of the office CRE loans, $45.0 million will mature and $26.7 million will reprice prior to December 31, 2026. Of the office CRE loans, $30.7 million are special mention or substandard. In the fourth quarter of 2025 there was a charge-off of $2.6 million related to the office CRE portfolio. There were no other office CRE portfolio charge-offs during 2025.

Maturity of Loan Portfolio
The following table sets forth the maturities and interest rate sensitivity of the loan portfolio at December 31, 2025. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as maturing within one year.

($ in thousands)	Maturing Within One Year	Maturing After One But Within Five Years	Maturing After Five But Within 15 Years	Maturing After 15 Years	Total
Commercial real estate	$262,754	$815,971	$753,021	$812,250	$2,643,996
Residential real estate	40,451	135,548	123,808	1,115,157	1,414,964
Construction	210,541	104,883	27,019	2,460	344,903
Commercial	72,112	74,778	64,327	14,789	226,006
Consumer	1,680	85,929	87,686	90,617	265,912
Credit cards	1,945	2,249	327	—	4,521
Total	$589,483	$1,219,358	$1,056,188	$2,035,273	$4,900,302

Rate Terms:
Fixed-interest rate loans	$420,188	$1,028,990	$597,394	$297,736	$2,344,308
Adjustable-interest rate loans	169,295	190,368	458,794	1,737,537	2,555,994
Total	$589,483	$1,219,358	$1,056,188	$2,035,273	$4,900,302
Loans Related to Cannabis Business
Loan balances related to our cannabis business were $86.2 million and $82.6 million, or 1.76% and 1.73% of total gross loans, as of December 31, 2025 and 2024, respectively.

Asset Quality
ACL and Provision for Credit Losses
The following table presents the Company’s general and specific allowances as a percentage of total portfolio loans at December 31, 2025 and 2024.

($ in thousands)	December 31, 2025	December 31, 2024
Specific allowance	$1,056	$1,350
General allowance	57,780	56,560
Total allowance for credit losses	$58,836	$57,910

Specific allowance to total gross loans	0.02%	0.02%
General allowance total gross loans	1.18	1.19
Allowance to total gross loans	1.20%	1.21%

Total gross loans	$4,900,302	$4,771,988
The ACL as a percentage of loans decreased to 1.20% at December 31, 2025, compared to 1.21% at December 31, 2024. At December 31, 2025, the Company’s ACL increased $926 thousand, or 1.60%, to $58.8 million from $57.9 million at December 31, 2024. The increase in the general allowance was primarily due to loan growth, partially offset by favorable economic conditions in 2025.
The Company recorded a provision for credit losses on loans of $8.4 million for the year ended December 31, 2025 compared to $4.7 million for the year ended December 31, 2024 primarily due to loan growth and net charge-offs, which amounted to $6.6 million, or 0.14% of average loans, for the year ended December 31, 2025 compared to net charge-offs of $4.1 million, or 0.09% of average loans, for the year ended December 31, 2024. The increase in charge-offs in 2025 was primarily due to the marine and CRE portfolio.
Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to maintain overall credit quality.
The following table allocates the ACL by loan portfolio category as of the dates indicated. The allocation of the ACL to each category is not necessarily indicative of future losses and does not restrict the use of the ACL to absorb losses in any category.

	Year Ended
	December 31, 2025			December 31, 2024
($ in thousands)	ACL Balance	Average Loan Balance(1)	%(2)	ACL Balance	Average Loan Balance(1)	%(2)
Commercial real estate	$21,387	$2,588,913	0.83%	$22,846	$2,528,961	0.90%
Residential real estate	22,510	1,367,452	1.65	21,776	1,297,096	1.68
Construction	5,968	349,097	1.71	2,854	322,978	0.88
Commercial	3,005	223,949	1.34	3,138	220,699	1.42
Consumer	5,767	291,789	1.98	6,889	324,633	2.12
Credit cards	199	5,648	3.52	407	7,444	5.47
Total	$58,836	$4,826,848	1.22	$57,910	$4,701,811	1.23
____________________________________
(1)Excludes loans held for sale.
(2)ACL balance as a percent of average loan balance of each category.

The following table presents the net charge-offs or recoveries by average loan portfolio category for the year ended December 31, 2025 and 2024.

	Year Ended
	December 31, 2025			December 31, 2024			December 31, 2023
($ in thousands)	Net (Charge-offs) Recoveries	Average Loan Balance(1)	Net (Charge-off) Recovery %	Net (Charge-offs) Recoveries	Average Loan Balance(1)	Net (Charge-off) Recovery %	Net (Charge-offs) Recoveries	Average Loan Balance(1)	Net (Charge-off) Recovery %
Commercial real estate	$(2,671)	$2,588,913	(0.10)%	$—	$2,528,961	—%	$(1,326)	$1,860,517	(0.07)%
Residential real estate	146	1,367,452	0.01	6	1,297,096	0.00	(75)	971,937	(0.01)
Construction	1	349,097	0.00	1	322,978	0.00	15	284,238	0.01
Commercial	(700)	223,949	(0.31)	(175)	220,699	(0.08)	(232)	185,239	(0.13)
Consumer(2)	(2,891)	291,789	(0.99)	(3,329)	324,633	(1.03)	(290)	324,444	(0.09)
Credit cards	(532)	5,648	(9.42)	(575)	7,444	(7.72)	(111)	3,147	(3.53)
Total	$(6,647)	$4,826,848	(0.14)	$(4,072)	$4,701,811	(0.09)	$(2,019)	$3,629,522	(0.06)
____________________________________
(1)Excludes loans held for sale.
(2)Includes the marine portfolio.
Classified Assets
The following tables present the Company’s classified assets by loan portfolio category at December 31, 2025 and 2024.

	December 31, 2025
($ in thousands)	Classified Loans	Other Real Estate Owned	Repossessed Assets	Total Classified Assets
Commercial real estate	$40,677	$—	$—	$40,677
Residential real estate	11,084	—	—	11,084
Construction	331	113	—	444
Commercial	4,255	—	—	4,255
Consumer	971	—	2,879	3,850
Credit cards	48	—	—	48
Total	$57,366	$113	$2,879	$60,358

	December 31, 2024
($ in thousands)	Classified Loans	Other Real Estate Owned	Repossessed Assets	Total Classified Assets
Commercial real estate	$11,233	$—	$—	$11,233
Residential real estate	8,407	—	—	8,407
Construction	360	179	—	539
Commercial	3,038	—	—	3,038
Consumer	1,473	—	3,315	4,788
Credit cards	168	—	—	168
Total	$24,679	$179	$3,315	$28,173
The following table presents the Company’s total classified assets as a percentage of total assets and risk-based capital at December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Total classified assets as a percentage of total assets	0.96%	0.45%
Total classified assets as a percentage of risk-based capital	9.14	4.77
Classified assets increased $32.2 million to $60.4 million, or 0.96% of total assets, at December 31, 2025, from $28.2 million, or 0.45% of total assets, at December 31, 2024. Classified assets are substandard loans, repossessed assets and OREO. The increase was primarily due to several commercial non-owner occupied real estate loans, which were downgraded during the current year. All of these loans are well secured by collateral and required minimal individual reserves as of December 31, 2025.

Special Mention Loans
The following table presents the Company’s special mention loans by loan portfolio category at December 31, 2025 and 2024.

($ in thousands)	December 31, 2025	December 31, 2024
Commercial real estate	$52,347	$30,641
Residential real estate	19,065	2,047
Commercial	1,318	830
Consumer	671	—
Total special mention loans	$73,401	$33,518
Special mention loans increased to $73.4 million at December 31, 2025, from $33.5 million at December 31, 2024. Increases in special mention loan categories were due to loans in the multifamily commercial real estate and residential loan portfolios. Management believes these assets are well collateralized and will continue to monitor their cash flows. The Company’s risk rating process for classified loans is an important input into the Company’s allowance methodology and ACL qualitative framework.
Nonperforming Assets
At December 31, 2025, nonperforming assets were $43.2 million, an increase of $18.4 million, or 74.25%, when compared to December 31, 2024. The increase in nonperforming assets was primarily due to the increase in commercial real estate and consumer nonaccrual loans, offset by a decrease in repossessed assets related to the marine portfolio. At December 31, 2025, the ratio of nonaccrual loans to total assets was 0.64%, an increase from 0.34% at December 31, 2024. The ratio of nonperforming assets to total assets at December 31, 2025 was 0.69% compared to 0.40% at December 31, 2024.
The following table summarizes our nonperforming assets for the years ended December 31, 2025 and 2024.

($ in thousands)	December 31, 2025	December 31, 2024
Nonperforming assets
Nonaccrual loans	$39,960	$21,008
Total loans 90 days or more past due and still accruing	255	294
OREO	113	179
Repossessed assets	2,879	3,315
Total nonperforming assets	$43,207	$24,796

As a percent of total loans:
Nonaccrual loans	0.82%	0.44%

As a percent of total loans and OREO:
Nonperforming assets	0.88%	0.52%

As a percent of total assets:
Nonaccrual loans	0.64%	0.34%
Nonperforming assets	0.69	0.40
Off-Balance Sheet Credit Exposure Reserve
The Company’s reserve for off-balance sheet credit exposure was $2.0 million and $1.1 million at December 31, 2025 and 2024, respectively. The Company monitors line of credit usage and did not see substantive increases in usage or expected usage during the year ended December 31, 2025. The Company will continue to monitor activity for potential increases in the off-balance sheet reserve in future quarters as customers use available liquidity.

Deposits
The following is a breakdown of the Company’s deposit portfolio at December 31, 2025 and 2024:

($ in thousands)	December 31, 2025		December 31, 2024
	Balance	% of Total Deposits	Balance	% of Total Deposits	$ Change	% Change
Noninterest-bearing deposits	$1,587,953	28.69%	$1,562,815	28.27%	$25,138	1.6%
Interest-bearing deposits:
Interest-bearing checking	852,585	15.41	978,076	17.69	(125,491)	(12.8)
Money market and savings	1,814,928	32.80	1,805,884	32.67	9,044	0.5
Time deposits	1,267,487	22.90	1,181,561	21.37	85,926	7.3
Brokered deposits	10,911	0.20	—	—	10,911	*
Total interest-bearing	3,945,911	71.31	3,965,521	71.73	(19,610)	(0.5)

Total deposits	$5,533,864	100.00%	$5,528,336	100.00%	$5,528	0.1
____________________________________
*Not meaningful for comparative purposes
Total deposits increased $5.5 million, to $5.53 billion at December 31, 2025 when compared to December 31, 2024. The slight increase in total deposits was primarily due to an increase in time deposits of $85.9 million, an increase in noninterest-bearing accounts of $25.1 million, an increase in brokered deposits of $10.9 million and an increase in money market and savings accounts of $9.0 million. These increases were partially offset by a decrease in interest-bearing checking deposits of $125.5 million. Core deposits, which exclude municipal deposits, increased by $154.8 million, or 3.8%, during the same period, which was partially offset by volatility driven by a large client relationship.
Total estimated uninsured deposits were $937.2 million, or 16.9% of total deposits, at December 31, 2025 and $905.3 million, or 16.4% of total deposits, at December 31, 2024. At December 31, 2025, there were $150.8 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank’s uninsured deposits, excluding the market value of pledged collateral, at December 31, 2025 were $786.5 million, or 14.2% of total deposits.
For FDIC call reporting purposes, reciprocal deposits are classified as brokered deposits when they exceed 20% of a bank’s liabilities or $5 billion. Reciprocal deposits decreased $128.4 million to $1.52 billion at December 31, 2025, compared to $1.65 billion at December 31, 2024. Reciprocal deposits as a percentage of the Bank’s liabilities at December 31, 2025 and 2024 were 27.08% and 29.25%, respectively. For call reporting purposes, $396.9 million of reciprocal deposits were considered brokered at December 31, 2025, compared to $520.5 million at December 31, 2024.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At December 31, 2025, the Bank had three local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $539.0 million, which represented 9.70% of total deposits of $5.56 billion. At December 31, 2024, there were three customer deposit relationships that exceeded 2% of total deposits, totaling $547.4 million, which represented 9.89% of total deposits of $5.54 billion. Deposit balances related to the cannabis business were $159.4 million and $151.4 million, or 2.88% and 2.74% of total deposits, as of December 31, 2025 and 2024, respectively.
The Bank uses deposits primarily to fund loans and to purchase investment securities. Average total deposits increased from $5.19 billion at December 31, 2024 to $5.36 billion at December 31, 2025, an increase of $173.1 million, or 3.34%.

The following table sets forth the average balances of deposits and percentage of each major category to total average deposits for the years ended December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
($ in thousands)	Average Balance	%	Average Balance	%
Noninterest-bearing deposits	$1,577,271	29.42%	$1,454,087	28.02%
Interest-bearing deposits
Interest-bearing checking	759,395	14.16	825,773	15.91
Money market and savings	1,761,503	32.85	1,690,905	32.60
Time deposits	1,255,797	23.42	1,205,411	23.23
Brokered deposits	7,927	0.15	12,636	0.24
Total interest-bearing	3,784,622	70.58	3,734,725	71.98

Total deposits	$5,361,893	100.00%	$5,188,812	100.00%
Average interest-bearing deposits for the year ended December 31, 2025 increased $49.9 million, or 1.3%, compared to the year ended December 31, 2024. Average noninterest-bearing deposits increased $123.2 million, or 8.5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. Deposits provided funding for approximately 93.54% and 93.98% of average earning assets for the years ended December 31, 2025 and 2024, respectively.
The following table sets forth the aggregate amount and maturity ranges of certificates of deposit with balances of $250,000 or more as of December 31, 2025, as well as the portion that is uninsured.

	December 31, 2025
($ in thousands)	Total	Uninsured
Three months or less	$67,271	$34,521
Over three through 6 months	136,892	62,642
Over 6 through 12 months	176,053	70,553
Over 12 months	23,290	8,790
Total	$403,506	$176,506
Note 7 – “Deposits” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K includes the scheduled contractual maturities of total certificates of deposit of $1.27 billion at December 31, 2025.
Securities Sold Under Retail Repurchase Agreements
Securities sold under agreements to repurchase are issued in conjunction with cash management services for commercial depositors. There were no securities sold under retail purchase agreements at December 31, 2025 and 2024.
Wholesale Funding – Short-Term Borrowings
The Company borrows from the FHLB on a short-term basis to meet liquidity needs. There were no short-term borrowings outstanding as of December 31, 2025 and 2024.
The Company’s wholesale funding, which includes FHLB advances and brokered deposits, was $10.9 million and $50.0 million at December 31, 2025 and 2024, respectively. At December 31, 2025, the Company had $10.9 million of brokered deposits and no FHLB advances or securities sold under agreements to repurchase or overnight borrowings from correspondent banks. At December 31, 2024, the Company had $50.0 million in FHLB advances and no brokered deposits or securities sold under agreements to repurchase or overnight borrowings from correspondent banks.
Contractual Obligations
The Company has various contractual obligations that affect its cash flows and liquidity. Our operating leases are primarily related to branch premises and equipment. Purchase obligations arise from agreements to purchase goods and services that are enforceable and legally binding. Other contracts included in purchase obligations primarily consist of service agreements for various systems and applications supporting bank operations. For information regarding material contractual obligations, please see Note 5 – “Leases” and Note 21 – “Revenue Recognition” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.

Long-Term Debt
The Company occasionally borrows from the FHLB to meet longer-term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had no short or long-term borrowings with the FHLB as of December 31, 2025.
In November 2025, the Company issued $60 million in subordinated debt maturing in 2035, carrying a fixed interest rate of 6.25% through November 2030. The proceeds were used to fully redeem two existing subordinated debt issuances totaling $44.5 million.
As a result of the merger with Severn Bancorp, Inc., effective October 31, 2021, the Company assumed liability for Junior Subordinated Debt Securities due in 2035, which had an outstanding principal balance of $20.6 million. The debt balances of $19.0 million at December 31, 2025 and $18.8 million at December 31, 2024 were presented net of fair value adjustments of $1.7 million and $1.8 million, respectively.
Additionally, as a result of the merger with The Community Financial Corporation in 2023, the Company assumed liability for Junior Subordinated Debt Securities with an outstanding principal balance of $12.4 million. The debt balances of $11.2 million and $11.1 million were presented net of fair value adjustments of $1.2 million and $1.3 million at December 31, 2025 and 2024, respectively.
For additional information regarding long-term debt, refer to Note 8 – “Borrowings” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
Stockholders’ Equity
Total stockholders’ equity increased $48.8 million, or 9.0%, to $589.9 million at December 31, 2025 when compared to December 31, 2024, primarily due to $59.5 million of net income and a decrease in accumulated other comprehensive loss of $3.0 million, partially offset by dividends declared of $16.1 million.

($ in thousands, except per share amounts)	December 31, 2025	December 31, 2024	$ Change	% Change
Common stock, $0.01 par value per share	$334	$333	$1	0.3%
Additional paid-in capital	360,554	358,112	2,442	0.7
Retained earnings	233,578	190,166	43,412	22.8
Accumulated other comprehensive loss	(4,593)	(7,545)	2,952	(39.1)
Total stockholders’ equity	$589,873	$541,066	$48,807	9.0
We record unrealized holding gains (losses), net of tax, on available for sale investment securities as AOCI (loss), a separate component of stockholders’ equity. At December 31, 2025 and 2024, the portion of the investment portfolio designated as “available for sale” had an unrealized holding loss, net of tax, of $4.6 million and $7.5 million, respectively.

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
Shore Bancshares’ principal sources of liquidity are cash on hand and dividends received from the Bank. The Bank’s most liquid assets are cash, cash equivalents and federal funds sold. The levels of such assets are dependent upon the Bank’s operating, financing and investment activities at any given time. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows. Customer deposits are considered the primary source of funds supporting the Bank’s lending and investment activities.
Based on management’s going concern evaluation, management believes that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date of the issuance of the financial statements.
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
The Company derives liquidity through increased customer deposits, cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. The net decrease in cash and cash equivalents was $104.3 million for the year ended December 31, 2025, compared to a net increase of $87.4 million for the year ended December 31, 2024. The decrease in cash and cash equivalents in the year ended December 31, 2025 was mainly due to the decrease of $21.8 million in interest-bearing deposits, paid off FHLB Advances of $50.0 million, and redemption of subordinated debt of $44.5 million, partially offset by an increase of $25.1 million in noninterest-bearing deposits and issuance of new subordinated debt of $58.9 million, net of subordinated debt issuance costs.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. At December 31, 2025, the Bank had approximately $1.42 billion of available liquidity, including $355.6 million in cash and cash equivalents, $314.5 million in unpledged securities and $788.1 million in secured borrowing capacity at the FHLB of Atlanta, partially offset by a letter of credit of $33.7 million. The Bank has arrangements with other correspondent banks whereby it has $95.0 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs that may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. Through the FHLB, the Bank had available lendable collateral of approximately $788.1 million and $743.6 million at December 31, 2025 and 2024, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB of Atlanta. The following table presents the Company’s liquidity in use and liquidity available as of December 31, 2025.

	December 31, 2025
($ in thousands)	Liquidity in Use	Liquidity Available
FHLB secured borrowings(1)	$33,667	$788,080
Unsecured federal fund purchase lines	—	95,000

Unpledged assets
Cash and cash equivalents	N/A	$355,566
Investment securities	N/A	314,461
Total	$33,667	$1,553,107
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1 (“CET1”), Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 12.50%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank was deemed “well-capitalized” under applicable regulatory capital requirements at December 31, 2025.
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
As of December 31, 2025, the Bank and the Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well-capitalized” for purposes of the prompt corrective action regulations. The following tables present the applicable capital ratios for the Company and the Bank as of December 31, 2025 and 2024.

December 31, 2025	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	8.82%	10.52%	11.15%	13.61%
The Bank	9.30	11.75	11.75	13.00

December 31, 2024	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	8.02%	9.44%	10.06%	12.18%
The Bank	8.58	10.75	10.75	11.97
On February 18, 2026, the Company announced that its Board of Directors declared a cash dividend of $0.12 per share, payable on March 18, 2026, to holders of record of shares of common stock as of March 4, 2026.
The Company has no business other than holding the stock of the Bank and does not currently have any material funding requirements, except for the payment of dividends on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.
See Note 15 – “Regulatory Capital Requirements” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Annual Report on Form 10-K for further information about the regulatory capital positions of the Bank and the Company. For information about risks relating to liquidity, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

($ in thousands, except per share amounts)	December 31, 2025	December 31, 2024
Total assets	$6,258,818	$6,230,763
Less: intangible assets
Goodwill	63,266	63,266
Core deposit intangibles	29,722	38,311
Total intangible assets	92,988	101,577
Tangible assets	$6,165,830	$6,129,186

Total common equity	$589,873	$541,066
Less: intangible assets	92,988	101,577
Tangible common equity	$496,885	$439,489

Common shares outstanding at end of period	33,413,503	33,332,177

Common equity to assets	9.42%	8.68%
Tangible common equity to tangible assets	8.06	7.17

Common book value per share	$17.65	$16.23
Tangible common book value per share	14.87	13.19

Return on Average Common Equity
ROACE is a financial ratio that measures the profitability of a company in relation to the average stockholders’ equity. This financial metric is expressed in the form of a percentage which is equal to net income divided by the average stockholders’ equity for a specific period of time.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net income	$59,506	$43,889	$11,228

ROACE	10.52%	8.35%	2.54%

Average stockholders’ equity	$565,579	$525,742	$441,790
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

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net income	$59,506	$43,889	$11,228
Add: amortization of other intangible assets, net of tax	6,498	7,311	4,254
Net income excluding amortization of other intangible assets – non-GAAP	$66,004	$51,200	$15,482

ROATCE – non-GAAP	14.09%	12.21%	4.42%

Average stockholders’ equity	$565,579	$525,742	$441,790
Less: Average goodwill and core deposit intangible	(97,201)	(106,409)	(91,471)
Average tangible common equity	$468,378	$419,333	$350,319

Efficiency Ratio – Non-GAAP
Efficiency ratio – non-GAAP is computed by dividing (i) noninterest expense less amortization of other intangible assets and credit card fraud losses by (ii) the sum of taxable-equivalent NII and noninterest income less the sale and the fair value of held for sale assets, as applicable. Efficiency ratio – non-GAAP may not be comparable to similar non-GAAP measures used by other companies.

	Year Ended December 31,
($ in thousands)	2025	2024	2023

Noninterest expense	$138,035	$138,254	$123,329
Less: Amortization of other intangible assets	(8,589)	(9,779)	(6,105)
Less: Merger expenses	—	—	(17,356)
Less: Credit card fraud losses	—	(4,660)	—
Adjusted noninterest expense	$129,446	$123,815	$99,868

Efficiency ratio – non-GAAP	57.43%	61.43%	61.62%

Net interest income	$192,377	$170,549	$135,307
Add: Taxable-equivalent adjustment	335	325	253
Taxable-equivalent net interest income	$192,712	$170,874	$135,560

Noninterest income	$32,688	$31,147	$33,159
Investment securities losses (gains)	—	—	2,166
Less: Bargain purchase gain	—	—	(8,816)
Less: Sale and fair value of held for sale assets	—	(450)	—
Adjusted noninterest income	$32,688	$30,697	$26,509

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk is defined as the exposure to changes in NII and capital that arises from movements in interest rates. Depending on the composition of the balance sheet, increasing or decreasing interest rates can negatively affect the Company’s results of operations and financial condition.
The Company measures interest rate risk over the short and long term. The Company measures interest rate risk as the change in NII caused by a change in interest rates over twelve and twenty-four months. The Company’s NII simulations provide information about short-term interest rate risk exposure. The Company also measures interest rate risk by measuring changes in the values of assets and liabilities due to changes in interest rates. The economic value of equity is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities. Economic value of equity simulations reflect the interest rate sensitivity of assets and liabilities over a longer time period, considering the maturities, average life and duration of all balance sheet accounts.
The Company’s net income is largely dependent on its NII. NII is susceptible to interest rate risk to the extent that interest-bearing liabilities mature or re-price on a different basis than interest-earning assets. When interest-bearing liabilities mature or re-price more quickly than interest-earning assets in a given period, a significant increase in market rates of interest could adversely affect NII. Similarly, when interest-earning assets mature or re-price more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in NII. NII is also affected by changes in the portion of interest-earning assets that are funded by interest-bearing liabilities rather than by other sources of funds, such as noninterest-bearing deposits and stockholders’ equity.
The Company’s interest rate risk management goals are to (1) increase NII at a growth rate consistent with the growth rate of total assets, and (2) minimize fluctuations in net interest margin as a percentage of interest-earning assets. Management attempts to achieve these goals by balancing, within policy limits, the volume of floating-rate liabilities with a similar volume of floating-rate assets; by keeping the average maturity of fixed-rate asset and liability contracts reasonably matched; by maintaining a pool of administered core deposits; and by adjusting pricing rates to market conditions on a continuing basis.
The board of directors has approved the Company’s interest rate risk policy and assigned oversight to the Board Risk Oversight Committee. The policy establishes limits on risk, which are quantitative measures of the percentage change in NII and economic value of equity resulting from changes in interest rates. Both NII and economic value of equity simulations assist in identifying, measuring, monitoring and controlling interest rate risk and along with mitigating strategies are used by management to maintain interest rate risk exposure within Board policy guidelines.
The Company’s interest rate risk model uses assumptions that include factors such as call features, prepayment options and interest rate caps and floors included in investment and loan portfolio contracts. The interest rate risk model estimates the lives and interest rate sensitivity of the Company’s non-maturity deposits. These assumptions have a significant effect on model results. The assumptions are developed primarily based upon historical behavior of Bank customers. The Company also considers industry and regional data in developing interest rate risk model assumptions. There are inherent limitations in the Company’s interest rate risk model and underlying assumptions. When interest rates change, actual movements of interest-earning assets and interest-bearing liabilities, loan prepayments, and withdrawals of time and other deposits, may deviate significantly from assumptions used in the model.
The Company prepares a current base case and several alternative simulations at least quarterly. Current interest rates are shocked by +/- 100, 200, 300, basis points and 400 basis points. In addition, the Company simulates additional rate curve scenarios. The Company may elect not to use particular scenarios that it determines are impractical in a current rate environment.
The Company’s internal limits for parallel shock scenarios are as follows:

Shock in Basis Points	Net Interest Income	Economic Balance of Equity
+/- 400	- 25%	- 40%
+/- 300	- 20%	- 30%
+/- 200	- 15%	- 20%
+/- 100	- 10%	- 10%

It is management’s goal to manage the Bank’s portfolios so that NII at risk over 12 and 24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels.
As of December 31, 2025, the Company did not exceed any Board-approved limits for the percentage changes in NII or economic value of equity. As of December 31, 2024, the Company exceeded Board approved limits for the percentage change in economic value of equity in the interest rate shocks of -200 and -300 due to average lives and the low level of market rates on non-maturing deposit instruments.
Measures of NII at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.
The following schedule estimates the changes in NII over a 12-month period for parallel rate shocks for up 400, 300, 200 and 100, and down 100, 200 and 300 scenarios.

Estimated Changes in Net Interest Income

Change in Interest Rates:	+ 400 basis points	+ 300 basis points	+ 200 basis points	+ 100 basis points	- 100 basis points	- 200 basis points	- 300 basis points
Policy limit	- 25%	- 20%	- 15%	-10%	- 10%	- 15%	- 20%

December 31, 2025	(10.1)%	(7.5)%	(5.0)%	(2.5)%	1.8%	1.8%	0.9%
December 31, 2024	(3.8)%	(2.4)%	(1.3)%	(0.5)%	(0.1)%	(2.1)%	(5.0)%
Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities.
The following schedule estimates the changes in the economic value of equity over a 12-month period for parallel shocks for up 400, 300, 200 and 100, and down 100, 200 and 300 scenarios.

Estimated Changes in Economic Value of Equity

Change in Interest Rates:	+ 400 basis points	+ 300 basis points	+ 200 basis points	+ 100 basis points	- 100 basis points	- 200 basis points	- 300 basis points
Policy limit	- 40%	- 30%	- 20%	- 10%	- 10%	- 20%	- 30%

December 31, 2025	4.4%	5.1%	4.8%	3.3%	(5.4)%	(13.6)%	(25.5)%
December 31, 2024	15.2%	14.2%	11.7%	7.2%	(10.0)%	(24.2)%	(43.6)%
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
Management assessed the Company’s system of internal control over financial reporting as of December 31, 2025. This assessment was conducted based on the Committee of Sponsoring Organizations of the Treadway Commission “Internal Control – Integrated Framework (2013).” Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The 2025 financial statements have been audited by the independent registered public accounting firm of Crowe LLP (“Crowe”). Personnel from Crowe were given unrestricted access to all financial records and related data, including minutes of all meetings of the Board of Directors and committees thereof. Management believes that all representations made to all the independent auditors were valid and appropriate. The resulting report from Crowe accompanies the financial statements. Crowe has also issued a report on the effectiveness of internal control over financial reporting. This report has also been made a part of this Annual Report on Form 10-K.

/s/ James M. Burke	/s/ Charles S. Cullum
James M. Burke	Charles S. Cullum
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
March 2, 2026	March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 173)

Stockholders and the Board of Directors
Shore Bancshares, Inc.
Easton, Maryland

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Shore Bancshares, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statement of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Allowance for Credit Losses – Economic Imprecision Qualitative Factor
As described in Note 1 to the financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2025, the balance of the allowance for credit losses (“ACL”) on loans was $58.8 million.
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
March 2, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID 613)
To the Stockholders and the Board of Directors of Shore Bancshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, of Shore Bancshares, Inc. and its subsidiaries (the Company) for the year ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Winchester, Virginia
March 15, 2024

SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$50,164	$44,008
Interest-bearing deposits with other banks	305,402	415,843
Cash and cash equivalents	355,566	459,851
Investment securities:
Available for sale, at fair value (amortized cost of $226,677 and $159,593 at December 31, 2025 and December 31, 2024, respectively)	220,358	149,212
Held to maturity, net of allowance for credit losses of $99 and $203 (fair value of $378,116 and $424,734 at December 31, 2025 and December 31, 2024, respectively)	414,827	481,077
Equity securities, at fair value	6,186	5,814
Restricted securities, at cost	17,989	20,253
Loans held for sale, at fair value	32,540	19,606
Loans held for investment	4,900,302	4,771,988
Less: allowance for credit losses	(58,836)	(57,910)
Loans, net	4,841,466	4,714,078

Premises and equipment, net	80,168	81,806
Goodwill	63,266	63,266
Other intangible assets, net	29,722	38,311
Right-of-use assets	10,523	11,385
Cash surrender value on life insurance	105,839	104,421
Accrued interest receivable	18,551	19,570
Deferred income taxes	29,825	31,857
Other assets	31,992	30,256
TOTAL ASSETS	$6,258,818	$6,230,763

LIABILITIES
Deposits:
Noninterest-bearing	$1,587,953	$1,562,815
Interest-bearing checking	852,585	978,076
Money market and savings	1,814,928	1,805,884
Time deposits	1,267,487	1,181,561
Brokered deposits	10,911	—
Total deposits	5,533,864	5,528,336
FHLB advances	—	50,000
Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”), net	30,168	29,847
Subordinated debt, net	58,893	43,870
Total borrowings	89,061	123,717
Lease liabilities	11,027	11,844
Other liabilities	34,993	25,800
TOTAL LIABILITIES	5,668,945	5,689,697
COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; shares authorized 50,000,000; shares issued and outstanding 33,413,503 and 33,332,177 at December 31, 2025 and December 31, 2024, respectively	334	333
Additional paid-in capital	360,554	358,112
Retained earnings	233,578	190,166
Accumulated other comprehensive loss	(4,593)	(7,545)
TOTAL STOCKHOLDERS’ EQUITY	589,873	541,066
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,258,818	$6,230,763
See accompanying notes to consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousands, except per share data)	2025	2024	2023
INTEREST INCOME
Interest and fees on loans	$280,604	$269,631	$194,339
Interest and dividends on taxable investment securities	20,378	19,444	16,832
Interest and dividends on tax-exempt investment securities	24	24	46
Interest on federal funds sold	—	—	92
Interest on deposits with other banks	9,022	6,239	2,770
Total interest income	310,028	295,338	214,079

INTEREST EXPENSE
Interest on deposits	109,203	115,301	68,800
Interest on short-term borrowings	2,089	2,131	5,518
Interest on long-term borrowings	6,359	7,357	4,454
Total interest expense	117,651	124,789	78,772

NET INTEREST INCOME	192,377	170,549	135,307
Provision for credit losses	8,375	4,738	30,953
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	184,002	165,811	104,354

NONINTEREST INCOME
Service charges on deposit accounts	6,295	6,149	5,501
Trust and investment fee income	3,705	3,367	3,608
Mortgage banking revenue	6,078	5,987	4,513
Interchange credits	7,085	6,741	5,714
Bank-owned life insurance income	3,910	2,657	1,997
Bargain purchase gain	—	—	8,816
Other noninterest income	5,615	6,246	3,010
Total noninterest income	32,688	31,147	33,159

NONINTEREST EXPENSE
Salaries and employee benefits	71,406	66,579	57,003
Occupancy expense	9,877	9,706	7,791
Furniture and equipment expense	3,334	3,441	2,551
Software and data processing	19,862	17,508	12,465
Amortization of other intangible assets	8,589	9,779	6,105
Legal and professional fees	5,064	5,836	4,337
FDIC insurance premium expense	3,753	4,413	3,479
Marketing and advertising	1,320	1,319	1,089
Fraud losses	460	4,998	879
Merger-related expenses	—	—	17,356
Other noninterest expense	14,370	14,675	10,274
Total noninterest expense	138,035	138,254	123,329

Income before income taxes	78,655	58,704	14,184
Income tax expense	19,149	14,815	2,956
NET INCOME	$59,506	$43,889	$11,228

Basic net income per common share	$1.78	$1.32	$0.42
Diluted net income per common share	$1.78	$1.32	$0.42
Dividends paid per common share	$0.48	$0.48	$0.48
See accompanying notes to consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Net income	$59,506	$43,889	$11,228

Other comprehensive income (loss):
Investment securities:
Unrealized holding gains (losses) on available for sale securities	4,062	(70)	2,101
Tax effect	(1,110)	19	(574)
Total other comprehensive income (loss)	2,952	(51)	1,527
Comprehensive income	$62,458	$43,838	$12,755
See accompanying notes to consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balances, December 31, 2022	$199	$201,494	$171,613	$(9,021)	$364,285
Net income	—	—	11,228	—	11,228
Cumulative effect adjustment due to the adoption of ASC 326, net of tax	—	—	(7,818)	—	(7,818)
Other comprehensive income	—	—	—	1,527	1,527
TCFC acquisition	132	152,955	—	—	153,087
Common shares issued for employee stock purchase plan	1	384	—	—	385
Stock-based compensation	—	1,174	—	—	1,174
Cash dividends at $0.48 per common share	—	—	(12,733)	—	(12,733)
Balances, December 31, 2023	332	356,007	162,290	(7,494)	511,135
Net income	—	—	43,889	—	43,889
Other comprehensive loss	—	—	—	(51)	(51)
Common shares issued for employee stock purchase plan	1	375	—	—	376
Stock-based compensation	—	1,730	—	—	1,730
Cash dividends at $0.48 per common share	—	—	(16,013)	—	(16,013)
Balances, December 31, 2024	333	358,112	190,166	(7,545)	541,066
Net income	—	—	59,506	—	59,506
Other comprehensive income	—	—	—	2,952	2,952
Common shares issued for employee stock purchase plan	—	82	—	—	82
Stock-based compensation	1	2,360	—	—	2,361
Cash dividends at $0.48 per common share	—	—	(16,094)	—	(16,094)
Balances, December 31, 2025	$334	$360,554	$233,578	$(4,593)	$589,873
See accompanying notes to consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,506	$43,889	$11,228
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(12,043)	(14,734)	(8,772)
Provision for credit losses	8,375	4,738	30,953
Depreciation and amortization	15,331	16,040	10,939
Net amortization of securities	86	(546)	838
Amortization of debt issuance costs	120	122	122
Bargain purchase gain	—	—	(8,816)
Gain on mortgage loans held for sale	(5,671)	(5,021)	(2,978)
Loss (gain) on other mortgage loan activity	6	(220)	(499)
Proceeds from sale of mortgage loans held for sale	183,446	170,205	121,734
Originations of loans held for sale	(191,278)	(176,415)	(123,376)
Stock-based compensation expense	1,890	1,730	1,174
Deferred income tax expense	922	8,869	2,721
Loss on sales and calls of securities	—	—	2,166
Loss (gain) on sales and valuation adjustments of repossessed assets	857	(3)	—
Loss on valuation adjustments on mortgage servicing rights	858	361	251
Loss on disposal of fixed assets	358	10	—
Loss (gain) on disposal of premises held for sale	61	(737)	—
Valuation adjustments on premises transferred to held for sale	—	289	272
Loss (gain) on sales and valuation adjustments on other real estate owned	66	—	(3)
Fair value adjustment on equity securities	(189)	55	(54)
Bank-owned life insurance income	(3,910)	(2,657)	(1,997)
Net changes in:
Accrued interest receivable	1,019	(353)	(724)
Other assets	(4,115)	5,027	(10,908)
Accrued interest payable	(421)	(1,313)	2,095
Other liabilities	7,117	(2,449)	(3,653)
Net cash provided by operating activities	62,391	46,887	22,713

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of available for sale securities	27,070	70,892	17,754
Proceeds from the sale of acquired available for sale securities	—	—	434,215
Proceeds from maturities and principal payments of held to maturity securities	68,141	48,960	44,801
Proceeds from life insurance death benefits	2,814	150	—
Purchases of available for sale securities	(93,702)	(108,554)	(33,226)
Purchases of held to maturity securities	(2,325)	(17,512)	—
Proceeds from sale of loans held for investment	—	—	8,611
Purchases of equity securities	(183)	(166)	(79)
Purchase of restricted securities	(3,484)	(36,157)	(35,350)
Net change in loans	(122,583)	(123,277)	(317,283)
Purchases of premises and equipment	(3,168)	(5,224)	(5,954)
Proceeds from sales of other real estate owned	—	—	21
Proceeds from sales of repossessed assets	2,829	1,807	—
Redemption of restricted securities	5,748	33,804	32,959
Purchases of bank owned life insurance	(322)	(210)	(249)
Proceeds from disposal of premises held for sale	843	946	721
Cash acquired in the acquisition of TCFC, net of cash paid	—	—	25,372
Net cash (used in) provided by investing activities	$(118,322)	$(134,541)	$172,313
See accompanying notes to consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

	Year Ended December 31,
($ in thousands)	2025	2024	2023

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	$25,138	$304,778	$(192,658)
Interest-bearing deposits	(21,840)	(164,049)	435,894
Short-term borrowings	(50,000)	—	(109,000)
Long-term borrowings	—	50,000	—
Proceeds from issuance of subordinated debt, net of issuance costs	58,860	—	—
Redemption of subordinated debt	(44,500)	—	—
Common stock dividends paid	(16,094)	(16,013)	(12,733)
Issuance of common stock	82	376	385
Net cash (used in) provided by financing activities	(48,354)	175,092	121,888
Net (decrease) increase in cash and cash equivalents	(104,285)	87,438	316,914
Cash and cash equivalents at beginning of period	459,851	372,413	55,499
Cash and cash equivalents at end of period	$355,566	$459,851	$372,413

Supplemental cash flows information:
Interest paid	$114,858	$123,567	$74,038
Income taxes paid	15,070	—	7,293
Recognition of lease liabilities arising from right-of-use assets	1,210	566	179
Transfers from loans to repossessed assets	3,408	5,119	—
Transfer from loans held for sale to loans held for investment	649	—	—
Unrealized gains (losses) on available for sale securities	4,062	(70)	2,101
Transfer of premises to held for sale, included in other assets	—	1,387	750
See accompanying notes to consolidated financial statements.

Shore Bancshares, Inc.
Notes to Consolidated Financial Statements
Note 1 – Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Shore Bancshares, Inc. and its subsidiaries (collectively referred to in these Notes as the “Company”), with all significant intercompany transactions eliminated. The accounting and reporting policies of the Company conform with generally accepted accounting principles in the United States of America (“GAAP”). For purposes of comparability, certain reclassifications have been made to amounts previously reported to conform with the current period presentation. Reclassifications had no effect on prior year net income or stockholders’ equity.
Nature of Operations
The Company engages in the banking business through Shore United Bank, N.A. (the “Bank”), a national banking association with trust powers with locations in Maryland, Delaware and Virginia. The Company’s primary source of revenue is derived from interest earned on commercial, residential mortgage and other loans, and fees charged in connection with lending and other banking services. The Company engages in financial service offerings through Wye Financial Partners and offers corporate trustee services through Wye Trust, a division of the Bank. The Bank also conducts secondary market lending activities. Mid-Maryland Title Company, Inc. (the “Title Company”), engaged in title work related to real estate transactions. The Title Company ceased conducting real estate closings effective March 31, 2025.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in the related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgments, actual amounts or results could differ from these estimates.
Investments – Debt Securities
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
The Company has elected to exclude accrued interest receivable from the amortized cost basis and fair value of its HTM and AFS debt securities and has included such accrued interest of $2.1 million and $2.5 million at December 31, 2025 and 2024, respectively, within accrued interest receivable on the consolidated balance sheets. The Company has securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. At December 31, 2025, the aggregate carrying value of pledged AFS and HTM pledged securities was $69.4 million and $218.6 million, respectively. The comparable amounts as of December 31, 2024 were $67.9 million and $197.5 million, respectively.
Investments – Equity Securities
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
Allowance for Credit Losses – Securities
The Company evaluates its available for sale and held to maturity debt securities portfolios for expected credit losses as of the valuation date under ASC 326. For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it would be required to sell, the security before recovery of its amortized cost basis. If either criterion is met, the security’s amortized cost basis is written down to fair value through income during the current period. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other driving factors. If the Company's assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, an ACL is recorded for the credit loss (which represents the difference between the expected cash flows and amortized cost basis), limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.
The entire amount of an impairment loss is recognized in earnings only when: (1) the Company intends to sell the security; or (2) it is more likely than not that the Company will have to sell the security before recovery of the Company's amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as comprehensive income, net of deferred taxes.
Changes in the ACL are recorded as a provision for (or reversal of) credit losses. Losses are charged against the ACL when the Company believes the uncollectibility of an available for sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a noncredit-related impairment.
As part of its estimation process, the Company has elected to exclude accrued interest from the amortized cost basis of available for sale debt securities and report accrued interest separately in other assets in the consolidated balance sheet. Available for sale debt securities are placed on nonaccrual status when the Company no longer expects to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status. Accordingly, the Company does not recognize an allowance for credit loss against accrued interest receivable. This approach is consistent with the Company’s nonaccrual policy implemented for its loan portfolio.
The Company separately evaluates its held to maturity investment securities for any credit losses. If it determines that a security indicates evidence of deteriorated credit quality, the security is individually-evaluated and a discounted cash flow analysis is performed and compared to the amortized cost basis. As of December 31, 2025, the Company had $378.1 million of securities classified as held to maturity at estimated fair value with an amortized cost basis of $414.9 million, with the remainder of the securities portfolio classified as available for sale.
Loans Held for Investment
The Company’s recorded investment in loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay off generally is reported at the unpaid principal balances adjusted for charges-offs, unearned discounts, any deferred fees or costs on originated loans, and the ACL. The Company has elected to exclude accrued interest receivable from the amortized cost basis of its loans held for investment and has included such accrued interest of $16.3 million and $16.7 million at December 31, 2025 and 2024, respectively, within accrued interest receivable on the consolidated balance sheets. Interest on loans is recorded to interest income based on the contractual rates and the amount of outstanding principal of the loans. Loan fees and origination costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield using the level-yield method.
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
A loan’s past due status is based on the contractual due date of the most delinquent payment due. Loans are generally placed on nonaccrual status when the collection of principal or interest is 90 days or more past due, or earlier if collection is uncertain. Any accrued interest receivable on loans placed on nonaccrual status is reversed by an adjustment to interest income. Loans greater than 90 days past due may remain on accrual status if management determines it is well secured and in the process of collection. Interest payments received on nonaccrual loans are applied as a reduction of the loan principal balance unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. A loan may be returned to accrual status if the borrower has demonstrated a sustained period of repayment performance in accordance with the contractual terms of the loan and there is reasonable assurance the borrower will continue to make payments as agreed.
In the ordinary course of business, the Company has entered into commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the consolidated balance sheets when they are funded.
In the normal course of banking business, risks related to specific loan segments are as follows:
Commercial Real Estate – Commercial real estate loans consist of both loans secured by owner occupied properties and non-owner occupied properties where an established banking relationship exists and involves investment properties for multi-family (5+), warehouse, retail, and office space with a history of occupancy and cash flow. These loans are subject to adverse changes in the local economy and commercial real estate markets. Credit risk associated with owner occupied properties arises from the borrower’s financial stability and the ability of the borrower and the business to repay the loan. Non-owner occupied properties carry the risk of a tenant’s deteriorating credit strength, lease expirations in soft markets and sustained vacancies, which can adversely impact cash flow.
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
Commercial – Commercial loans are secured or unsecured loans for business purposes. Loans are typically secured by accounts receivable, inventory, equipment and/or other assets of the business. Credit risk arises from the successful operation of the business which may be affected by competition, rising interest rates, regulatory changes and adverse conditions in the local and regional economy. The Company discontinued the issuance of new marine loans and only services the existing portfolio at December 31, 2025.
Consumer – Consumer loans include installment loans and personal lines of credit. The credit risk of consumer loans is similar to that of residential real estate loans described above, as it is subject to the borrower’s continuing financial stability and the value of the collateral securing the loan.
Credit Cards – Unsecured credit card loans were offered to our commercial and consumer customers. Credit risk factors include the borrower’s continuing financial stability, which can be adversely impacted by job loss, divorce, illness or personal bankruptcy, among other factors. In 2024, the Company discontinued the issuance of new credit cards (except to select existing customers) and only services the existing portfolio at December 31, 2025.
Transfers of Loans Held for Sale (“LHFS”) to Loans Held for Investment (“LHFI”)
The Company may, from time to time, transfer LHFS to LHFI. Transfers of LHFS to LHFI are accounted for in accordance with the underlying accounting applied to the loan prior to its transfer. For loans where the fair value option had been elected, the Company continues to account for the loan at fair value in the LHFI portfolio. Subsequent changes in the fair value of these loans are recorded in interest income. The Company had a $649 thousand transfer from LHFS to LHFI during the year ended December 31, 2025 and no transfers from LHFS to LHFI during the years ended December 31, 2024 and 2023.
Allowance for Credit Losses – Loans Held for Investment
An ACL is estimated on loans held for investment, excluding loans carried at fair value. The ACL on loans is established through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the ACL for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.
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
Cash flow projections and estimated expected losses on loans that share common risk characteristics are based in part on forecasts of independent economic variables, namely, the national unemployment rate, 10-year Treasury rate and changes in GDP that are reasonable and supportable over a 12-month period and incorporated into the estimate of expected credit losses using a statistical regression analysis. For periods beyond those for which reasonable and supportable forecasts are available, projections are based on a 12-month straight-line reversion of the corresponding economic independent variable from the last forecast to a historical average level.

Management’s estimate of the ACL on loans that are collectively evaluated also includes a qualitative assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management include concentrations of loans to specific industry segments, the volume and severity of delinquencies and adversely classified loan balances and the value of underlying collateral, and a number of other economic indicators intended to account for the imprecision inherent in forecasting economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.
Reserve for Unfunded Commitments
The Company records a reserve within other liabilities for expected credit losses on commitments to extend credit that are not unconditionally cancellable by the Company. The reserve for unfunded commitments is measured based on the principles utilized in estimating the ACL on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses. The Company recorded a provision for credit losses associated with its unfunded commitments of $906 thousand, $104 thousand and $436 thousand during the years ended December 31, 2025, 2024 and 2023, respectively.
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
Mortgage Servicing Rights
When mortgage loans are sold with servicing retained, the MSRs are initially recorded at fair value and subsequently amortized in proportion to, and over the period of, estimated net servicing revenue. Servicing rights are assessed for impairment quarterly, based on fair value, with impairment recorded through income. The primary risk of material changes to the value of the servicing rights resides in the potential volatility in the economic assumptions used, particularly the prepayment speeds. Servicing fee income is recorded in the mortgage banking revenue in the consolidated statements of income.
Premises and Equipment
Land is carried at cost and premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to ten years for furniture, fixtures and equipment; three to five years for computer hardware and data handling equipment; and ten to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years and leasehold improvements are amortized over the remaining term of the respective lease or useful life, whichever is shorter. Maintenance and repairs are charged to expense as incurred, while improvements that extend the useful life of an asset are capitalized and depreciated over the estimated remaining life of the asset.
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
Segment Reporting
The Company’s reportable segment is determined by the Chief Executive Officer, who is designated the chief operating decision maker (“CODM”), based upon information provided about the Company’s product and services offered. The segment is also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business, which are then aggregated if operating performance of product and customers are similar. The CODM evaluates the financial performance of the Company’s business components such as revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in determination of allocated resources. While the CODM monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial services operations are considered by management to be aggregated in one reportable operating segment. Refer to the “Consolidated Financial Statements” included in Part II, Item 8 of this Annual Report on Form 10-K.
Business Combinations
The Company accounts for business combinations utilizing the acquisition method of accounting, which requires purchased assets and assumed liabilities be recorded at their respective fair values. In numerous instances, the fair values of acquired assets and assumed liabilities are ascertained by estimating the anticipated future cash flows from those assets and liabilities and discounting them at appropriate market rates. The Company determines the fair values of loans, core deposit intangibles and deposits with the assistance of a third-party vendor.
The most significant assessment of fair value in our accounting for business combinations relates to the valuation of an acquired loan portfolio. At acquisition, loans are classified as either (i) purchase credit-deteriorated (“PCD”) loans or (ii) non-PCD loans, and are recorded at fair value on the date of acquisition. PCD loans are those for which there is more than insignificant evidence of credit deterioration since origination. Fair values are determined primarily through a discounted cash flow approach that considers the acquired loans’ underlying characteristics, including account types, remaining terms, annual interest rates, interest types, timing of principal and interest payments, current market rates, and remaining balances. Estimates of fair value also include estimates of default, loss severity and estimated prepayments.
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
Goodwill is tested at least annually for impairment, usually during the fourth quarter, or on an interim basis if an event occurs or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying value. Intangible assets that have finite lives are amortized over their estimated useful lives and also are subject to impairment testing. If the fair value of a reporting unit is less than its book value, an impairment charge may be required to write down the carrying value of the related goodwill to fair value. As of December 31, 2025, the Company had one operating segment, the banking segment. Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions and are amortized using an accelerated method over their estimated useful lives, which range from seven to ten years.
During the years ended December 31, 2025 and 2024, goodwill and other intangible assets were subjected to assessments for impairment. No impairment charges were recognized in either year. Our assessment of goodwill concluded it was not more likely than not that the fair value of the Company’s reporting unit was less than its carrying amount.
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
Subordinated Debt
Subordinated debt is carried at its outstanding principal balance, net of any unamortized issuance costs and acquisition related fair value adjustments. For additional information on the Company’s subordinated debt, refer to Note 8 – “Borrowings.”
Cash and Cash Equivalents
Cash and cash equivalents include cash, deposits with other financial institutions with original maturities fewer than 90 days and federal funds sold. Interest-bearing deposits in other financial institutions mature within 90 days or less.
Derivative Financial Instruments and Hedging
The Company accounts for derivatives in accordance with Financial Accounting Standards Board (“FASB”) literature on accounting for derivative instruments and hedging activities. When we enter into a derivative contract, we designate the derivative as held for trading, an economic hedge, or a qualifying hedge as detailed in the literature. The designation may change based upon management’s reassessment or changing circumstances. Derivatives utilized by the Company include interest rate lock commitments (“IRLCs”) and forward settlement contracts. IRLCs occur when we originate mortgage loans with interest rates determined prior to funding. Forward settlement contracts are agreements to buy or sell a quantity of a financial instrument, index, currency, or commodity at a predetermined future date, rate, or price.
We designate at inception whether a derivative contract is considered hedging or non-hedging. All of our derivatives are nonexchange traded contracts, and as such, their fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.
For qualifying hedges, we formally document at inception all relationships between hedging instruments and hedged items, as well as risk management objectives and strategies for undertaking various accounting hedges. We primarily utilize derivatives to manage interest rate sensitivity.
As of December 31, 2025 and 2024, the Company did not have any designated hedges.
Fair Value
The Company measures certain financial assets and liabilities at fair value and also makes disclosures about certain financial instruments that are not measured at fair value in the consolidated balance sheets. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants, on the measurement date. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, and other factors, particularly in the absence of broad markets for specific terms. Changes in assumptions or in market conditions could significantly affect these estimates. See Note 16 – “Fair Value Measurements” for a further discussion of fair value.
Income Taxes
The Company and its subsidiary file a consolidated federal income tax return. The Company accounts for income taxes using the liability method in accordance with appropriate accounting guidance. Under this method, deferred tax assets and liabilities are determined by applying the applicable federal and state income tax rates to cumulative temporary differences. These temporary differences represent differences between financial statement carrying amounts and the corresponding tax bases of certain assets and liabilities. Deferred taxes result from such temporary differences.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income, recoverable taxes paid in prior years and tax planning strategies. The Company evaluates all positive and negative evidence before determining whether a valuation allowance is deemed necessary regarding the realization of deferred tax assets. The Company recognizes accrued interest and penalties as a component of tax expense.
The provision for income taxes includes the impact of reserve provisions and changes in the reserves that are considered appropriate, as well as the related net interest and penalties. In addition, the Company is subject to the continuous examination of its income tax returns by the IRS and other tax authorities that may assert assessments against the Company. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of its provision for income taxes. The Company remains subject to examination for tax years ending on or after December 31, 2022.
Basic and Diluted Earnings Per Common Share
Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Included in this calculation due to dividend participation rights are restricted stock awards that have been granted. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares outstanding, adjusted for the effect of any potentially dilutive common stock equivalents.
Transfers of Financial Assets
Transfers of financial assets are accounted for as sales at the time when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (iii) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Stock-Based Compensation
The Company may grant share-based awards to employees and non-employee directors in the form of restricted stock and restricted stock units (“RSUs”). The fair value of restricted stock and RSUs is determined based on the closing price of the Company’s common stock on the date of grant. The Company recognizes compensation expense related to equity compensation on a straight-line basis over the vesting period for service-based awards. When equity awards are subject to performance conditions, the awards are subsequently remeasured in each reporting period until settlement based on the quantity of awards for which it is probable that the performance conditions will be achieved. The fair value of stock options is estimated at the date of grant using the Black-Scholes option pricing model and related assumptions. The Company uses historical data to predict option exercise and employee termination behavior. Expected volatilities are based on the historical volatility of the Company’s common stock. The expected term of options granted is derived from actual historical exercise activity and represents the period of time that options granted are expected to be outstanding. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of grant based on the expected life of the option. The dividend yield is equal to the dividend yield of the Company’s common stock at the time of grant. Expense related to shared-based compensation is recorded in the statements of income as a component of salaries and employee benefits for employees and as a component of other noninterest expense for non-employee directors, with a corresponding increase to additional paid-in capital.
Advertising Costs
Advertising costs are generally expensed as incurred. The Company incurred advertising costs of approximately $1.3 million, $1.3 million and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) consists of unrealized holding gains and losses on available for sale securities, net of any gains recognized from the sale of available for sale securities. There were no reclassifications from accumulated other comprehensive income during the years ended December 31, 2025, 2024 and 2023.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pre-tax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted this ASU prospectively on January 1, 2025. Refer to Note 14 – Income Taxes for additional details related to the impact that adoption of this ASU had on the Company’s consolidated financial statements and related disclosures.

Note 2 – Investment Securities
The following tables provide information on the amortized cost and estimated fair values of investment securities as of December 31, 2025 and 2024.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities(1):
December 31, 2025
U.S. Treasury and government agency securities	$22,303	$2	$1,689	$20,616
Mortgage-backed securities	200,105	331	5,409	195,027
Other debt securities(2)	4,269	446	—	4,715
Total	$226,677	$779	$7,098	$220,358

December 31, 2024
U.S. Treasury and government agency securities	$22,984	$4	$2,786	$20,202
Mortgage-backed securities	130,439	84	8,139	122,384
Other debt securities(2)	6,170	469	13	6,626
Total	$159,593	$557	$10,938	$149,212
____________________________________
(1)No available for sale (“AFS”) securities were sold during the years ended December 31, 2025 and 2024.
(2)Other debt securities includes corporate and municipal bond obligations of state and political entities.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to maturity securities:
December 31, 2025
U.S. Treasury and government agency securities	$104,836	$2	$4,513	$100,325	$—
Mortgage-backed securities	303,129	255	32,167	271,217	—
Other debt securities(1)	6,961	33	420	6,574	99
Total	$414,926	$290	$37,100	$378,116	$99

December 31, 2024
U.S. Treasury and government agency securities	$132,560	$—	$8,555	$124,005	$—
Mortgage-backed securities	336,755	—	47,234	289,521	—
Other debt securities(1)	11,965	19	776	11,208	203
Total	$481,280	$19	$56,565	$424,734	$203
____________________________________
(1)Other debt securities includes corporate and municipal bond obligations of state and political entities.
Equity securities with aggregate fair values of $6.2 million and $5.8 million as of December 31, 2025 and 2024, respectively, are presented separately on the consolidated balance sheets. The fair value adjustments recorded through earnings totaled gains of $372 thousand, $111 thousand and $133 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table summarizes the activity in the allowance for credit losses (“ACL”) on held to maturity (“HTM”) securities for the periods presented.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Balance, beginning of period	$203	$94	$—
Provision for (reversal of) credit losses, other debt securities	(104)	109	94
Balance, end of period	$99	$203	$94
A reversal of the provision for credit losses of $104 thousand, a provision for credit losses of $109 thousand and a provision for credit losses of $94 thousand was recorded on HTM corporate and municipal bonds for the years ended December 31, 2025, 2024 and 2023, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024.

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available for sale securities:
U.S. Treasury and government agency securities	$—	$—	$18,027	$1,689	$18,027	$1,689
Mortgage-backed securities	102,954	531	47,656	4,878	150,610	5,409
Other debt securities	—	—	—	—	—	—
Total	$102,954	$531	$65,683	$6,567	$168,637	$7,098

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Available for sale securities:
U.S. Treasury and government agency securities	$207	$—	$17,422	$2,786	$17,629	$2,786
Mortgage-backed securities	56,913	710	48,782	7,429	105,695	8,139
Other debt securities	—	—	1,988	13	1,988	13
Total	$57,120	$710	$68,192	$10,228	$125,312	$10,938
There were 122 AFS debt securities with a fair value below the amortized cost basis, with unrealized losses totaling $7.1 million as of December 31, 2025. The Company concluded that a credit loss does not exist in its AFS securities portfolio as of December 31, 2025, and no impairment loss has been recognized based on the fact that (1) changes in fair value were primarily caused by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more likely than not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All HTM and AFS securities were current with no securities past due or on nonaccrual as of December 31, 2025 and 2024.
Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were 122 AFS and 169 HTM securities in an unrealized loss position at December 31, 2025. There were 111 AFS and 187 HTM securities in an unrealized loss position at December 31, 2024. Net unrealized losses of the AFS securities totaled $6.3 million and $10.4 million as of December 31, 2025 and 2024, respectively.

The following table provides information on the amortized cost and estimated fair values of investment securities by contractual maturity date at December 31, 2025.

	Available for Sale		Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,461	$2,463	$32,564	$32,391
Due after one year through five years	21,330	19,808	63,596	60,829
Due after five years through ten years	2,529	2,823	5,488	5,105
Due after ten years	252	237	10,149	8,574
Total non-mortgage-backed securities	$26,572	$25,331	$111,797	$106,899
Mortgage-backed securities	200,105	195,027	303,129	271,217
Total	$226,677	$220,358	$414,926	$378,116
The maturity dates for debt securities are determined using contractual maturity dates. Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations without prepayment penalties.
The Company has securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. At December 31, 2025, the aggregate carrying value of AFS and HTM pledged securities was $69.4 million and $218.6 million, respectively. The comparable amounts for December 31, 2024 were $67.9 million and $197.5 million, respectively.
The following table sets forth the amortized cost and estimated fair values of securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase at December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged available for sale securities	$75,123	$69,369	$76,280	$67,926
Pledged held to maturity securities	218,556	197,146	197,474	173,248
There were no obligations of any issuer exceeding 10% of stockholders’ equity at December 31, 2025 or 2024.
Note 3 – Loans and Allowance for Credit Losses
The Company classifies loans as commercial real estate, residential real estate, construction, commercial, consumer and credit cards, with customers primarily located in Maryland, Delaware and Virginia. The Company makes loans to certain officers, directors and their affiliated interests. See Note 19 – “Related Party Transactions” for more information.
The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the most significant accounting policies that the Company follows, see Note 1 – “Summary of Significant Accounting Policies.”
The following table provides information about the principal classes of the loan portfolio at December 31, 2025 and 2024.

($ in thousands)	December 31, 2025	% of Total Loans	December 31, 2024	% of Total Loans
Commercial real estate	$2,643,996	53.95%	$2,557,806	53.60%
Residential real estate	1,414,964	28.88	1,329,406	27.85
Construction	344,903	7.04	335,999	7.04
Commercial	226,006	4.61	237,932	4.99
Consumer	265,912	5.43	303,746	6.37
Credit cards	4,521	0.09	7,099	0.15
Total loans	4,900,302	100.00%	4,771,988	100.00%
Less: allowance for credit losses	(58,836)		(57,910)
Total loans, net	$4,841,466		$4,714,078
Loans are stated at their principal amount outstanding, net of any purchase premiums or discounts, deferred fees, and costs. Included in loans were deferred costs, net of fees, of $3.1 million and $3.2 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, loans included $1.49 billion and $1.69 billion, respectively, of aggregate loans that were acquired as part of the acquisitions of Severn Bancorp, Inc. (“Severn”) and The Community Financial Corporation (“TCFC”). These balances are presented net of the related aggregate discounts, which totaled $78.2 million and $92.0 million at December 31, 2025 and 2024, respectively.
The following tables provide information on the amortized cost basis on nonaccrual loans by loan class as of December 31, 2025 and 2024.

($ in thousands)	Nonaccrual With No Allowance For Credit Loss	Nonaccrual With An Allowance For Credit Loss	Total Nonaccrual Loans
December 31, 2025
Nonaccrual loans:
Commercial real estate	$6,135	$19,498	$25,633
Residential real estate	9,594	544	10,138
Construction	88	—	88
Commercial	2,297	784	3,081
Consumer	898	74	972
Credit cards	—	48	48
Total	$19,012	$20,948	$39,960

Interest income	$285	$363	$648

($ in thousands)	Nonaccrual With No Allowance For Credit Loss	Nonaccrual With An Allowance For Credit Loss	Total Nonaccrual Loans
December 31, 2024
Nonaccrual loans:
Commercial real estate	$8,192	$2,194	$10,386
Residential real estate	6,741	873	7,614
Construction	360	—	360
Commercial	458	549	1,007
Consumer	761	712	1,473
Credit cards	—	168	168
Total	$16,512	$4,496	$21,008

Interest income	$274	$65	$339

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
December 31, 2025
Nonaccrual loans:
Commercial real estate	$2,809	$22,824	$25,633
Residential real estate	3,808	6,330	10,138
Construction	88	—	88
Commercial	196	2,885	3,081
Consumer	491	481	972
Credit cards	32	16	48
Total	$7,424	$32,536	$39,960

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
December 31, 2024
Nonaccrual loans:
Commercial real estate	$7,268	$3,118	$10,386
Residential real estate	3,979	3,635	7,614
Construction	360	—	360
Commercial	70	937	1,007
Consumer	1,431	42	1,473
Credit cards	146	22	168
Total	$13,254	$7,754	$21,008
The overall quality of the Company’s loan portfolio is primarily assessed using the Company’s risk-grading scale. This review process is assisted by frequent internal reporting of loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans. Credit quality indicators are adjusted based on management’s judgment during the quarterly review process.
Consumer credit cards are monitored based on a borrower’s payment history. Credit card loans are classified as performing and are typically charged off no later than 180 days past due or when, in the opinion of management, the collection of principal or interest is considered doubtful. As of December 31, 2025, there were two credit cards that were evaluated based on economic conditions specific to the loans or borrowers, and were downgraded to substandard and nonperforming.
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
Rating 8 – Substandard – Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. Substandard loans are the first adversely classified loans on the Bank’s watchlist. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor or operating losses. When a loan is assigned to this category, the Company may estimate a specific reserve in the credit loss allowance analysis and/or place the loan on nonaccrual. These assets listed may include assets with histories of repossessions or some that are nonperforming bankruptcies. These relationships will be reviewed at least quarterly.
Rating 9 – Doubtful – Doubtful assets have many of the same characteristics of substandard with the exception that the Company has determined that loss is not only possible but is probable. The amount of loss is not discernible due to factors such as merger, acquisition, or liquidation; a capital injection; a pledge of additional collateral; the sale of assets; or alternative refinancing plans. Credits receiving a doubtful classification are required to be on nonaccrual. These relationships will be reviewed at least quarterly.
Rating 10 – Loss – Loss assets are uncollectible or of little value.

The following table provides information on loan risk ratings as of December 31, 2025 and gross write-offs during the year ended December 31, 2025.

	Term Loans by Origination Year						Revolving loans	Revolving converted to term loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
December 31, 2025
Commercial real estate
Pass	$939,986	$364,719	$556,924	$242,170	$139,929	$265,405	$14,703	$27,136	$2,550,972
Special mention	15,105	2,884	34,014	344	—	—	—	—	52,347
Substandard	20,056	16,806	2,840	—	283	—	692	—	40,677
Total	$975,147	$384,409	$593,778	$242,514	$140,212	$265,405	$15,395	$27,136	$2,643,996
Gross charge-offs	$(109)	$(2,640)	$—	$—	$—	$—	$—	$—	$(2,749)

Residential real estate
Pass	$317,764	$182,198	$275,869	$215,397	$147,517	$114,300	$131,075	$695	$1,384,815
Special mention	3,719	14,777	—	504	—	—	65	—	19,065
Substandard	6,990	2,012	267	330	—	112	1,373	—	11,084
Total	$328,473	$198,987	$276,136	$216,231	$147,517	$114,412	$132,513	$695	$1,414,964
Gross charge-offs	$(5)	$—	$—	$—	$—	$—	$(45)	$—	$(50)

Construction
Pass	$27,094	$7,238	$7,047	$28,868	$108,885	$151,738	$13,070	$632	$344,572
Special mentions	—	—	—	—	—	—	—	—	—
Substandard	88	—	—	—	—	243	—	—	331
Total	$27,182	$7,238	$7,047	$28,868	$108,885	$151,981	$13,070	$632	$344,903
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$23,379	$25,518	$19,739	$14,925	$29,307	$35,202	$70,493	$1,870	$220,433
Special mention	104	27	107	105	76	54	845	—	1,318
Substandard	424	1,055	758	527	—	—	1,318	173	4,255
Total	$23,907	$26,600	$20,604	$15,557	$29,383	$35,256	$72,656	$2,043	$226,006
Gross charge-offs	$(71)	$—	$—	$(329)	$—	$—	$(381)	$(31)	$(812)

Consumer
Pass	$7,954	$45,750	$88,990	$39,576	$31,597	$49,634	$769	$—	$264,270
Special mention	—	—	671	—	—	—	—	—	671
Substandard	1	29	396	445	41	59	—	—	971
Total	$7,955	$45,779	$90,057	$40,021	$31,638	$49,693	$769	$—	$265,912
Gross charge-offs	$(451)	$(99)	$(1,595)	$(646)	$(324)	$—	$(18)	$—	$(3,133)

Total
Pass	$1,316,177	$625,423	$948,569	$540,936	$457,235	$616,279	$230,110	$30,333	$4,765,062
Special mention	18,928	17,688	34,792	953	76	54	910	—	73,401
Substandard	27,559	19,902	4,261	1,302	324	414	3,383	173	57,318
Total loans by risk category	$1,362,664	$663,013	$987,622	$543,191	$457,635	$616,747	$234,403	$30,506	$4,895,781

Total gross charge-offs	$(636)	$(2,739)	$(1,595)	$(975)	$(324)	$—	$(444)	$(31)	$(6,744)

The following table presents the amortized cost in credit card loans based on performing status and gross charge-off as of December 31, 2025 and gross write-offs during the year ended December 31, 2025. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
December 31, 2025
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$4,473	$—	$4,473
Nonperforming	—	—	—	—	—	—	48	—	48
Total	$—	$—	$—	$—	$—	$—	$4,521	$—	$4,521
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(535)	$—	$(535)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$4,521	$—	$4,521

Total gross charge-offs	$(636)	$(2,739)	$(1,595)	$(975)	$(324)	$—	$(979)	$(31)	$(7,279)

Total recorded investment	$1,362,664	$663,013	$987,622	$543,191	$457,635	$616,747	$238,924	$30,506	$4,900,302

The following table provides information on loan risk ratings as of December 31, 2024 and gross write-offs during the year ended December 31, 2024.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2020	2021	2022	2023	2024
December 31, 2024
Commercial real estate
Pass	$822,391	$297,098	$435,084	$534,936	$250,482	$136,891	$24,966	$14,084	$2,515,932
Special mention	7,514	—	2,964	19,746	—	—	417	—	30,641
Substandard	7,684	—	2,991	—	—	—	558	—	11,233
Total	$837,589	$297,098	$441,039	$554,682	$250,482	$136,891	$25,941	$14,084	$2,557,806
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$291,306	$78,568	$211,938	$295,402	$220,753	$101,005	$119,367	$613	$1,318,952
Special mention	1,529	518	—	—	—	—	—	—	2,047
Substandard	5,414	—	1,342	290	885	—	476	—	8,407
Total	$298,249	$79,086	$213,280	$295,692	$221,638	$101,005	$119,843	$613	$1,329,406
Gross charge-offs	$(1)	$—	$—	$—	$—	$—	$—	$—	$(1)

Construction
Pass	$31,884	$8,191	$8,628	$56,685	$70,232	$131,383	$26,785	$1,851	$335,639
Special mentions	—	—	—	—	—	—	—	—	—
Substandard	360	—	—	—	—	—	—	—	360
Total	$32,244	$8,191	$8,628	$56,685	$70,232	$131,383	$26,785	$1,851	$335,999
Gross charge-offs	$—	$—	$(12)	$—	$—	$—	$—	$—	$(12)

Commercial
Pass	$25,214	$11,088	$40,817	$29,142	$29,458	$39,489	$57,982	$874	$234,064
Special mention	116	—	—	—	—	—	703	11	830
Substandard	515	—	8	1,257	500	—	257	501	3,038
Total	$25,845	$11,088	$40,825	$30,399	$29,958	$39,489	$58,942	$1,386	$237,932
Gross charge-offs	$(54)	$(11)	$—	$(56)	$(69)	$—	$—	$—	$(190)

Consumer
Pass	$1,315	$10,469	$60,718	$114,639	$61,652	$52,798	$682	$—	$302,273
Special mention	—	—	—	—	—	—	—	—	—
Substandard	2	—	48	860	563	—	—	—	1,473
Total	$1,317	$10,469	$60,766	$115,499	$62,215	$52,798	$682	$—	$303,746
Gross charge-offs	$(1,287)	$(12)	$(389)	$(1,764)	$(177)	$—	$(17)	$—	$(3,646)

Total
Pass	$1,172,110	$405,414	$757,185	$1,030,804	$632,577	$461,566	$229,782	$17,422	$4,706,860
Special mention	9,159	518	2,964	19,746	—	—	1,120	11	33,518
Substandard	13,975	—	4,389	2,407	1,948	—	1,291	501	24,511
Total loans by risk category	$1,195,244	$405,932	$764,538	$1,052,957	$634,525	$461,566	$232,193	$17,934	$4,764,889

Total gross charge-offs	$(1,342)	$(23)	$(401)	$(1,820)	$(246)	$—	$(17)	$—	$(3,849)

The following table presents the amortized cost in credit card loans based on performing status and gross charge-off as of December 31, 2024 and gross write-offs during the year ended December 31, 2024. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2020	2021	2022	2023	2024
December 31, 2024
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$6,931	$—	$6,931
Nonperforming	—	—	—	—	—	—	168	—	168
Total	$—	$—	$—	$—	$—	$—	$7,099	$—	$7,099
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(584)	$—	$(584)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$7,099	$—	$7,099

Total gross charge-offs	$—	$—	$—	$—	$—	$—	$(584)	$—	$(584)

Total recorded investment	$1,195,244	$405,932	$764,538	$1,052,957	$634,525	$461,566	$239,292	$17,934	$4,771,988
The following tables provide information on the aging of the Company’s loan portfolio as of December 31, 2025 and 2024.

($ in thousands)	30‑59 Days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
December 31, 2025
Commercial real estate	$1,684	$—	$—	$68	$2,741	$4,493	$2,616,679	$22,824	$2,643,996
Residential real estate	1,663	397	71	1,225	2,583	5,939	1,402,695	6,330	1,414,964
Construction	—	43	79	—	88	210	344,693	—	344,903
Commercial	—	4	—	46	150	200	222,921	2,885	226,006
Consumer	390	690	—	43	448	1,571	263,860	481	265,912
Credit cards	14	19	105	32	—	170	4,335	16	4,521
Total	$3,751	$1,153	$255	$1,414	$6,010	$12,583	$4,855,183	$32,536	$4,900,302
Percent of total loans	0.08%	0.02%	0.01%	0.03%	0.12%	0.26%	99.08%	0.66%	100.00%

($ in thousands)	30‑59 days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
December 31, 2024
Commercial real estate	$75	$—	$—	$2,328	$4,940	$7,343	$2,547,345	$3,118	$2,557,806
Residential real estate	3,828	246	127	655	3,324	8,180	1,317,591	3,635	1,329,406
Construction	30	—	—	—	360	390	335,609	—	335,999
Commercial	152	2	—	—	70	224	236,771	937	237,932
Consumer	4,068	55	—	1,180	251	5,554	298,150	42	303,746
Credit cards	161	190	167	—	146	664	6,413	22	7,099
Total	$8,314	$493	$294	$4,163	$9,091	$22,355	$4,741,879	$7,754	$4,771,988
Percent of total loans	0.17%	0.01%	0.01%	0.09%	0.19%	0.47%	99.37%	0.16%	100.00%

The following tables provide a summary of the activity in the ACL allocated by loan class for the years ended December 31, 2025 and 2024. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses from other loan classes.

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Year Ended December 31, 2025
Commercial real estate	$22,846	$(2,749)	$78	$1,212	$21,387
Residential real estate	21,776	(50)	196	588	22,510
Construction	2,854	—	1	3,113	5,968
Commercial	3,138	(812)	112	567	3,005
Consumer	6,889	(3,133)	242	1,769	5,767
Credit cards	407	(535)	3	324	199
Total	$57,910	$(7,279)	$632	$7,573	$58,836

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Year Ended December 31, 2024
Commercial real estate	$23,015	$—	$—	$(169)	$22,846
Residential real estate	19,909	(1)	7	1,861	21,776
Construction	3,935	(12)	13	(1,082)	2,854
Commercial	2,671	(190)	15	642	3,138
Consumer	7,601	(3,646)	317	2,617	6,889
Credit cards	220	(584)	9	762	407
Total	$57,351	$(4,433)	$361	$4,631	$57,910
The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment.

	December 31, 2025
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$40,676	$—	$40,676
Residential real estate	11,084	—	11,084
Construction	332	—	332
Commercial	—	4,164	4,164
Consumer	—	971	971
Total	$52,092	$5,135	$57,227

	December 31, 2024
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$12,835	$—	$12,835
Residential real estate	9,023	—	9,023
Construction	360	—	360
Commercial	—	3,039	3,039
Consumer	—	1,483	1,483
Total	$22,218	$4,522	$26,740
Loan Modifications to Borrowers Experiencing Financial Difficulty
Loan modifications to borrowers experiencing financial difficulty may include interest rate reduction, principal or interest forgiveness, forbearance, term extensions and other combinations of actions intended to minimize economic loss and avoid foreclosure or repossession of collateral.
The following table presents details of portfolio loans that were modified during the year ended December 31, 2025, by loan category.

($ in thousands)	Quantity of Loans Modified	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Portfolio Segment
December 31, 2025
Commercial real estate	6	$—	$—	$—	$—	$—	$5,166	$5,166	0.20%
Residential real estate	3	—	—	—	—	—	145	145	0.01
Commercial	2	—	—	—	—	—	170	170	0.08
Total	11	$—	$—	$—	$—	$—	$5,481	$5,481	0.11
As of December 31, 2025, of the loans with borrowers experiencing financial difficulty that were modified during the preceding 12 months, $5.3 million and $170 thousand were classified as current accrual and current nonaccrual, respectively.
The following table presents details of portfolio loans that were modified during the year ended December 31, 2024, by loan category.

($ in thousands)	Quantity of Loans Modified	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Portfolio Segment
December 31, 2024
Commercial real estate	1	$—	$—	$1,362	$—	$—	$—	$1,362	0.05%
Total	1	$—	$—	$1,362	$—	$—	$—	$1,362	0.03
As of December 31, 2024, of the loans with borrowers experiencing financial difficulty that were modified during the preceding 12 months, $1.4 million was classified as current accrual.
The following table presents details of portfolio loans that were modified during the year ended December 31, 2023, by loan category.

($ in thousands)	Quantity of Loans Modified	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Portfolio Segment
December 31, 2023
Commercial real estate	2	$—	$—	$253	$—	$—	$—	$253	0.01%
Commercial	1	—	—	351	—	—	—	351	0.15
Total	3	$—	$—	$604	$—	$—	$—	$604	0.01
During the years ended December 31, 2025 and 2024, there were no defaults on loan modifications made to borrowers experiencing financial difficulty in the preceding 12 months.
Foreclosure Proceedings
The Company had $124 thousand and $124 thousand of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of December 31, 2025 and 2024, respectively. The Company had $95 thousand and $554 thousand of commercial real estate loans collateralized by commercial real estate that were in the process of foreclosure as of December 31, 2025 and 2024.

Other Real Estate Owned (“OREO”) and Repossessed Assets
OREO and repossessed assets are adjusted for fair value upon transfer from loans to foreclosed assets, establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. The Company had OREO and repossessed asset balances of $113 thousand and $2.9 million as of December 31, 2025 and $179 thousand and $3.3 million as of December 31, 2024, respectively.
Mortgage Servicing Rights (“MSRs”)
Mortgage loans are sold with servicing retained and the MSRs are initially recorded at fair value with the income statement effect recorded in mortgage banking revenue in the consolidated statements of income. Subsequently, the MSRs are amortized to the income statement in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon fair value of the rights as compared to carrying amount. No impairments of MSRs were recognized for the years ended December 31, 2025, 2024 or 2023. The Company recognized net servicing income of $378 thousand, $898 thousand and $866 thousand for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, the Company was servicing $343.8 million in loans for the Federal National Mortgage Association and $105.6 million in loans for Federal Home Loan Mortgage Corporation.
The following table presents activity in MSRs for the year ended December 31, 2025.

($ in thousands)	Year Ended December 31, 2025
Beginning balance	$5,874
Net additions	126
Amortization expense	(528)
Other	(330)
Ending balance	$5,142
The fair value of MSRs were determined using discount rates ranging from 9.0% to 10.0% at December 31, 2025 and 9.0% to 11.0% at December 31, 2024. The valuation on MSRs was not material at December 31, 2025 and 2024. Depending on the stratification of the specific mortgage servicing right, prepayment speeds ranged from 6.11% to 9.56% for the year ended December 31, 2025. The associated weighted-average default rate was 0.20% for the year ended December 31, 2025.

Note 4 – Goodwill and Other Intangible Assets
The following tables provide information on the significant components of goodwill and other acquired intangible assets as of December 31, 2025 and 2024.

	December 31, 2025
($ in thousands)	Goodwill	Core Deposit Intangible
Gross carrying amount	$63,266	$59,151
Accumulated amortization	—	(29,429)
Net carrying amount	$63,266	$29,722

	December 31, 2024
($ in thousands)	Goodwill	Core Deposit Intangible
Gross carrying amount	$63,266	$59,151
Accumulated amortization	—	(20,840)
Net carrying amount	$63,266	$38,311
The aggregate amortization expense for the core deposit intangible was $8.6 million, $9.8 million and $6.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, the estimated future remaining amortization for core deposit intangibles within the years ending December 31 is as follows:

($ in thousands)	Amortization Expense
2026	$7,398
2027	6,208
2028	5,060
2029	3,980
2030	3,096
Thereafter	3,980
Total amortizing intangible assets	$29,722

Note 5 – Leases
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
The following tables present information about the Company’s leases as of and for the periods presented.

($ in thousands)	December 31, 2025	December 31, 2024
Right-of-use assets	$10,523	$11,385
Lease liabilities	$11,027	$11,844
Weighted-average remaining lease term	8.91 years	10.20 years
Weighted-average discount rate	3.42%	3.29%
Remaining lease term – min	0.36 years	0.01 years
Remaining lease term – max	15.68 years	16.68 years

	Year Ended December 31,
Lease cost ($ in thousands)	2025	2024	2023
Operating lease cost	$2,009	$1,916	$1,645
Total lease cost	$2,009	$1,916	$1,645

Cash paid for amounts included in the measurement of lease liabilities	$1,954	$1,809	$1,553
The following table presents a maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to total operating lease liabilities at December 31, 2025.

Lease payments due ($ in thousands)	December 31, 2025
2026	$2,020
2027	1,869
2028	1,779
2029	1,355
2030	997
Thereafter	4,578
Total undiscounted cash flows	12,598
Less: imputed interest	1,571
Lease liabilities	$11,027
Total gross rental income was $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 6 – Premises and Equipment
The following table provides information on premises and equipment as of December 31, 2025 and 2024.

($ in thousands)	December 31, 2025	December 31, 2024
Land	$18,266	$18,266
Buildings and land improvements	71,485	71,721
Furniture and equipment	13,604	11,783
Premises and equipment, gross	103,355	101,770
Accumulated depreciation	(23,187)	(19,964)
Premises and equipment, net	$80,168	$81,806
Depreciation expense totaled $4.4 million, $4.4 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 7 – Deposits
Deposits consist of the following categories as of the dates indicated:

($ in thousands)	December 31, 2025		December 31, 2024
	Balance	% of Total Deposits	Balance	% of Total Deposits
Noninterest-bearing deposits	$1,587,953	28.69%	$1,562,815	28.27%
Interest-bearing deposits:
Interest-bearing checking	852,585	15.41	978,076	17.69
Money market and savings	1,814,928	32.80	1,805,884	32.67
Time deposits	1,267,487	22.90	1,181,561	21.37
Brokered deposits	10,911	0.20	—	—
Total interest-bearing	3,945,911	71.31	3,965,521	71.73
Total deposits	$5,533,864	100.00%	$5,528,336	100.00%
The Company holds deposits of certain officers, directors and their associates. See Note 19 – “Related Party Transactions” for more information.
The following table provides information on the approximate maturities of total time deposits at December 31, 2025.

($ in thousands)	December 31, 2025
Within one year	$1,163,823
Year 2	79,259
Year 3	11,964
Year 4	5,115
Year 5	7,326
Thereafter	—
Total	$1,267,487
The approximate amount of certificates of deposit that exceeded the FDIC insurance limit of $250,000 or more was $403.5 million and $374.1 million at December 31, 2025 and 2024, respectively.

Note 8 – Borrowings
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the FHLB, to meet short-term liquidity needs.
The following table summarizes certain information of the Company’s borrowings as of and for the years ended December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
($ in thousands)	Amount	Rate	Amount	Rate
Average for the year
FHLB advances – variable	$602	4.64%	$37,648	5.66%
FHLB advances – fixed	42,466	4.85	32,650	4.87

At year end
FHLB advances – variable	$—	—%	$—	—%
FHLB advances – fixed(1)	—	—	50,000	4.79
____________________________________
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
The Company had $95.0 million of federal funds lines of credit and a reverse repurchase agreement available on a short-term basis from correspondent banks at December 31, 2025 and 2024. In addition, the Company had secured credit availability of approximately $754.4 million from the FHLB at December 31, 2025. The Company has pledged as collateral, under a blanket lien, all qualifying residential loans under borrowing agreements with the FHLB. The Company had letters of credit with FHLB of $33.7 million and $6.1 million as of December 31, 2025 and 2024, respectively. These letters of credit are used to secure public deposits held with various municipal customers.
The following table summarizes certain information of the Company’s long-term debt as of December 31, 2025 and 2024.

($ in thousands)	December 31, 2025	December 31, 2024	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
Subordinated Debentures due September 2030	$—	$25,000	2020	2030	2025	5.375% through September 2025, 3-month SOFR* + 5.265% thereafter
Subordinated Debentures due October 2030	—	19,500	2020	2030	2025	4.75% through October 2025, 3-month SOFR + 4.58% thereafter
Subordinated Debentures due November 2035	60,000	—	2025	2035	2030	6.25% through November 2030, 3-month SOFR + 2.88% thereafter
Total subordinated debentures	60,000	44,500

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.26%
Tri-County Capital Trust I	7,217	7,217	2004	2034		90-day SOFR + 2.86%
Tri-County Capital Trust II	5,155	5,155	2005	2035		90-day SOFR + 1.96%
Total trust preferred securities	32,991	32,991
Less: net discount and unamortized issuance costs	(3,930)	(3,774)
Total long-term debt	$89,061	$73,717
____________________________________
*    Secured Overnight Financing Rate (“SOFR”).

At December 31, 2025, subordinated debentures consisted of $60.0 million of long-term debt issued by the Company in November 2025. As of December 31, 2025, the recorded balance of subordinated debt issued by the Company, net of unamortized issuance costs and fair value discounts, was $58.9 million. The Company has the option to redeem the subordinate notes in part or whole as of November 15, 2030. As of December 31, 2025, 100% of the subordinated debt was considered Tier 2 capital under current regulatory guidelines.
The Company assumed trust preferred securities in the aggregate of $33.0 million as a result of the merger with TCFC in 2023 and the acquisition of Severn in 2021. Trust preferred securities consisted of $20.6 million issued by Severn Capital Trust I, $7.2 million issued by Tri-County Capital Trust I and $5.2 million issued by Tri-County Capital Trust II. The recorded balance of the junior subordinated debt securities of Severn Capital Trust I at December 31, 2025 was $19.0 million, net of the unamortized fair value adjustment of $1.7 million. At December 31, 2025, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.7 million and $4.5 million, respectively, which are presented net of the unamortized fair value adjustments of $504 thousand and $661 thousand, respectively. As of December 31, 2025, the entire amount of trust preferred securities debt is considered Tier 2 capital under current regulatory guidelines.
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank (“FHLB”) to meet short-term liquidity needs. The Company had no outstanding borrowings from the FHLB at December 31, 2025, and had $50.0 million outstanding at December 31, 2024. The Company did not have any correspondent federal fund lines at December 31, 2025 and 2024.
Note 9 – Benefit Plans
401(k) and Profit Sharing Plan – The Company has a 401(k) and profit sharing plan covering substantially all full-time employees. The Company currently matches 100% of the first 3% of each employee’s contributions and 50% of the next 2% of each employee’s contributions, each plan year. The Company may also make discretionary contributions based on profits. The Company’s contributions to this plan included in noninterest expense totaled $2.1 million, $1.9 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Employee Stock Purchase Plan – The Company maintains an employee stock purchase under the Shore Bancshares, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides (i) for four offering periods each year and (ii) that the purchase price for shares of the Company’s common stock purchased under the ESPP will be 15% of the lesser of the fair market value of the Company’s common stock on the purchase date or the fair market value of the Company’s common stock on the first day of the offering period. Notwithstanding the foregoing, the compensation committee of the Company’s board of directors may exercise its discretion, subject to certain conditions, to make changes to certain aspects of the ESPP. Participating eligible employees select a rate of payroll deduction of their salary or wage compensation received from the Company as in effect at the start of the offering period, with the aggregate purchase limited to a maximum fair market value of $25,000 per employee per year. Participation in the ESPP began on July 1, 2025 with the number of shares authorized for issuance fixed at 250,000. The ESPP is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code.
During the year ended December 31, 2025, an aggregate of 10,793 shares of the Company’s common stock were issued in accordance with the ESPP. Net proceeds from the issuance of these shares were $142 thousand for the year ended December 31, 2025. As of December 31, 2025, 239,207 shares remained available for purchase under the ESPP.
Employee Stock Ownership Plan – Prior to the closing of the acquisition of TCFC during 2023, TCFC paid into its Employee Stock Ownership Plan (“ESOP”) and adopted resolutions to (i) terminate the ESOP and (ii) provide for full vesting of all account balances in the ESOP. In 2025, the Company received a favorable determination letter from the Internal Revenue Service approving the termination of the ESOP. During 2025, all remaining ESOP assets were distributed to participants in accordance with applicable plan and regulatory requirements.

Note 10 – Stock-Based Compensation
At the Company’s 2025 annual meeting, stockholders approved the Shore Bancshares, Inc. 2025 Equity Incentive Plan (the “2025 Equity Plan”), which replaced the Shore Bancshares, Inc. 2016 Stock and Incentive Plan (“2016 Equity Plan”). Although the 2016 Equity Plan was scheduled to expire in 2026, the Company adopted the 2025 Equity Plan in 2025 due to an insufficient number of shares remaining under the 2016 Equity Plan to permit the company to continue granting equity awards through its expected term. No further awards will be granted under the 2016 Equity Plan, although awards previously granted under the 2016 Equity Plan remain outstanding and continue to be governed by the original terms of the 2016 Equity Plan.
Under the 2025 Equity Plan, the Company may issue incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and performance stock units. Restricted stock units granted to employees vest in equal installments over a three-year period. Restricted stock units granted to directors vest on the first anniversary of the grant date. Performance stock units vest upon achievement of pre‑established performance targets over a three‑year performance period. Stock‑based compensation expense is measured based on the grant‑date fair value of the awards and is recognized ratably over the requisite service period, with forfeitures recognized as they occur. In connection with the adoption of the 2025 Equity Plan, an additional 1,000,000 shares of common stock were reserved for issuance. Together with the 73,967 shares of common stock that remained available for grant under the 2016 Equity Plan, the 2025 Equity Plan provides for an aggregate share reserve of 1,073,967 shares of common stock. As of December 31, 2025, a total of 992,641 shares remained available for future grants under the 2025 Equity Plan. The recipients of restricted stock units do not have any stockholder rights, including voting, dividend, or liquidation rights, with respect to the shares underlying awarded restricted stock units, until the recipient becomes the record holder of those shares.
The Company assumed 3,977 shares of restricted stock and 90,783 restricted stock units at a fair value of $11.56 per share as a result of the merger with TCFC. The vesting period for the outstanding restricted stock grants is between three to five years. The vesting period for restricted stock units is between one to three years.
The following table presents stock-based compensation expense included in the consolidated statements of income for each of the periods indicated.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Stock-based compensation expense	$1,890	$1,730	$1,174
The following table presents the total stock-based compensation expense related to unvested awards that has not yet been recognized as of December 31, 2025 and the weighted-average period over which the expense will be recognized.

	At December 31, 2025
($ in thousands)	Restricted Stock	Restricted Stock Units	Performance Stock Units
Unrecognized stock-based compensation expense	$1	$1,770	$784
Weighted-average period unrecognized expense is expected to be recognized	0.2 years	1.5 years	1.9 years
The following table summarizes the Company’s restricted stock, restricted stock unit and performance stock unit activity for the year ended December 31, 2025.

	Restricted Stock		Restricted Stock Units		Performance Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Outstanding at December 31, 2024	51,610	$11.42	135,104	$11.46	43,651	$11.32
Granted	4,480	15.62	133,866	15.57	59,179	15.15
Vested	(51,610)	11.39	(86,320)	11.57	—	—
Forfeited	(1,305)	15.62	(6,244)	13.59	(8,784)	13.30
Outstanding at December 31, 2025	3,175	16.01	176,406	14.45	94,046	13.55
The fair value of restricted stock awards that vested during the years ended December 31, 2025, 2024 and 2023 was $749 thousand, $588 thousand, and $615 thousand, respectively. The fair value of restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $1.4 million, $914 thousand and $178 thousand, respectively. No performance stock unit awards vested during the years ended December 31, 2025, 2024 and 2023.

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
The following table provides information pertaining to the carrying amounts of the Company’s derivative financial instruments as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
($ in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset – IRLCs	$6,172	$91	$7,527	$113
Asset – TBA securities	9,750	11	22,100	164
Liability – IRLCs	193	1	—	—
Liability – TBA securities	20,150	59	7,550	23
Note 12 – Deferred Compensation
The Company has multiple deferred compensation agreements with current and former employees. The Deferred Compensation Plan is reserved for members of management and highly compensated employees of the Company and the Bank. The Deferred Compensation Plan permits a participant to elect, each year, to defer receipt of up to 50% of their salary and up to 100% of their bonus to be earned in the following year. The deferred amounts are credited to an account maintained on behalf of the participant and are invested at the discretion of each participant in certain deemed investment options. The actual investments purchased are owned by the Company and held in a Rabbi Trust. The accounts of the Rabbi Trust are consolidated and the investments are included in other assets on the consolidated balance sheets. The Company may also make discretionary contributions for certain participants. A participant is fully vested at all times in the amounts that they elect to defer. Any contributions made by the Company are subject to vesting over a three-year period.
The following table provides information on employer contributions and participant deferrals to the Deferred Compensation Plan and the related deferred compensation liability for the periods presented.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Employer contributions	$218	$140	$52
Participant elective deferrals	287	276	273
Deferred compensation liability	1,812	1,506	1,576
The Company maintains supplemental executive retirement plans (“SERPs”) for certain current and former executive officers of the Company, CBTC and Severn. The related liability is unfunded; however, bank-owned life insurance was purchased to offset the benefit costs. The following table provides information on the expense recognized during the years ended December 31, 2025, 2024 and 2023, as well as the balance of the unfunded SERP liability and the cash surrender value of policies purchased to offset the SERP benefit costs as of December 31, 2025, 2024 and 2023. The unfunded SERP liability and cash surrender value were included on the consolidated balance sheets in other liabilities and other assets, respectively.

($ in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Cash surrender value	$102,150	$100,517	$98,140
Deferred compensation liability – SERP	13,576	13,349	12,869
SERP expense	1,166	1,050	1,405
In 2016, the Company assumed agreements held by the former Centreville National Bank (“CNB”) under which its former directors had elected to defer part of their fees and compensation while serving on the former board of CNB. The amounts deferred were invested in insurance policies on the lives of the respective individuals. Amounts available under the policies are to be paid to the individuals as retirement benefits over future years.
The following table includes information on the deferred compensation liability and cash surrender value as of December 31, 2025 and 2024.

($ in thousands)	December 31, 2025	December 31, 2024
Deferred compensation liability	$200	$331
Cash surrender value	1,547	2,257
Note 13 – Accumulated Other Comprehensive Loss
The Company records unrealized holding gains (losses), net of tax, on AFS securities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023.

	Year Ended
($ in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Beginning of period	$(7,545)	$(7,494)	$(9,021)
Other comprehensive income (loss), net of tax	2,952	(51)	1,527
End of period	$(4,593)	$(7,545)	$(7,494)
Note 14 – Income Taxes
In its most recently filed tax year, the Company filed income tax returns in the United States federal jurisdiction and the State of Maryland. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2022.
The following table provides information on the components of income tax expense from continuing operations for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Current income tax expense:
Federal	$13,870	$4,264	$172
State	4,357	1,681	63
Total current income tax expense	18,227	5,945	235
Deferred income tax expense:
Federal	536	6,570	1,692
State	386	2,300	1,029
Total deferred income tax expense	922	8,870	2,721
Total income tax expense	$19,149	$14,815	$2,956
The Company did not have pre-tax income from continuing foreign operations or foreign tax expense during the years ended December 31, 2025, 2024 and 2023.

The following table provides a reconciliation of tax computed at the statutory federal tax rate and the recorded tax expense (in dollars and percentages) for the year ended December 31, 2025, under the provisions of ASU No. 2023-09.

	Year Ended December 31, 2025
($ in thousands)	Amount	Percent
Tax at federal statutory rate	$16,518	21.0%
State and local income taxes, net of federal tax benefits(1)	3,746	4.7
Tax credits
Low-income housing(2)	(21)	—
Nontaxable or nondeductible items
Appreciation in cash surrender value of life insurance	(821)	(1.1)
Other	(273)	(0.3)
Actual income tax	$19,149	24.4%
_________________________________
(1)State taxes in Maryland comprised the majority of the tax effect in this category.
(2)Includes proportional amortization of low income tax credit and other tax benefits.

The following table provides a reconciliation of tax computed at the statutory federal tax rate and the recorded tax expense (in percentages) for the years ended December 31, 2024 and 2023, prior to the adoption of ASU No. 2023-09.

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
Tax effect of:
Tax-exempt income	(1.4)	(3.6)
State and local income taxes, net of federal tax benefits	5.4	6.1
Bargain purchase gain	—	(13.1)
Nondeductible compensation costs	0.1	3.9
Nondeductible merger-related expenses	—	2.6
Other	0.1	3.9
Actual income tax	25.2%	20.8%
During the year ended December 31, 2025, the Company made payments to tax authorities for income taxes as set forth in the table below.

($ in thousands)	2025
Federal	$13,050
State and local:
Maryland	2,020
Total taxes paid	$15,070

The following table provides information on significant components of the Company’s deferred tax assets and liabilities attributable to continuing operations as of December 31, 2025 and 2024.

	December 31,
($ in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$15,035	$14,888
Valuation adjustments on OREO and repossessed assets	217	—
Nonaccrual loan interest	691	578
Lease liabilities	2,813	3,035
Deferred compensation	4,084	4,078
State net operating losses	2,834	2,066
Deferred loan fees	2,204	2,078
Acquisition fair value adjustments	20,628	24,988
Unrealized losses on available for sale securities	1,734	2,844
Other	1,432	1,233
Total deferred tax assets	$51,672	$55,788

Deferred tax liabilities:
Depreciation	$4,042	$4,115
Right-of-use assets	2,685	2,918
Mortgage servicing rights	1,312	1,505
Acquisition fair value adjustments	826	1,651
Intangibles	9,299	11,223
Other	886	575
Total deferred tax liabilities	19,050	21,987
Less: valuation allowance	(2,797)	(1,944)
Net deferred tax assets	$29,825	$31,857
Management of the Company has determined that a full valuation allowance is required for Shore Bancshares’ and the Title Company’s state deferred tax assets, largely associated with their state net operating losses. As both entities file income tax returns in the state of Maryland on separate entity basis and do not expect to have taxable income in that jurisdiction, it is more likely than not that their state deferred tax assets will not be realized. This valuation allowance increased from $1.9 million to $2.8 million during the year ended December 31, 2025. Based on the Company’s analysis, no other valuation allowances have been recorded as the Company believes it will have sufficient future taxable income to realize its remaining federal and state deferred tax assets.
The Company has analyzed the tax positions taken or expected to be taken in its income tax returns for the periods ending December 31, 2025 and 2024, and has recorded no liabilities related to uncertain tax positions in accordance with the applicable guidance in ASC 740, Income Taxes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act and the restoration of favorable tax treatment for certain business tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others being phased in through 2027. Through December 31, 2025, the OBBBA had not materially impacted the Company’s income taxes; however, the Company continues to evaluate the effect the OBBBA will have on the Company's consolidated financial condition and results of operations.
Note 15 – Regulatory Capital Requirements
Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of common equity Tier 1 (“CET1”), Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (leverage ratio). As of December 31, 2025 and 2024, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of December 31, 2025, the most recent notification from the Bank’s primary regulator categorized the Bank, as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as “well-capitalized,” the Bank must maintain minimum CET1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are outlined in the table below.
The following table presents the capital amounts and ratios for the Company and the Bank as of December 31, 2025 and 2024.

	December 31, 2025
	Amount	Regulatory Minimum Ratio + Capital Conservation Buffer	To Be Well-Capitalized Under Prompt Corrective Action Regulation(1)
($ in thousands)
Company Amounts
Common Equity Tier 1 Capital	$510,729	$339,680	N/A
Tier 1 Capital	540,897	412,469	N/A
Total Capital	660,451	509,520	N/A
Risk-Weighted Assets	4,852,573	245,172	N/A

Company Ratios
Common Equity Tier 1 Capital to Risk-Weighted Assets (“RWA”)	10.52%	7.00%	N/A
Tier 1 Capital to RWA	11.15	8.50	N/A
Total Capital to RWA	13.61	10.50	N/A
Tier 1 Capital to AA (Leverage)(2)	8.82	4.00	N/A

Bank Amounts
Common Equity Tier 1 Capital	$569,183	$339,125	$314,902
Tier 1 Capital	569,183	411,794	387,571
Total Capital	629,746	508,687	484,464
Risk-Weighted Assets	4,844,639	244,911	306,139

Bank Ratios
Common Equity Tier 1 Capital to RWA	11.75%	7.00%	6.50%
Tier 1 Capital to RWA	11.75	8.50	8.00
Total Capital to RWA	13.00	10.50	10.00
Tier 1 Capital to AA (Leverage)(2)	9.30	4.00	5.00
____________________________________
(1)Applies to the Bank only.
(2)Tier 1 Capital to Average Assets (Leverage) has no capital conservation buffer defined. The PCA well-capitalized threshold is defined as 5.00%.

	December 31, 2024
	Amount	Regulatory Minimum Ratio + Capital Conservation Buffer	To Be Well-Capitalized Under Prompt Corrective Action Regulation(1)
($ in thousands)
Company Amounts
Common Equity Tier 1 Capital	$458,258	$339,679	N/A
Tier 1 Capital	488,105	412,468	N/A
Total Capital	591,228	509,519	N/A
Risk-Weighted Assets	4,852,564	243,350	N/A

Company Ratios
Common Equity Tier 1 Capital to RWA	9.44%	7.00%	N/A
Tier 1 Capital to RWA	10.06	8.50	N/A
Total Capital to RWA	12.18	10.50	N/A
Tier 1 Capital to AA (Leverage)(2)	8.02	4.00	N/A

Bank Amounts
Common Equity Tier 1 Capital	$521,453	$339,633	$315,374
Tier 1 Capital	521,453	412,412	388,152
Total Capital	580,706	509,450	485,190
Risk-Weighted Assets	4,851,903	243,102	303,877

Bank Ratios
Common Equity Tier 1 Capital to RWA	10.75%	7.00%	6.50%
Tier 1 Capital to RWA	10.75	8.50	8.00
Total Capital to RWA	11.97	10.50	10.00
Tier 1 Capital to AA (Leverage)(2)	8.58	4.00	5.00
_________________________________
(1)Applies to the Bank only.
(2)Tier 1 Capital to Average Assets (Leverage) has no capital conservation buffer defined. The PCA well-capitalized threshold is defined as 5.00%.

As of December 31, 2025, both the Company and the Bank satisfied the capital conservation buffer requirements applicable to them. The lowest ratio at the Company is the Tier 1 Capital to RWA, which was 5.15% above the minimum buffer ratio, and the lowest ratio at the Bank was the Total Capital to RWA, which was 5.00% above the minimum buffer ratio.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. As of December 31, 2025, the Bank could pay dividends to the Company to the extent of its current period earnings plus the earnings of the preceding two years, so long as it maintained required capital ratios.

Note 16 – Fair Value Measurements
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
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities on a recurring basis and to determine fair value disclosures. Available for sale securities and equity securities with readily determinable fair values are recorded at fair value on a recurring basis, along with other mortgage-related items identified in the recurring fair value table below. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as collateral-dependent loans, repossessed assets and OREO (foreclosed assets). These non-recurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
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

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2025
IRLCs – net asset	$90	Market Approach	Range of pull through rate	81% - 100%
			Average pull through rate	98%

($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range
December 31, 2024
IRLCs – net asset	$113	Market Approach	Range of pull through rate	78% - 100%
			Average pull through rate	89%
The following table presents activity in the IRLCs – net asset for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Beginning balance	$113	$110	$28
Valuation adjustment	(23)	3	82
Ending balance	$90	$113	$110
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

The following tables present the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2025 and 2024. No assets were transferred from one hierarchy level to another during the years ended December 31, 2025 or 2024.

($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Assets:
Available for sale securities:
U.S. government agency securities	$20,616	$—	$20,616	$—
Mortgage-backed securities	195,027	—	195,027	—
Other debt securities	4,715	—	4,715	—
Total available for sale securities	220,358	—	220,358	—

Equity securities	6,186	—	6,186	—

TBA forward trades	11	—	11	—
Loans held for sale	32,540	—	32,540	—
IRLCs	91	—	—	91
Total assets at fair value	$259,186	$—	$259,095	$91

Liabilities:
IRLCs	$1	$—	$—	$1
TBA forward trades	59	—	59	—
Total liabilities at fair value	$60	$—	$59	$1

($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Assets:
Available for sale securities:
U.S. government agency securities	$20,202	$—	$20,202	$—
Mortgage-backed securities	122,384	—	122,384	—
Other debt securities	6,626	—	6,626	—
Total available for sale securities	149,212	—	149,212	—

Equity securities	5,814	—	5,814	—

TBA forward trades	164	—	164	—
Loans held for sale	19,606	—	19,606	—
IRLCs	113	—	—	113
Total assets at fair value	$174,909	$—	$174,796	$113

Liabilities:
TBA forward trades	$23	$—	$23	$—
Total liabilities at fair value	$23	$—	$23	$—

Assets Measured at Fair Value on a Non-recurring Basis
Individually Evaluated Collateral-Dependent Loans
Loans for which repayment is substantially expected to be provided through the operation or sale of collateral are considered collateral dependent and are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, where applicable. Management utilizes various methods to estimate fair value of the collateral including appraisals, discounted cashflow and automated valuation methods. Accordingly, collateral-dependent loans are classified within Level 3 of the fair value hierarchy.
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
Repossessed Assets
All repossessed assets are recorded at lower of the estimated fair value of the properties, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments are recorded to reflect partial write-downs based on current appraised value of an asset. The Company considers any valuation inputs related to repossessed assets to be Level 3 inputs. Fair value adjustments for these assets are recorded in other noninterest expense in the consolidated statements of income.
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
The following tables set forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis as of December 31, 2025 and 2024 that are valued at lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted-Average
December 31, 2025
Non-recurring measurements:

Individually-evaluated collateral dependent loans:
Commercial real estate	$19,696	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	60% - 71% 10%	68% 10%
Residential real estate	520	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	0% 10%	1% 10%
Commercial	—	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	0% 10%	0% 10%
Consumer	—	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	0% 10%	0% 10%
Other real estate owned	113	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
Repossessed assets	2,879	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	60%

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted-Average
December 31, 2024
Nonrecurring measurements:

Individually-evaluated collateral dependent loans:
Commercial real estate	$2,220	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	62% 10%	38% 10%
Residential real estate	817	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	55% - 100% 10%	17% 10%
Commercial	—	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	14% - 100% 10%	0% 10%
Consumer	624	Appraisal of collateral(1)	Appraisal adjustment(2) Liquidation expense(2)	80% - 86% 10%	15% 10%
Other real estate owned	179	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
Repossessed assets	3,315	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	39%
Assets held for sale	900	Appraisal of collateral(1)	Appraisal adjustment(2)	N/A	0%
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

Note 17 – Fair Value of Financial Instruments
Financial instruments require disclosure of fair value information, whether or not recognized in the consolidated balance sheets, when it is practical to estimate the fair value. A financial instrument is defined as cash, evidence of an ownership interest in an entity or a contractual obligation which requires the exchange of cash. Certain items are specifically excluded from the financial instrument fair value disclosure requirements, including the Company’s common stock, OREO, repossessed assets, premises and equipment and other assets and liabilities.
The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments as of December 31, 2025 and 2024. Fair values for December 31, 2025 and 2024 were estimated using an exit price notion.

December 31, 2025	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$355,566	$355,566	$355,566	$—	$—
Available for sale securities	220,358	220,358	—	220,358	—
Held to maturity securities	414,827	378,116	—	378,116	—
Equity securities	6,186	6,186	—	6,186	—
Restricted securities	17,989	N/A	—	N/A	—
Loans held for sale	32,540	32,540	—	32,540	—
TBA securities	11	11	—	11	—
Loans held for investment, at amortized cost, net	4,841,466	4,767,143	—	—	4,767,143
Mortgage servicing rights	5,142	5,861	—	5,861	—
Accrued interest receivable	18,551	18,551	—	18,551	—
IRLCs	91	91	—	—	91

Liabilities
Deposits:
Noninterest-bearing	$1,587,953	$1,587,953	$—	$1,587,953	$—
Interest-bearing checking	852,585	852,585	—	852,585	—
Money market and savings	1,814,928	1,814,928	—	1,814,928	—
Time deposits	1,267,487	1,265,740	—	1,265,740	—
Brokered deposits	10,911	10,923	—	10,923	—
FHLB advances	—	—	—	—	—
TRUPS	30,168	29,586	—	29,586	—
Subordinated debt	58,893	58,064	—	58,064	—
TBA Securities	59	59	—	59	—
Accrued interest payable	2,977	2,977	—	2,977	—
IRLCs	1	1	—	—	1

December 31, 2024	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$459,851	$459,851	$459,851	$—	$—
Available for sale securities	149,212	149,212	—	149,212	—
Held to maturity securities	481,077	424,734	—	424,734	—
Equity securities	5,814	5,814	—	5,814	—
Restricted securities	20,253	20,253	—	20,253	—
Loans held for sale	19,606	19,606	—	19,606	—
TBA securities	164	164	—	164	—
Loans held for investment, at amortized cost, net	4,714,078	4,561,449	—	—	4,561,449
Mortgage servicing rights	5,874	5,874	—	5,874	—
Accrued interest receivable	19,570	19,570	—	19,570	—
IRLCs	113	113	—	—	113

Liabilities
Deposits:
Noninterest-bearing	$1,562,815	$1,562,815	$—	$1,562,815	$—
Interest bearing checking	978,076	978,076	—	978,076	—
Money market and savings	1,805,884	1,805,884	—	1,805,884	—
Time deposits	1,181,561	1,179,716	—	1,179,716	—
Brokered deposits	—	—	—	—	—
FHLB advances	50,000	50,201	—	50,201	—
TRUPS	29,847	27,952	—	27,952	—
Subordinated debt	43,870	43,669	—	43,669	—
TBA securities	23	23	—	23	—
Accrued interest payable	3,398	3,398	—	3,398	—
Note 18 – Commitments and Contingencies
In the normal course of business, to meet the financial needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. Commitments to make loans are generally made for a period of 90 days or less.

The following table provides information on commitments outstanding as of December 31, 2025 and 2024.

($ in thousands)	December 31, 2025	December 31, 2024
Commitments to extend credit
Fixed	$209,737	$261,794
Variable	503,713	497,686
Total commitments to extend credit	$713,450	$759,480

Letters of credit
Fixed	$6,495	$8,980
Variable	17,830	18,981
Total letters of credit	$24,325	$27,961

Total commitments outstanding	$737,775	$787,441
The Company had a reserve for off-balance sheet credit exposures of $2.0 million and $1.1 million as of December 31, 2025 and 2024, respectively. The reserve was estimated based on current expected credit losses to be experienced by the Company. Losses are charged against the allowance when management believes the required funding of these exposures is uncollectible. While this evaluation is completed on a regular basis, it is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
In the normal course of business, the Company may become involved in litigation arising from banking, financial and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results or liquidity.
Note 19 – Related Party Transactions
In the normal course of banking business, loans are made to officers, directors and their affiliated interests. These loans are made on substantially the same terms and conditions as those prevailing at the time for comparable transactions with persons who are not related to the Company and are not considered to involve more than the normal risk of collectability. As of December 31, 2025 and 2024, such loans outstanding, both direct and indirect (including guarantees), to directors, their associates and policy-making officers, totaled approximately $45.1 million and $54.3 million, respectively. During the years ended December 31, 2025 and 2024, loan additions were approximately $4.4 million and $8.2 million, respectively, and loan repayments and no longer reportable loans were approximately $18.5 million and $7.3 million, respectively. The Company held both direct and indirect deposit accounts on behalf of its executive officers, directors, their associates, and policy‑making officers. None of the related‑party deposit accounts were overdrawn, and the Bank did not maintain any compensating balance arrangements for these related parties during the years ended December 31, 2025 and 2024.
The Company leases a portion of one of its facilities to a law firm in which the Chairman of the Board of the Company and the Bank is a partner. In January 2022, the lease entered the final five-year renewal option under the leasing agreement. The total rent payments received were $324 thousand, $318 thousand and $311 thousand for the years ended December 31, 2025, 2024 and 2023. The law firm also reimburses the Company for its share of common area maintenance and utilities. In addition, the law firm represents the Company and the Bank in certain legal matters.
The Company leases its Fredericksburg, Virginia lending center from an entity in which director Michael B. Adams is a 25% owner and managing member. The current lease term expires on November 30, 2028. Shore United Bank paid this entity $108 thousand, $105 thousand and $51 thousand during the years ended December 31, 2025, 2024 and 2023, respectively. Mr. Adams is also the 100% owner and president of an entity to which the Company pays monthly fees in connection with common area maintenance for the Virginia lending center. The Company paid this entity $12 thousand, $12 thousand and $6 thousand during the years ended December 31, 2025, 2024 and 2023, respectively.
Consulting Agreement
On October 31, 2021, Shore United Bank entered into a Consulting Agreement with Alan J. Hyatt in connection with the company’s acquisition of Severn Bancorp, Inc., of which Mr. Hyatt was the Chairman, President and Chief Executive Officer. Under the terms of the Consulting Agreement, which terminates on October 31, 2026, Mr. Hyatt provides consulting services consisting of assisting us in business introductions, business development calls and business referrals; attending community functions sponsored by us; and assisting in any other matters or duties management may request. In consideration of the consulting services, Mr. Hyatt receives an annual fee of $150 thousand payable in equal monthly installments.

Note 20 – Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
($ in thousands, except per share data)	2025	2024	2023
Net income	$59,506	$43,889	$11,228

Average number of common shares outstanding	33,392,817	33,267,328	26,572,217
Dilutive effect of common stock equivalents	14,338	17,828	1,893
Average number of common shares used to calculate diluted EPS	33,407,155	33,285,156	26,574,110

Anti-dilutive shares	—	—	—

Basic net income per common share	$1.78	$1.32	$0.42
Diluted net income per common share	$1.78	$1.32	$0.42
There were zero anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings per common share for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 21 – Revenue Recognition
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
Trust and Investment Fee Income
Trust and investment fee income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time, and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives.
Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Other Noninterest Income
Other noninterest income consists of fees, exchange, other service charges, safety deposit box rental fees, and other miscellaneous revenue streams. Fees and other service charges are primarily comprised of debit and credit card income, automated teller machine (“ATM”) fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Mastercard and Visa. ATM fees are primarily generated when a Company cardholder uses a third-party ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment.
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
($ in thousands)	2025	2024	2023
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$6,295	$6,149	$5,501
Trust and investment fee income	3,705	3,367	3,608
Interchange income	7,085	6,741	5,714
Other noninterest income	3,768	4,653	3,512
Noninterest income (in-scope of Topic 606)	20,853	20,910	18,335
Noninterest income (out-of-scope of Topic 606)	11,835	10,237	14,824
Total noninterest income	$32,688	$31,147	$33,159
Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2025 and 2024, the Company did not have any significant contract balances.

Note 22 – Parent Company Financial Information
The following tables provide condensed financial information for Shore Bancshares, Inc. (Parent Company only).
SHORE BANCSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

($ in thousands)	December 31, 2025	December 31, 2024
ASSETS
Cash	$21,654	$5,257
Investment in subsidiaries	648,599	605,286
Other assets	11,885	9,289
TOTAL ASSETS	$682,138	$619,832

LIABILITIES
Accrued interest payable	$839	$1,027
Deferred tax liability	140	251
Other liabilities	2,225	3,771
Long-term debt	89,061	73,717
TOTAL LIABILITIES	92,265	78,766
STOCKHOLDERS’ EQUITY
Common stock	334	333
Additional paid-in capital	360,554	358,112
Retained earnings	233,578	190,166
Accumulated other comprehensive loss	(4,593)	(7,545)
TOTAL STOCKHOLDERS’ EQUITY	589,873	541,066
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$682,138	$619,832

SHORE BANCSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
($ in thousands)	2025	2024	2023
INCOME
Dividends from subsidiaries	$26,000	$17,000	$22,000
Company owned life insurance income	184	206	141
Bargain purchase gain	—	—	8,816
TOTAL INCOME	26,184	17,206	30,957

EXPENSES
Interest expense	6,359	5,768	4,454
Salaries and employee benefits	408	598	358
Legal and professional fees, including merger expenses	1,929	1,636	5,164
Other operating expenses	890	1,032	776
TOTAL EXPENSES	9,586	9,034	10,752

Income before income tax benefit and equity (deficit) in undistributed net income of subsidiaries	16,598	8,172	20,205
Income tax benefit	(2,047)	(1,678)	(1,557)
Income before equity (deficit) in undistributed net income of subsidiaries	18,645	9,850	21,762
Equity (deficit) in undistributed net income of subsidiaries	40,861	34,039	(10,534)
NET INCOME	$59,506	$43,889	$11,228

SHORE BANCSHARES, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
($ in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,506	$43,889	$11,228
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(40,861)	(34,039)	10,534
Bargain purchase gain	—	—	(8,816)
Amortization of debt issuance costs	119	122	122
Stock-based compensation expense	1,890	1,730	1,174
Company owned life insurance income	(183)	(208)	(141)
Acquisition accounting adjustments	865	926	557
Net increase in other assets	(2,104)	(957)	(1,267)
Net (decrease) increase in other liabilities	(1,374)	2,284	(682)
Net cash provided by operating activities	17,858	13,747	12,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of company owned life insurance	(309)	(198)	(249)
Return of subsidiary investment	500	—	—
Cash acquired in the acquisition of TCFC, net of cash paid	—	—	88
Net cash used in investing activities	191	(198)	(161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of subordinated debt, net of issuance costs	58,860	—	—
Redemption of subordinated debt	(44,500)	—	—
Common stock dividends paid	(16,094)	(16,013)	(12,733)
Issuance of common stock	82	376	385
Net cash used in financing activities	(1,652)	(15,637)	(12,348)

Net increase (decrease) in cash and cash equivalents	16,397	(2,088)	200
Cash and cash equivalents at beginning of year	5,257	7,345	7,145
Cash and cash equivalents at end of year	$21,654	$5,257	$7,345

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as define Exchange Act Rules 13a-15(f) and 15d-15(f)) as of December 31, 2025. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as of December 31, 2025 were effective.
Management’s annual report on internal control over financial reporting is located on page 55 of this report.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. Our Code of Ethics is available on our corporate website at www.shorebancshares.com under the “Governance Documents” link. If we make any substantive amendments to the Code of Ethics or grant any waiver that applies to one of our senior financial officers or a member of the Board, we will disclose the nature of the amendments or waiver on our website or in a current report on Form 8-K.
The Company has adopted an insider trading policy applicable to its directors, officers and employees governing the purchase, sale and other dispositions of the Company’s securities. The Company believes that the insider trading policy is reasonably designed to promote compliance with applicable U.S. federal securities laws and the listing standards of the Nasdaq Stock Market relating to insider trading. The insider trading policy is filed as Exhibit 19 to this report.
The information required by this item and not included herein is incorporated by reference to our definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2025.
Information regarding executive officers is included under the caption “Executive Officers” on page 12 of this report.
Item 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to our Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to our Proxy Statement to be filed with the SEC within 120 days after the end of the Company’s fiscal year.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to our Proxy Statement, which will be filed with the SEC within 120 days after the end of the Company’s fiscal year.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1), (2) and (c) Financial statements and schedules:
(a)(3) and (b) Exhibits required to be filed by Item 601 of Regulation S-K:
The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which index is incorporated herein by reference.
Item 16.    FORM 10-K SUMMARY
None.

EXHIBIT LIST

Exhibit No.	Description	Where Filed
3.1(a)	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on December 14, 2000
3.1(b)	Articles of the Amendment of Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 3, 2023
3.2	Third Amended and Restated By-Laws	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 5, 2024
4.1	Description of Registrant’s Securities	Incorporated by reference to Exhibit 4.1 of the Company’s Form 10-K filed on March 15, 2024
4.2	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Company’s Form S-3 filed on June 25, 2010
10.1(a)*	Shore Bancshares, Inc. 2016 Stock and Incentive Compensation Plan	Incorporated by reference to Appendix A of the Company’s 2016 definitive proxy statement filed on March 15, 2016
10.1(b)*	Form of Restricted Stock Award Agreement under the 2016 Stock and Incentive Compensation Plan	Incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed on March 13, 2020
10.1(c)*	Form of Restricted Stock Units Award under the 2016 Stock and Incentive Compensation Plan	Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed on March 13, 2020
10.2(a)*	Shore Bancshares, Inc. 2025 Equity Incentive Plan	Incorporated by reference to Appendix A to the Company’s 2025 definitive proxy statement filed on April 15, 2025
10.2(b)*	Form of Time-based Restricted Stock Unit Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-287797)
10.2(c)*	Form of Performance Stock Unit Agreement	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-287797)
10.2(d)*	Form of Restricted Stock Award Agreement	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 333-287797)
10.2(e)*	Form of Restricted Stock Unit Agreement (Director)	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-287797)
10.3(a)*	2019 Deferred Compensation Plan	Incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed on March 13, 2020
10.3(b)*	First Amendment to the Shore Bancshares, Inc. Deferred Compensation Plan	Filed herewith
10.4*	Consulting Agreement, dated as of October 31, 2021, by and between Alan J. Hyatt and Shore United Bank	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 1, 2021
10.5*	The Community Financial Corporation 2015 Equity Compensation Plan (as assumed by the Company effective July 3, 2023)	Incorporated by reference to Appendix A in the Definitive Proxy Statement of The Community Financial Corporation (SEC File No. 001-36094) filed with on March 25, 2015
10.6(a)*	Shore Bancshares, Inc. Change in Control Severance Plan	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 17, 2025
10.6(b)*	Form of Participation Agreement for Change in Control Severance Plan	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 17, 2025
10.7*	Split-dollar Life Insurance Agreement with James M. Burke	Incorporated by reference to Exhibit 10.38 to the Form 10-K of The Community Financial Corporation (SEC File No. 001-36094) filed on March 10, 2016
10.8*	Salary Continuation Agreement between James M. Burke and Community Bank of the Chesapeake, dated August 21, 2006, and amended and restated in its entirety on April 30, 2018	Incorporated by reference to Exhibit 10.10 to the Form 10-Q of The Community Financial Corporation (SEC File No. 001-36094) filed on May 10, 2018

Exhibit No.	Description	Where Filed
10.9*
Amended and Restated Supplemental Executive Retirement Plan Agreement, dated January 1, 2011, First Amendment to the Supplemental Executive Retirement Plan dated January 1, 2011, and amended and restated on April 30, 2018, with James M. Burke
Incorporated by reference to Exhibit 10.15 to the Form 10-Q of The Community Financial Corporation (SEC File No. 001-36094) filed on May 10, 2018
10.10*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014, as amended and restated on April 30, 2018, with James M. Burke	Incorporated by reference to Exhibit 10.20 to the Form 10-Q of The Community Financial Corporation (SEC File No. 001-36094) filed on May 10, 2018
10.11*	Amended and Restated Supplemental Executive Retirement Plan agreement, dated November 1, 2014, as amended and restated on April 30, 2018, with Christy Lombardi	Incorporated by reference to Exhibit 10.23 to the Form 10-Q of The Community Financial Corporation (SEC File No. 001-36094) filed on May 10, 2018
10.12(a)*	Supplemental Executive Retirement Plan for Donna J. Stevens	Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 25, 2019
10.12(b)*	First Amendment to Supplemental Executive Retirement Plan for Donna J. Stevens	Incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K filed on March 10, 2025
10.13*	Split Dollar Life Insurance Agreement with Donna J. Stevens dated August 26, 2019	Filed herewith
10.14*	Endorsement Method Split Dollar Plan Agreement 2014 with Christy Lombardi	Filed herewith
10.15*	Endorsement Method Split Dollar Plan Agreement with Christy Lombardi	Filed herewith
19	Insider Trading Policy	Filed herewith
21	Subsidiaries of the Company (included in the “BUSINESS—General” section of Item 1 of Part I of this Annual Report on Form 10-K)
23.1	Consent of Crowe LLP	Filed herewith
23.2	Consent of Yount, Hyde & Barbour, P.C.	Filed herewith
31.1	Certifications of the PEO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)	Filed herewith
31.2	Certifications of the PFO pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)	Filed herewith
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith)	Filed herewith
97	Shore Bancshares, Inc. Clawback Policy	Incorporated by reference to Exhibit 97.0 of the Company’s Form 10-K filed on March 15, 2024
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________________________
*Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: March 2, 2026	By:	/s/ James M. Burke
James M. Burke
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James M. Burke	/s/ David S. Jones
James M. Burke	David S. Jones, Director
Director, President, and Chief Executive Officer	March 2, 2026
(Principal Executive Officer)
March 2, 2026	/s/ Clyde V. Kelly, III
Clyde V. Kelly, III, Director
/s/Charles S. Cullum	March 2, 2026
Charles S. Cullum
Executive Vice President & Chief Financial Officer	/s/ John A. Lamon, III
(Principal Financial Officer)	John A. Lamon, Director
March 2, 2026	March 2, 2026

/s/ Alan J. Hyatt	/s/ Rebecca Middleton McDonald
Alan J. Hyatt, Chairman of the Board	Rebecca Middleton McDonald, CPA, Director
March 2, 2026	March 2, 2026

/s/ Austin J. Slater, Jr.
Austin J. Slater, Jr., Vice Chair & Lead Independent Director	David W. Moore, Director
March 2, 2026
March 2, 2026

/s/ Michael B. Adams	/s/ E. Larry Sanders, III
Michael B. Adams, Director	E. Larry Sanders, III, Director
March 2, 2026	March 2, 2026

/s/ R. Michael Clemmer, Jr.	/s/ Esther A. Streete
R. Michael Clemmer, Jr., Director	Esther A. Streete, Director
March 2, 2026	March 2, 2026

/s/ William E. Esham, III	/s/ Konrad M. Wayson
William E. Esham, Director	Konrad M. Wayson, Director
March 2, 2026	March 2, 2026

/s/ Louis P. Jenkins, Jr.	/s/ Dawn M. Willey
Louis P. Jenkins, Jr., Director	Dawn M. Willey, Director
March 2, 2026	March 2, 2026