Form 10-Q
period 2026-03-31
SHORE BANCSHARES INC
filed 2026-05-04
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of April 30, 2026 was 33,455,931.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and due from banks	$44,054	$50,164
Interest-bearing deposits with other banks	296,768	305,402
Cash and cash equivalents	340,822	355,566
Investment securities:
Available for sale, at fair value (amortized cost of $271,276 and $226,677 at March 31, 2026 and December 31, 2025, respectively)	264,026	220,358
Held to maturity, net of allowance for credit losses of $81 and $99 (fair value of $356,390 and $378,116 at March 31, 2026 and December 31, 2025, respectively)	393,615	414,827
Equity securities, at fair value	6,195	6,186
Restricted securities, at cost	18,003	17,989
Loans held for sale, at fair value	24,034	32,540
Loans held for investment	4,848,030	4,900,302
Less: allowance for credit losses	(58,481)	(58,836)
Loans, net	4,789,549	4,841,466

Premises and equipment, net	80,137	80,168
Goodwill	63,266	63,266
Other intangible assets, net	27,742	29,722
Right-of-use assets	10,102	10,523
Cash surrender value on life insurance	106,684	105,839
Accrued interest receivable	20,676	18,551
Deferred income taxes	29,752	29,825
Other assets	31,460	31,992
TOTAL ASSETS	$6,206,063	$6,258,818

LIABILITIES
Deposits:
Noninterest-bearing	$1,567,425	$1,587,953
Interest-bearing checking	812,847	852,585
Money market and savings	1,795,619	1,814,928
Time deposits	1,274,766	1,267,487
Brokered deposits	10,963	10,911
Total deposits	5,461,620	5,533,864
Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”), net	30,247	30,168
Subordinated debt, net	58,782	58,893
Total borrowings	89,029	89,061
Lease liabilities	10,608	11,027
Other liabilities	42,092	34,993
TOTAL LIABILITIES	5,603,349	5,668,945
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; shares authorized 50,000,000; shares issued and outstanding 33,451,063 and 33,413,503 at March 31, 2026 and December 31, 2025, respectively	335	334
Additional paid-in capital	361,013	360,554
Retained earnings	246,636	233,578
Accumulated other comprehensive loss	(5,270)	(4,593)
TOTAL STOCKHOLDERS’ EQUITY	602,714	589,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,206,063	$6,258,818
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2026	2025
INTEREST INCOME
Interest on loans	$70,814	$67,516
Interest and dividends on taxable investment securities	5,114	5,001
Interest and dividends on tax-exempt investment securities	6	6
Interest on deposits with other banks	2,458	3,409
Total interest income	78,392	75,932

INTEREST EXPENSE
Interest on deposits	24,264	28,070
Interest on short-term borrowings	—	598
Interest on long-term borrowings	1,573	1,366
Total interest expense	25,837	30,034

NET INTEREST INCOME	52,555	45,898
Provision for credit losses	85	1,028
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	52,470	44,870

NONINTEREST INCOME
Service charges on deposit accounts	1,596	1,514
Trust and investment fee income	1,137	823
Mortgage banking revenue	1,450	1,240
Interchange credits	1,698	1,577
Other noninterest income	1,363	1,980
Total noninterest income	7,244	7,134

NONINTEREST EXPENSE
Salaries and employee benefits	19,639	16,440
Occupancy expense	2,567	2,538
Furniture and equipment expense	855	853
Software and data processing	5,140	4,691
Amortization of other intangible assets	1,980	2,278
Legal and professional fees	1,605	1,613
FDIC insurance premium expense	995	1,091
Marketing and advertising	311	254
Fraud losses	111	105
Other noninterest expense	3,853	3,884
Total noninterest expense	37,056	33,747

Income before income taxes	22,658	18,257
Income tax expense	5,570	4,493
NET INCOME	$17,088	$13,764

Basic net income per common share	$0.51	$0.41
Diluted net income per common share	$0.51	$0.41
Dividends paid per common share	$0.12	$0.12
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net income	$17,088	$13,764

Other comprehensive income (loss):
Investment securities:
Unrealized holding (losses) gains on available for sale securities	(931)	1,667
Tax effect	254	(455)
Total other comprehensive (loss) income	(677)	1,212
Comprehensive income	$16,411	$14,976
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

($ in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2025	$334	$360,554	$233,578	$(4,593)	$589,873
Net income	—	—	17,088	—	17,088
Other comprehensive loss	—	—	—	(677)	(677)
Common shares issued for employee stock purchase plan	—	90	—	—	90
Stock-based compensation	1	369	—	—	370
Cash dividends at $0.12 per common share	—	—	(4,030)	—	(4,030)
Balances, March 31, 2026	$335	$361,013	$246,636	$(5,270)	$602,714
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) – Continued

($ in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2024	$333	$358,112	$190,166	$(7,545)	$541,066
Net income	—	—	13,764	—	13,764
Other comprehensive income	—	—	—	1,212	1,212
Stock-based compensation	—	460	—	—	460
Cash dividends at $0.12 per common share	—	—	(4,032)	—	(4,032)
Balances, March 31, 2025	$333	$358,572	$199,898	$(6,333)	$552,470
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
($ in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,088	$13,764
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(4,263)	(3,153)
Provision for credit losses	85	1,028
Depreciation and amortization	3,578	4,077
Net amortization of securities	(69)	36
Amortization of debt issuance costs	72	30
Gain on mortgage loans held for sale	(1,549)	(966)
Loss (gain) on other mortgage loan activity	238	(284)
Proceeds from sale of mortgage loans held for sale	50,845	33,739
Originations of loans held for sale	(41,379)	(29,362)
Stock-based compensation expense	913	511
Deferred income tax expense (benefit)	327	(26)
Loss (gain) on sales and valuation adjustments of repossessed assets	127	94
Loss on valuation adjustments on mortgage servicing rights	159	330
Loss on disposal of fixed assets	—	27
Loss (gain) on disposal of premises held for sale	—	61
Loss (gain) on sales and valuation adjustments on other real estate owned	44	—
Fair value adjustment on equity securities	39	(87)
Bank-owned life insurance income	(33)	(529)
Net changes in:
Accrued interest receivable	(2,125)	(985)
Other assets	587	740
Accrued interest payable	932	(39)
Other liabilities	5,957	777
Net cash provided by operating activities	31,573	19,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of available for sale securities	5,518	3,701
Proceeds from maturities and principal payments of held to maturity securities	21,108	11,388
Purchases of available for sale securities	(49,926)	(31,865)
Purchases of equity securities	(48)	(44)
Purchase of restricted securities	(14)	(158)
Net change in loans	55,093	(2,256)
Purchases of premises and equipment	(1,087)	(1,024)
Proceeds from sales of repossessed assets	82	1,234
Purchases of bank owned life insurance	(316)	(90)
Proceeds from disposal of premises held for sale	—	843
Net cash provided (used in) by investing activities	$30,410	$(18,271)
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – Continued

	Three Months Ended March 31,
($ in thousands)	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	$(20,528)	$2,202
Interest-bearing deposits	(51,716)	(70,527)
Shares withheld as tax payments associated with settlement of restricted stock units	(543)	—
Common stock dividends paid	(4,030)	(4,032)
Issuance of common stock	90	—
Net cash used in financing activities	(76,727)	(72,357)
Net decrease in cash and cash equivalents	(14,744)	(70,845)
Cash and cash equivalents at beginning of period	355,566	459,851
Cash and cash equivalents at end of period	$340,822	$389,006

Supplemental cash flow information:
Interest paid	$24,754	$29,477
Recognition of lease liabilities arising from right-of-use assets	—	915
Transfers from loans to repossessed assets	674	569
Unrealized (losses) gains on available for sale securities	(931)	1,667
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
These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).
Nature of Operations
The Company engages in the banking business through Shore United Bank, N.A. (the “Bank”), a national banking association with locations in Maryland, Delaware and Virginia. The Company’s primary source of revenue is derived from interest earned on commercial, residential mortgage and other loans, and fees charged in connection with lending and other banking services. The Company engages in financial service offerings through Wye Financial Partners, a division of the Bank, and offers corporate trustee services through Wye Trust, a division of the Bank.
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
Recent Accounting Pronouncements
On January 2026, the Company adopted ASU 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expanded the use of the gross‑up method beyond purchased credit‑deteriorated (“PCD”) assets to include purchased seasoned loans (“PSLs”). Under the amended guidance, a non‑PCD loan (excluding credit cards) is considered seasoned if it is acquired in a business combination, or if it is purchased at least 90 days after origination and the acquirer was not involved in the origination of the loan. Qualifying PSLs are recorded at acquisition at their purchase price plus an allowance for expected credit losses, with no corresponding provision for credit losses recognized at acquisition, thereby eliminating the Day 1 provision for credit losses previously required for non‑PCD acquired loans. The early adoption of this guidance did not result in a material impact on the Bank’s/Company’s (consolidated) financial statements at the time of adoption; however, it is expected to reduce income statement volatility in future periods by eliminating Day 1 provisions for credit losses on qualifying acquired loans and improving comparability in acquisition accounting.

Note 2 – Investment Securities
The following tables provide information on the amortized cost and estimated fair values of investment securities as of March 31, 2026 and December 31, 2025.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities(1):
March 31, 2026
U.S. Treasury and government agency securities	$22,092	$—	$1,728	$20,364
Mortgage-backed securities	236,638	195	6,157	230,676
Other debt securities(2)	12,546	440	—	12,986
Total	$271,276	$635	$7,885	$264,026

December 31, 2025
U.S. Treasury and government agency securities	$22,303	$2	$1,689	$20,616
Mortgage-backed securities	200,105	331	5,409	195,027
Other debt securities(2)	4,269	446	—	4,715
Total	$226,677	$779	$7,098	$220,358
____________________________________
(1)No available for sale (“AFS”) securities were sold during the three months ended March 31, 2026 and 2025.
(2)Other debt securities includes corporate and municipal bond obligations of state and political entities.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to maturity securities:
March 31, 2026
U.S. Treasury and government agency securities	$92,514	$—	$4,503	$88,011	$—
Mortgage-backed securities	294,223	123	32,526	261,820	—
Other debt securities(1)	6,959	19	419	6,559	81
Total	$393,696	$142	$37,448	$356,390	$81

December 31, 2025
U.S. Treasury and government agency securities	$104,836	$2	$4,513	$100,325	$—
Mortgage-backed securities	303,129	255	32,167	271,217	—
Other debt securities(1)	6,961	33	420	6,574	99
Total	$414,926	$290	$37,100	$378,116	$99
____________________________________
(1)Other debt securities includes corporate and municipal bond obligations of state and political entities.
Equity securities with aggregate fair values of $6.2 million as of both March 31, 2026 and December 31, 2025, respectively, are presented separately on the consolidated balance sheets. The fair value adjustments recorded through earnings totaled gains of $8 thousand and $131 thousand for the three months ended March 31, 2026 and 2025, respectively.
The following table summarizes the activity in the allowance for credit losses (“ACL”) on held to maturity (“HTM”) securities for the periods presented.

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Balance, beginning of period	$99	$203
Reversal of credit losses, other debt securities	(18)	(25)
Balance, end of period	$81	$178
A reversal of the provision for credit losses of $18 thousand and $25 thousand was recorded on HTM corporate and municipal bonds for the three months ended March 31, 2026 and 2025, respectively.

The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025.

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
Available for sale securities:
U.S. Treasury and government agency securities	$14	$—	$17,808	$1,728	$17,822	$1,728
Mortgage-backed securities	127,521	1,173	63,314	4,984	190,835	6,157
Total	$127,535	$1,173	$81,122	$6,712	$208,657	$7,885

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available for sale securities:
U.S. Treasury and government agency securities	$—	$—	$18,027	$1,689	$18,027	$1,689
Mortgage-backed securities	102,954	531	47,656	4,878	150,610	5,409
Total	$102,954	$531	$65,683	$6,567	$168,637	$7,098
There were 134 AFS debt securities with a fair value below the amortized cost basis, with unrealized losses totaling $7.9 million as of March 31, 2026. The Company concluded that a credit loss does not exist in its AFS securities portfolio as of March 31, 2026, and no impairment loss has been recognized based on the fact that (1) changes in fair value were primarily caused by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more likely than not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All HTM and AFS securities were current with no securities past due or on nonaccrual as of March 31, 2026 and December 31, 2025.
Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were 134 AFS and 167 HTM securities in an unrealized loss position at March 31, 2026. There were 122 AFS and 169 HTM securities in an unrealized loss position at December 31, 2025. Net unrealized losses with respect to the AFS securities totaled $7.3 million and $6.3 million as of March 31, 2026 and December 31, 2025, respectively.

The following table provides information on the amortized cost and estimated fair values of investment securities by contractual maturity date at March 31, 2026.

	Available for Sale		Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,484	$2,484	$23,801	$23,650
Due after one year through five years	21,130	19,557	60,173	57,447
Due after five years through ten years	10,942	11,227	10,457	8,926
Due after ten years	82	82	5,042	4,547
Total non-mortgage-backed securities	$34,638	$33,350	$99,473	$94,570
Mortgage-backed securities	236,638	230,676	294,223	261,820
Total	$271,276	$264,026	$393,696	$356,390
The maturity dates for debt securities are determined using contractual maturity dates. Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations without prepayment penalties.
The Company has securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. At March 31, 2026, the aggregate carrying value of AFS and HTM pledged securities was $71.9 million and $220.6 million, respectively. The comparable amounts for December 31, 2025 were $69.4 million and $218.6 million, respectively.
The following table sets forth the amortized cost and estimated fair values of securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged available for sale securities	$74,643	$71,914	$75,123	$69,369
Pledged held to maturity securities	220,597	198,537	218,556	197,146
There were no obligations of any issuer exceeding 10% of stockholders’ equity at March 31, 2026 or December 31, 2025.
Note 3 – Loans and Allowance for Credit Losses
The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the most significant accounting policies that the Company follows, see Note 1 – “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of the 2025 Annual Report.
The following table provides information about the principal classes of the loan portfolio at March 31, 2026 and December 31, 2025.

($ in thousands)	March 31, 2026	% of Total Loans	December 31, 2025	% of Total Loans
Commercial real estate	$2,599,815	53.62%	$2,643,996	53.95%
Residential real estate	1,425,733	29.41	1,414,964	28.88
Construction	342,835	7.07	344,903	7.04
Commercial	220,833	4.56	226,006	4.61
Consumer	254,478	5.25	265,912	5.43
Credit cards	4,336	0.09	4,521	0.09
Total loans	4,848,030	100.00%	4,900,302	100.00%
Less: allowance for credit losses	(58,481)		(58,836)
Total loans, net	$4,789,549		$4,841,466
Loans are stated at their principal amount outstanding, net of any purchase premiums or discounts, deferred fees, and costs. Included in loans were deferred costs, net of fees, of $3.0 million and $3.1 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, loans included $1.42 billion and $1.49 billion, respectively, of aggregate loans that were acquired as part of the acquisitions of Severn Bancorp, Inc. (“Severn”) and The Community Financial Corporation (“TCFC”). These balances are presented net of the related aggregate discounts, which totaled $73.9 million and $78.2 million at March 31, 2026 and December 31, 2025, respectively.
The following tables provide information on the amortized cost basis of nonaccrual loans by loan class as of March 31, 2026 and December 31, 2025.

($ in thousands)	Nonaccrual With No Allowance For Credit Losses	Nonaccrual With An Allowance For Credit Losses	Total Nonaccrual Loans
March 31, 2026
Nonaccrual loans:
Commercial real estate	$40,989	$11,292	$52,281
Residential real estate	8,116	961	9,077
Construction	161	—	161
Commercial	256	2,586	2,842
Consumer	475	59	534
Credit cards	—	63	63
Total	$49,997	$14,961	$64,958

Interest income	$655	$295	$950

($ in thousands)	Nonaccrual With No Allowance For Credit Losses	Nonaccrual With An Allowance For Credit Losses	Total Nonaccrual Loans
December 31, 2025
Nonaccrual loans:
Commercial real estate	$6,135	$19,498	$25,633
Residential real estate	9,594	544	10,138
Construction	88	—	88
Commercial	2,297	784	3,081
Consumer	898	74	972
Credit cards	—	48	48
Total	$19,012	$20,948	$39,960

Interest income	$285	$363	$648

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
March 31, 2026
Nonaccrual loans:
Commercial real estate	$1,838	$50,443	$52,281
Residential real estate	4,651	4,426	9,077
Construction	161	—	161
Commercial	—	2,842	2,842
Consumer	75	459	534
Credit cards	63	—	63
Total	$6,788	$58,170	$64,958

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
December 31, 2025
Nonaccrual loans:
Commercial real estate	$2,809	$22,824	$25,633
Residential real estate	3,808	6,330	10,138
Construction	88	—	88
Commercial	196	2,885	3,081
Consumer	491	481	972
Credit cards	32	16	48
Total	$7,424	$32,536	$39,960
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
Consumer credit cards are monitored based on a borrower’s payment history. Credit card loans are classified as performing and are typically charged-off no later than 180 days or when, in the opinion of management, the collection of principal or interest is considered doubtful. As of March 31, 2026, there were five credit cards that were evaluated based on economic conditions specific to the loans or borrowers, and were downgraded to substandard and nonperforming.
Loans subject to risk rating are graded on a scale of one to ten.
Ratings 1 through 6 – Pass – Ratings 1 through 6 have asset risks ranging from excellent-low to adequate. The specific rating assigned considers customer history of earnings, cash flows, liquidity, leverage, capitalization, consistency of debt service coverage, the nature and extent of customer relationship and other relevant specific business factors such as the stability of the industry or market area, changes to management, litigation or unexpected events that could have an impact on risks.
Rating 7 – Special Mention – These credits have potential weaknesses due to economic conditions, less than adequate earnings performance or other factors which require the lending officer to direct more than normal attention to the credit. Financing alternatives may be limited and/or command higher risk interest rates. Special mention loan relationships are reviewed at least quarterly.
Rating 8 – Substandard – Substandard assets are assets that are inadequately protected by the sound worth or paying capacity of the borrower or of the collateral pledged. Substandard loans are the first adversely classified loans on the Bank’s watchlist. These assets have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard. The loans may have a delinquent history or combination of weak collateral, weak guarantor or operating losses. When a loan is assigned to this category, the Company may estimate a specific reserve in the credit loss allowance analysis and/or place the loan on nonaccrual. These assets listed may include assets with histories of repossessions or some that are nonperforming bankruptcies. Substandard loan relationships are reviewed at least quarterly.
Rating 9 – Doubtful – Doubtful assets have many of the same characteristics of substandard assets, with the exception that the Company has determined that loss is not only possible but is probable. The amount of loss is not discernible due to factors such as merger, acquisition, or liquidation; a capital injection; a pledge of additional collateral; the sale of assets; or alternative refinancing plans. Credits receiving a doubtful classification are required to be on nonaccrual. Doubtful loan relationships are reviewed at least quarterly.
Rating 10 – Loss – Loss assets are uncollectible or of little value.

The following table provides information on loan risk ratings as of March 31, 2026 and gross charge-offs during the three months ended March 31, 2026.

	Term Loans by Origination Year						Revolving loans	Revolving converted to term loans	Total
($ in thousands)	Prior	2022	2023	2024	2025	2026
March 31, 2026
Commercial real estate
Pass	$1,263,079	$522,428	$218,721	$150,567	$262,491	$19,074	$19,093	$150	$2,455,603
Special mention	28,222	50,924	341	272	—	—	—	—	79,759
Substandard	26,233	16,287	19,723	1,239	621	—	350	—	64,453
Total	$1,317,534	$589,639	$238,785	$152,078	$263,112	$19,074	$19,443	$150	$2,599,815
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$484,287	$272,211	$199,154	$157,905	$123,083	$25,120	$136,107	$40	$1,397,907
Special mention	16,841	191	504	—	—	—	65	—	17,601
Substandard	7,965	715	316	—	110	—	1,119	—	10,225
Total	$509,093	$273,117	$199,974	$157,905	$123,193	$25,120	$137,291	$40	$1,425,733
Gross charge-offs	$(138)	$—	$—	$—	$—	$—	$(4)	$—	$(142)

Construction
Pass	$32,869	$6,929	$27,791	$90,705	$151,703	$17,237	$14,252	$946	$342,432
Special mentions	—	—	—	—	—	—	—	—	—
Substandard	161	—	—	—	242	—	—	—	403
Total	$33,030	$6,929	$27,791	$90,705	$151,945	$17,237	$14,252	$946	$342,835
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$48,218	$17,998	$14,055	$26,743	$34,088	$5,557	$65,685	$1,419	$213,763
Special mention	22	89	95	70	52	—	83	—	411
Substandard	920	661	484	577	18	290	3,709	—	6,659
Total	$49,160	$18,748	$14,634	$27,390	$34,158	$5,847	$69,477	$1,419	$220,833
Gross charge-offs	$(2)	$(37)	$(149)	$—	$—	$—	$(15)	$—	$(203)

Consumer
Pass	$49,914	$83,717	$35,458	$27,786	$44,744	$11,598	$727	$—	$253,944
Special mention	—	—	—	—	—	—	—	—	—
Substandard	8	60	407	—	59	—	—	—	534
Total	$49,922	$83,777	$35,865	$27,786	$44,803	$11,598	$727	$—	$254,478
Gross charge-offs	$(437)	$(362)	$—	$(17)	$(15)	$—	$—	$—	$(831)

Total
Pass	$1,878,367	$903,283	$495,179	$453,706	$616,109	$78,586	$235,864	$2,555	$4,663,649
Special mention	45,085	51,204	940	342	52	—	148	—	97,771
Substandard	35,287	17,723	20,930	1,816	1,050	290	5,178	—	82,274
Total loans by risk category	$1,958,739	$972,210	$517,049	$455,864	$617,211	$78,876	$241,190	$2,555	$4,843,694

Total gross charge-offs	$(577)	$(399)	$(149)	$(17)	$(15)	$—	$(19)	$—	$(1,176)

The following table presents the amortized cost of credit card loans based on performing status and gross charge-offs during the three months ended March 31, 2026. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2022	2023	2024	2025	2026
March 31, 2026
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$4,273	$—	$4,273
Nonperforming	—	—	—	—	—	—	63	—	63
Total	$—	$—	$—	$—	$—	$—	$4,336	$—	$4,336
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(80)	$—	$(80)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$4,336	$—	$4,336

Total gross charge-offs	$(577)	$(399)	$(149)	$(17)	$(15)	$—	$(99)	$—	$(1,256)

Total recorded investment	$1,958,739	$972,210	$517,049	$455,864	$617,211	$78,876	$245,526	$2,555	$4,848,030

The following table provides information on loan risk ratings as of December 31, 2025 and gross charge-offs during the year ended December 31, 2025.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
December 31, 2025
Commercial real estate
Pass	$939,986	$364,719	$556,924	$242,170	$139,929	$265,405	$14,703	$27,136	$2,550,972
Special mention	15,105	2,884	34,014	344	—	—	—	—	52,347
Substandard	20,056	16,806	2,840	—	283	—	692	—	40,677
Total	$975,147	$384,409	$593,778	$242,514	$140,212	$265,405	$15,395	$27,136	$2,643,996
Gross charge-offs	$(109)	$(2,640)	$—	$—	$—	$—	$—	$—	$(2,749)

Residential real estate
Pass	$317,764	$182,198	$275,869	$215,397	$147,517	$114,300	$131,075	$695	$1,384,815
Special mention	3,719	14,777	—	504	—	—	65	—	19,065
Substandard	6,990	2,012	267	330	—	112	1,373	—	11,084
Total	$328,473	$198,987	$276,136	$216,231	$147,517	$114,412	$132,513	$695	$1,414,964
Gross charge-offs	$(5)	$—	$—	$—	$—	$—	$(45)	$—	$(50)

Construction
Pass	$27,094	$7,238	$7,047	$28,868	$108,885	$151,738	$13,070	$632	$344,572
Special mentions	—	—	—	—	—	—	—	—	—
Substandard	88	—	—	—	—	243	—	—	331
Total	$27,182	$7,238	$7,047	$28,868	$108,885	$151,981	$13,070	$632	$344,903
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$23,379	$25,518	$19,739	$14,925	$29,307	$35,202	$70,493	$1,870	$220,433
Special mention	104	27	107	105	76	54	845	—	1,318
Substandard	424	1,055	758	527	—	—	1,318	173	4,255
Total	$23,907	$26,600	$20,604	$15,557	$29,383	$35,256	$72,656	$2,043	$226,006
Gross charge-offs	$(71)	$—	$—	$(329)	$—	$—	$(381)	$(31)	$(812)

Consumer
Pass	$7,954	$45,750	$88,990	$39,576	$31,597	$49,634	$769	$—	$264,270
Special mention	—	—	671	—	—	—	—	—	671
Substandard	1	29	396	445	41	59	—	—	971
Total	$7,955	$45,779	$90,057	$40,021	$31,638	$49,693	$769	$—	$265,912
Gross charge-offs	$(451)	$(99)	$(1,595)	$(646)	$(324)	$—	$(18)	$—	$(3,133)

Total
Pass	$1,316,177	$625,423	$948,569	$540,936	$457,235	$616,279	$230,110	$30,333	$4,765,062
Special mention	18,928	17,688	34,792	953	76	54	910	—	73,401
Substandard	27,559	19,902	4,261	1,302	324	414	3,383	173	57,318
Total loans by risk category	$1,362,664	$663,013	$987,622	$543,191	$457,635	$616,747	$234,403	$30,506	$4,895,781

Total gross charge-offs	$(636)	$(2,739)	$(1,595)	$(975)	$(324)	$—	$(444)	$(31)	$(6,744)

The following table presents the amortized cost of credit card loans based on performing status and gross charge-offs during the year ended December 31, 2025. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
December 31, 2025
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$4,473	$—	$4,473
Nonperforming	—	—	—	—	—	—	48	—	48
Total	$—	$—	$—	$—	$—	$—	$4,521	$—	$4,521
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(535)	$—	$(535)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$4,521	$—	$4,521

Total gross charge-offs	$(636)	$(2,739)	$(1,595)	$(975)	$(324)	$—	$(979)	$(31)	$(7,279)

Total recorded investment	$1,362,664	$663,013	$987,622	$543,191	$457,635	$616,747	$238,924	$30,506	$4,900,302
The following tables provide information on the aging of the Company’s loan portfolio as of March 31, 2026 and December 31, 2025.

($ in thousands)	30‑59 Days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
March 31, 2026
Commercial real estate	$761	$881	$—	$1,183	$655	$3,480	$2,545,892	$50,443	$2,599,815
Residential real estate	2,272	8	—	3,444	1,207	6,931	1,414,376	4,426	1,425,733
Construction	42	—	—	35	126	203	342,632	—	342,835
Commercial	45	—	—	—	—	45	217,946	2,842	220,833
Consumer	239	136	—	—	75	450	253,569	459	254,478
Credit cards	71	11	—	17	46	145	4,191	—	4,336
Total	$3,430	$1,036	$—	$4,679	$2,109	$11,254	$4,778,606	$58,170	$4,848,030
Percent of total loans	0.07%	0.02%	0.00%	0.10%	0.04%	0.23%	98.57%	1.20%	100.00%

($ in thousands)	30‑59 days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
December 31, 2025
Commercial real estate	$1,684	$—	$—	$68	$2,741	$4,493	$2,616,679	$22,824	$2,643,996
Residential real estate	1,663	397	71	1,225	2,583	5,939	1,402,695	6,330	1,414,964
Construction	—	43	79	—	88	210	344,693	—	344,903
Commercial	—	4	—	46	150	200	222,921	2,885	226,006
Consumer	390	690	—	43	448	1,571	263,860	481	265,912
Credit cards	14	19	105	32	—	170	4,335	16	4,521
Total	$3,751	$1,153	$255	$1,414	$6,010	$12,583	$4,855,183	$32,536	$4,900,302
Percent of total loans	0.08%	0.02%	0.01%	0.03%	0.12%	0.26%	99.08%	0.66%	100.00%

The following tables provide a summary of the activity in the ACL allocated by loan class for the three months ended March 31, 2026 and 2025. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses from other loan classes.

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended March 31, 2026
Commercial real estate	$21,387	$—	$—	$285	$21,672
Residential real estate	22,510	(142)	23	602	22,993
Construction	5,968	—	—	(1,162)	4,806
Commercial	3,005	(203)	27	668	3,497
Consumer	5,767	(831)	356	123	5,415
Credit cards	199	(80)	3	(24)	98
Total	$58,836	$(1,256)	$409	$492	$58,481

($ in thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
Three Months Ended March 31, 2025
Commercial real estate	$22,846	$—	$78	$(936)	$21,988
Residential real estate	21,776	—	1	616	22,393
Construction	2,854	—	1	987	3,842
Commercial	3,138	(2)	6	(287)	2,855
Consumer	6,889	(482)	86	81	6,574
Credit cards	407	(242)	—	225	390
Total	$57,910	$(726)	$172	$686	$58,042
The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment as of March 31, 2026 and December 31, 2025.

	March 31, 2026
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$64,453	$—	$64,453
Residential real estate	10,225	—	10,225
Construction	404	—	404
Commercial(1)	—	6,658	6,658
Consumer(2)	—	533	533
Total	$75,082	$7,191	$82,273

	December 31, 2025
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$40,676	$—	$40,676
Residential real estate	11,084	—	11,084
Construction	332	—	332
Commercial(1)	—	4,164	4,164
Consumer(2)	—	971	971
Total	$52,092	$5,135	$57,227
____________________________________
(1)Commercial loans are primarily secured by underlying business assets of the borrower.
(2)Consumer loans are primarily secured by automobiles and boats of the borrower.

Loan Modifications to Borrowers Experiencing Financial Difficulty
Loan modifications to borrowers experiencing financial difficulty may include interest rate reduction, principal or interest forgiveness, forbearance, term extensions and other combinations of actions intended to minimize economic loss and avoid foreclosure or repossession of collateral.
During the three months ended March 31, 2026 and 2025, no loan modifications were made to borrowers experiencing financial difficulty.
As of March 31, 2026, of the loans with borrowers experiencing financial difficulty that were modified during the preceding 12 months, $5.3 million and $164 thousand were classified as current accrual and current nonaccrual, respectively. As of December 31, 2025, of the loans with borrowers experiencing financial difficulty that were modified during the preceding 12 months, $5.3 million and $170 thousand were classified as current accrual and current nonaccrual, respectively.
During the three months ended March 31, 2026 and 2025, there were no defaults on loan modifications made to borrowers experiencing financial difficulty in the preceding 12 months.
Foreclosure Proceedings
The Company had $124 thousand and $124 thousand of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of March 31, 2026 and December 31, 2025, respectively. The Company had $151 thousand and $95 thousand of commercial real estate loans collateralized by commercial real estate that were in the process of foreclosure as of March 31, 2026 and December 31, 2025, respectively.
Other Real Estate Owned (“OREO”) and Repossessed Assets
OREO and repossessed assets are adjusted for fair value upon transfer from loans to foreclosed assets, establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. The Company had OREO and repossessed asset balances of $69 thousand and $3.3 million as of March 31, 2026 and $113 thousand and $2.9 million as of December 31, 2025, respectively.
Mortgage Servicing Rights (“MSRs”)
Mortgage loans are sold with servicing retained and the MSRs are initially recorded at fair value with the income statement effect recorded in mortgage banking revenue in the consolidated statements of income. Subsequently, the MSRs are amortized to the income statement in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon fair value of the rights as compared to carrying amount. No impairments of MSRs were recognized for the three months ended March 31, 2026 or 2025. The Company recognized net servicing income of $139 thousand and a net servicing loss of $65 thousand for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, the Company was servicing $334.0 million in loans for the Federal National Mortgage Association and $101.8 million in loans for Federal Home Loan Mortgage Corporation.
The following table presents activity in MSRs for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Beginning balance	$5,142	$5,874
Net additions	—	43
Amortization expense	(159)	(52)
Other	—	(330)
Ending balance	$4,983	$5,535
The fair value of MSRs were determined using discount rates ranging from 9.0% to 9.0% at March 31, 2026 and 9.0% to 10.0% at December 31, 2025. The valuation on MSRs was not material at March 31, 2026 and December 31, 2025. Depending on the stratification of the specific mortgage servicing right, prepayment speeds ranged from 5.88% to 8.60% for the three months ended March 31, 2026. The associated weighted-average default rate was 0.20% for the three months ended March 31, 2026.

Note 4 – Goodwill and Other Intangible Assets
The following tables provide information on the significant components of goodwill and other acquired intangible assets as of March 31, 2026 and December 31, 2025.

	March 31, 2026
($ in thousands)	Goodwill	Core Deposit Intangible
Gross carrying amount	$63,266	$59,151
Accumulated amortization	—	(31,409)
Net carrying amount	$63,266	$27,742

	December 31, 2025
($ in thousands)	Goodwill	Core Deposit Intangible
Gross carrying amount	$63,266	$59,151
Accumulated amortization	—	(29,429)
Net carrying amount	$63,266	$29,722
The aggregate amortization expense for the core deposit intangible was $2.0 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, the estimated future remaining amortization for core deposit intangibles within the years ending December 31 is as follows:

($ in thousands)	Amortization Expense
2026	$5,418
2027	6,208
2028	5,060
2029	3,980
2030	3,096
Thereafter	3,980
Total amortizing intangible assets	$27,742

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
The following tables present information about the Company’s leases as of and for the periods presented.

($ in thousands)	March 31, 2026	December 31, 2025
Right-of-use assets	$10,102	$10,523
Lease liabilities	$10,608	$11,027
Weighted-average remaining lease term	8.80 years	8.91 years
Weighted-average discount rate	3.40%	3.42%
Remaining lease term – min	0.12 years	0.36 years
Remaining lease term – max	15.43 years	15.68 years

	Three Months Ended March 31,
($ in thousands)	2026	2025
Operating lease cost	$512	$492
Total lease cost	$512	$492

Cash paid for amounts included in the measurement of lease liabilities	$509	$467
The following table presents a maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to total operating lease liabilities at March 31, 2026.

($ in thousands)	March 31, 2026
2026	$1,511
2027	1,869
2028	1,779
2029	1,354
2030	997
Thereafter	4,578
Total undiscounted cash flows	12,088
Less: imputed interest	1,480
Lease liabilities	$10,608
Total gross rental income was $306 thousand and $335 thousand for the three months ended March 31, 2026 and 2025, respectively.

Note 6 – Deposits
Deposits consist of the following categories as of the dates indicated:

($ in thousands)	March 31, 2026		December 31, 2025
	Balance	% of Total Deposits	Balance	% of Total Deposits
Noninterest-bearing deposits	$1,567,425	28.70%	$1,587,953	28.69%
Interest-bearing deposits:
Interest-bearing checking	812,847	14.88	852,585	15.41
Money market and savings	1,795,619	32.88	1,814,928	32.80
Time deposits	1,274,766	23.34	1,267,487	22.90
Brokered deposits	10,963	0.20	10,911	0.20
Total interest-bearing	3,894,195	71.30	3,945,911	71.31
Total deposits	$5,461,620	100.00%	$5,533,864	100.00%
The following table provides information on the approximate maturities of total time deposits at March 31, 2026.

($ in thousands)	March 31, 2026
Within one year	$1,171,773
Year 2	76,182
Year 3	14,391
Year 4	5,191
Year 5	7,229
Thereafter	—
Total	$1,274,766
The approximate amount of certificates of deposit that exceeded the FDIC insurance limit of $250,000 or more was $406.7 million and $403.5 million at March 31, 2026 and December 31, 2025, respectively.

Note 7 – Borrowings
The following table summarizes certain information of the Company’s long-term debt as of March 31, 2026 and December 31, 2025.

($ in thousands)	March 31, 2026	December 31, 2025	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
Subordinated Debentures due November 2035	60,000	60,000	2025	2035	2030	6.25% through November 2030, 3-month SOFR + 2.88% thereafter
Total subordinated debentures	60,000	60,000

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.26%
Tri-County Capital Trust I	7,217	7,217	2004	2034		3-month SOFR + 2.86%
Tri-County Capital Trust II	5,155	5,155	2005	2035		3-month SOFR + 1.96%
Total trust preferred securities	32,991	32,991
Less: net discount and unamortized issuance costs	(3,962)	(3,930)
Total long-term debt	$89,029	$89,061
At March 31, 2026, subordinated debentures consisted of $60.0 million of long-term debt issued by the Company in November 2025. As of March 31, 2026, the recorded balance of subordinated debt issued by the Company, net of unamortized issuance costs and fair value discounts, was $58.8 million. The Company has the option to redeem the subordinated notes in part or whole as of November 15, 2030. As of March 31, 2026, 100% of the subordinated debt was considered Tier 2 capital under current regulatory guidelines.
The Company assumed trust preferred securities in the aggregate of $33.0 million as a result of the merger with TCFC in 2023 and the acquisition of Severn in 2021. Trust preferred securities consisted of $20.6 million issued by Severn Capital Trust I, $7.2 million issued by Tri-County Capital Trust I and $5.2 million issued by Tri-County Capital Trust II. The recorded balance of the junior subordinated debt securities of Severn Capital Trust I at March 31, 2026 was $19.0 million, net of the unamortized fair value adjustment of $1.6 million. At March 31, 2026, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.7 million and $4.5 million, respectively, which are presented net of the unamortized fair value adjustments of $489 thousand and $644 thousand, respectively. As of March 31, 2026, the entire amount of trust preferred securities debt is considered Tier 2 capital under current regulatory guidelines.
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank (“FHLB”) to meet short-term liquidity needs. The Company had no outstanding borrowings from the FHLB at March 31, 2026 and December 31, 2025. The Company did not have any correspondent federal fund lines at March 31, 2026 and December 31, 2025. Further information on these obligations is provided in the Company’s 2025 Annual Report.

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
The following table provides information pertaining to the carrying amounts of the Company’s derivative financial instruments as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
($ in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset – IRLCs	$12,816	$147	$6,172	$91
Asset – TBA securities	31,050	310	9,750	11
Liability – IRLCs	1,366	8	193	1
Liability – TBA securities	16,500	56	20,150	59
Note 9 – Accumulated Other Comprehensive Loss
The Company records unrealized holding gains (losses), net of tax, on AFS securities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025.

	Three Months Ended
($ in thousands)	March 31, 2026	March 31, 2025
Beginning of period	$(4,593)	$(7,545)
Other comprehensive income (loss), net of tax	(677)	1,212
End of period	$(5,270)	$(6,333)
Note 10 – Regulatory Capital Requirements
Banks and bank holding companies are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of common equity Tier 1 (“CET1”), Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (leverage ratio). As of March 31, 2026 and December 31, 2025, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of March 31, 2026, the most recent notification from the Bank’s primary regulator categorized the Bank, as “well-capitalized” under the regulatory framework for PCA. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as “well-capitalized,” the Bank must maintain minimum CET1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are outlined in the table below.
The following table presents the capital amounts and ratios for the Company and the Bank as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Amount	Regulatory Minimum Ratio + Capital Conservation Buffer	To Be Well-Capitalized Under PCA Regulation(1)
($ in thousands)
Company Amounts
Common Equity Tier 1 Capital	$525,849	$335,606	N/A
Tier 1 Capital	556,096	407,522	N/A
Total Capital	674,811	503,409	N/A
Leverage Exposure	6,098,196	243,928	N/A
Risk-Weighted Assets	4,794,374	N/A	N/A

Company Ratios
Common Equity Tier 1 Capital to Risk-Weighted Assets (“RWA”)	10.97%	7.00%	N/A
Tier 1 Capital to RWA	11.60	8.50	N/A
Total Capital to RWA	14.08	10.50	N/A
Tier 1 Capital to AA (Leverage)(2)	9.12	4.00	N/A

Bank Amounts
Common Equity Tier 1 Capital	$583,733	$335,386	$311,429
Tier 1 Capital	583,733	407,254	383,298
Total Capital	643,627	503,078	479,122
Leverage Exposure	6,093,905	243,756	304,695
Risk-Weighted Assets	4,791,223	N/A	N/A

Bank Ratios
Common Equity Tier 1 Capital to RWA	12.18%	7.00%	6.50%
Tier 1 Capital to RWA	12.18	8.50	8.00
Total Capital to RWA	13.43	10.50	10.00
Tier 1 Capital to AA (Leverage)(2)	9.58	4.00	5.00
____________________________________
(1)Applies to the Bank only.
(2)Tier 1 Capital to Average Assets (Leverage) has no capital conservation buffer defined. The PCA well-capitalized threshold is defined as 5.00%.

	December 31, 2025
	Amount	Regulatory Minimum Ratio + Capital Conservation Buffer	To Be Well-Capitalized Under PCA Regulation(1)
($ in thousands)
Company Amounts
Common Equity Tier 1 Capital	$510,729	$339,680	N/A
Tier 1 Capital	540,897	412,469	N/A
Total Capital	660,451	509,520	N/A
Leverage Exposure	6,129,306	245,172	N/A
Risk-Weighted Assets	4,852,573	N/A	N/A

Company Ratios
Common Equity Tier 1 Capital to RWA	10.52%	7.00%	N/A
Tier 1 Capital to RWA	11.15	8.50	N/A
Total Capital to RWA	13.61	10.50	N/A
Tier 1 Capital to AA (Leverage)(2)	8.82	4.00	N/A

Bank Amounts
Common Equity Tier 1 Capital	$569,183	$339,125	$314,902
Tier 1 Capital	569,183	411,794	387,571
Total Capital	629,746	508,687	484,464
Leverage Exposure	6,122,775	244,911	306,139
Risk-Weighted Assets	4,844,639	N/A	N/A

Bank Ratios
Common Equity Tier 1 Capital to RWA	11.75%	7.00%	6.50%
Tier 1 Capital to RWA	11.75	8.50	8.00
Total Capital to RWA	13.00	10.50	10.00
Tier 1 Capital to AA (Leverage)(2)	9.30	4.00	5.00
_________________________________
(1)Applies to the Bank only.
(2)Tier 1 Capital to Average Assets (Leverage) has no capital conservation buffer defined. The PCA well-capitalized threshold is defined as 5.00%.
As of March 31, 2026, both the Company and the Bank satisfied the capital conservation buffer requirements applicable to them. The lowest capital buffer ratio at the Company was the Tier 1 Capital to RWA, which was 5.60% above the minimum capital conservation buffer ratio requirement, and the lowest capital buffer ratio at the Bank was the Total Capital to RWA, which was 5.43% above the minimum capital conservation buffer ratio requirement.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. As of March 31, 2026, the Bank could pay dividends to the Company to the extent of its current period earnings plus the earnings of the preceding two years, so long as it maintained required capital ratios.

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

	March 31, 2026
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Rate
IRLCs – net asset	$139	Market approach	Range of pull through rate	79% - 100%
			Average pull through rate	92%

	December 31, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Rate
IRLCs – net asset	$90	Market approach	Range of pull through rate	81% - 100%
			Average pull through rate	98%

The following table presents activity in the IRLCs – net asset for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Beginning balance	$90	$113
Valuation adjustment	49	279
Ending balance	$139	$392
Forward Contracts
To manage interest rate risk, the Company hedges the open locked/closed position with TBA forward trades. On a regular basis, the Company allocates disbursed loans to mandatory commitments with government-sponsored enterprises and private investors delivering the loans within 120 days of origination to maximize interest earnings. For a small percentage of business, the Company enters into best efforts forward sales commitments with investors at the time it makes an IRLC to a borrower. Once a loan has been closed and funded, the best efforts commitments convert to mandatory forward sales commitments. The mandatory commitments are derivatives, and the Company measures and reports them at fair value. Fair value is based on the gain or loss that would occur if the Company were to pair-off the transaction with the investor at the measurement date. This is a Level 2 input. The Company has elected to measure and report best efforts commitments at fair value using a valuation methodology similar to that used for mandatory commitments.
Market assumptions utilized in the fair value measurement of the reporting entity’s residential mortgage derivatives, inclusive of IRLCs, closed loan inventory, TBA derivative trades, and mandatory forward contracts may be subject to investor overlays that may result in a significantly lower fair value measurement. Generally such overlays are announced with advanced notice in order to include the risk adjuster, however there are times when announcements are mandated resulting in a lower fair value measurement. Additionally market assumptions such as spec pool payups may result in a significantly higher fair value measurement at time of loan allocation to specific trades.

The following tables present the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025. No assets or liabilities were transferred from one hierarchy level to another during the three months ended March 31, 2026 or 2025.

	March 31, 2026
($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government agency securities	$20,364	$—	$20,364	$—
Mortgage-backed securities	230,676	—	230,676	—
Other debt securities	12,986	—	12,986	—
Total available for sale securities	264,026	—	264,026	—
Equity securities	6,195	—	6,195	—
TBA forward trades	310	—	310	—
Loans held for sale	24,034	—	24,034	—
IRLCs	147	—	—	147
Total assets at fair value	$294,712	$—	$294,565	$147
Liabilities:
IRLCs	$8	$—	$—	$8
TBA forward trades	56	—	56	—
Total liabilities at fair value	$64	$—	$56	$8

	December 31, 2025
($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government agency securities	$20,616	$—	$20,616	$—
Mortgage-backed securities	195,027	—	195,027	—
Other debt securities	4,715	—	4,715	—
Total available for sale securities	220,358	—	220,358	—
Equity securities	6,186	—	6,186	—
TBA forward trades	11	—	11	—
Loans held for sale	32,540	—	32,540	—
IRLCs	91	—	—	91
Total assets at fair value	$259,186	$—	$259,095	$91
Liabilities:
IRLCs	$1	$—	$—	$1
TBA forward trades	59	—	59	—
Total liabilities at fair value	$60	$—	$59	$1

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
OREO (Foreclosed Assets)
Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. The estimated fair value for foreclosed assets included in Level 3 is determined by independent market-based appraisals and other available market information, less costs to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to the initial recognition, the Company records the foreclosed asset as a non-recurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.
Repossessed Assets
All repossessed assets are recorded at the lower of the estimated fair value of the properties, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, non-recurring fair value adjustments are recorded to reflect partial write-downs based on the current appraised value of an asset. The Company considers any valuation inputs related to repossessed assets to be Level 3 inputs. Fair value adjustments for these assets are recorded in other noninterest expense in the consolidated statements of income.
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
The following tables set forth the Company’s assets subject to fair value adjustments (impairment) on a non-recurring basis as of March 31, 2026 and December 31, 2025 that are valued at the lower of cost or market. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique(1)	Unobservable Input(2)	Range	Weighted-Average
March 31, 2026
Non-recurring measurements:
Individually-evaluated collateral dependent loans:
Commercial real estate	$6,623	Appraisal of collateral	Appraisal adjustment Liquidation expense	70% 10%	70% 10%
Residential real estate	625	Appraisal of collateral	Appraisal adjustment Liquidation expense	50% - 100% 10%	52% 10%
Other real estate owned	69	Appraisal of collateral	Appraisal adjustment	N/A	0%
Repossessed assets	3,344	Appraisal of collateral	Appraisal adjustment	N/A	9%

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique(1)	Unobservable Input(2)	Range	Weighted-Average
December 31, 2025
Nonrecurring measurements:
Individually-evaluated collateral dependent loans:
Commercial real estate	$19,696	Appraisal of collateral	Appraisal adjustment Liquidation expense	60% - 71% 10%	68% 10%
Residential real estate	520	Appraisal of collateral	Appraisal adjustment Liquidation expense	0% - 1% 10%	1% 10%
Other real estate owned	113	Appraisal of collateral	Appraisal adjustment	N/A	0%
Repossessed assets	2,879	Appraisal of collateral	Appraisal adjustment	N/A	60%
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
The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2026 and December 31, 2025. Fair values for March 31, 2026 and December 31, 2025 were estimated using an exit price notion.

	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
March 31, 2026
Assets
Cash and cash equivalents	$340,822	$340,822	$340,822	$—	$—
Available for sale securities	264,026	264,026	—	264,026	—
Held to maturity securities	393,615	356,390	—	356,390	—
Equity securities	6,195	6,195	—	6,195	—
Restricted securities	18,003	N/A	—	N/A	—
Loans held for sale	24,034	24,034	—	24,034	—
TBA securities	310	310	—	310	—
Loans held for investment, at amortized cost, net	4,789,549	4,730,092	—	—	4,730,092
Mortgage servicing rights	4,983	5,716	—	5,716	—
Accrued interest receivable	20,676	20,676	—	20,676	—
IRLCs	147	147	—	—	147

Liabilities
Deposits:
Noninterest-bearing	$1,567,425	$1,567,425	$—	$1,567,425	$—
Interest-bearing checking	812,847	812,847	—	812,847	—
Money market and savings	1,795,619	1,795,619	—	1,795,619	—
Time deposits	1,274,766	1,272,334	—	1,272,334	—
Brokered deposits	10,963	10,964	—	10,964	—
TRUPS	30,247	30,939	—	30,939	—
Subordinated debt	58,782	60,079	—	60,079	—
TBA Securities	56	56	—	56	—
Accrued interest payable	3,909	3,909	—	3,909	—
IRLCs	8	8	—	—	8

	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash and cash equivalents	$355,566	$355,566	$355,566	$—	$—
Available for sale securities	220,358	220,358	—	220,358	—
Held to maturity securities	414,827	378,116	—	378,116	—
Equity securities	6,186	6,186	—	6,186	—
Restricted securities	17,989	N/A	—	N/A	—
Loans held for sale	32,540	32,540	—	32,540	—
TBA securities	11	11	—	11	—
Loans held for investment, at amortized cost, net	4,841,466	4,767,143	—	—	4,767,143
Mortgage servicing rights	5,142	5,861	—	5,861	—
Accrued interest receivable	18,551	18,551	—	18,551	—
IRLCs	91	91	—	—	91

Liabilities
Deposits:
Noninterest-bearing	$1,587,953	$1,587,953	$—	$1,587,953	$—
Interest bearing checking	852,585	852,585	—	852,585	—
Money market and savings	1,814,928	1,814,928	—	1,814,928	—
Time deposits	1,267,487	1,265,740	—	1,265,740	—
Brokered deposits	10,911	10,923	—	10,923	—
TRUPS	30,168	29,586	—	29,586	—
Subordinated debt	58,893	58,064	—	58,064	—
TBA securities	59	59	—	59	—
Accrued interest payable	2,977	2,977	—	2,977	—
IRLCs	1	1	—	—	1

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

The following table provides information on commitments outstanding as of March 31, 2026 and December 31, 2025.

($ in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit
Fixed	$233,298	$209,737
Variable	472,740	503,713
Total commitments to extend credit	$706,038	$713,450

Letters of credit
Fixed	$5,951	$6,495
Variable	17,702	17,830
Total letters of credit	$23,653	$24,325

Total commitments outstanding	$729,691	$737,775
The Company had a reserve for off-balance sheet credit exposures of $1.7 million and $2.0 million as of March 31, 2026 and December 31, 2025, respectively. The reserve was estimated based on current expected credit losses to be experienced by the Company. Losses are charged against the allowance when management believes the required funding of these exposures is uncollectible. While this evaluation is completed on a regular basis, it is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
In the normal course of business, the Company may become involved in litigation arising from banking, financial and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results or liquidity.

Note 14 – Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
($ in thousands, except per share data)	2026	2025
Net income	$17,088	$13,764

Average number of common shares outstanding	33,428,444	33,350,869
Dilutive effect of common stock equivalents	19,323	24,449
Average number of common shares used to calculate diluted EPS	33,447,767	33,375,318

Anti-dilutive shares	—	6,515

Basic net income per common share	$0.51	$0.41
Diluted net income per common share	$0.51	$0.41
There were zero and 6,515 anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings per common share for the three months ended March 31, 2026 and 2025, respectively.
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
Interchange Income
Interchange fees is primarily fees earned on payment card transactions processed through card networks such as Visa, Mastercard, and other debit and credit card networks. These fees are generally calculated as a percentage of the transaction value, plus a fixed fee per transaction, and are primarily paid by acquiring banks to issuing banks. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees.

Other Noninterest Income
Other noninterest income consists of fees, other service charges, safety deposit box rental fees, and other miscellaneous revenue streams. Fees and other service charges are primarily comprised of debit income, automated teller machine (“ATM”) fees, merchant services income, and other service charges. ATM fees are primarily generated when a Company cardholder uses a third-party ATM or a non-Company cardholder uses a Company ATM. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services.
The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment.
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,596	$1,514
Trust and investment fee income	1,137	823
Interchange income	1,698	1,577
Other noninterest income	958	857
Noninterest income (in-scope of Topic 606)	5,389	4,771
Noninterest income (out-of-scope of Topic 606)	1,855	2,363
Total noninterest income	$7,244	$7,134

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
Additional factors that could cause actual results to differ materially from those expressed in the forward-looking statements are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with SEC and available at the SEC’s website (www.sec.gov). The information on, or accessible through, our website or any other website cited in this Quarterly Report on Form 10-Q is not part of, or incorporated by reference into, this Quarterly Report on Form 10-Q and should not be relied upon in determining whether to make an investment decision.
The Company specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.
INTRODUCTION
The following management’s discussion and analysis of financial condition and results of operations is intended as a review of significant factors affecting the Company’s financial condition and results of operations for the periods indicated. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes presented elsewhere in this report, as well as the audited consolidated financial statements and related notes included in the 2025 Annual Report.
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
The Company’s most significant accounting policies are presented in Note 1 – “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of the 2025 Annual Report. These policies, along with the disclosures presented in the notes to consolidated financial statements and in this management’s discussion and analysis of financial condition and results of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has determined that the accounting policy for the allowance for credit losses (“ACL”) on loans is a critical accounting policy. This policy is considered critical because it relates to an accounting area that requires the most subjective or complex judgments, and, as such, could be most subject to revision as new information becomes available.

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
The Company’s management reviews the adequacy of the ACL on loans on at least a quarterly basis. Refer to Note 1 – “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of the 2025 Annual Report for additional details concerning the determination of the ACL on loans.

PERFORMANCE OVERVIEW
The Company’s net income for the first quarter of 2026 was $17.1 million, or $0.51 per diluted common share, compared to $15.9 million, or $0.48 per diluted common share, for the fourth quarter of 2025. The Company had net income of $13.8 million, or $0.41 per diluted common share, for the first quarter of 2025.
First Quarter 2026 Highlights
•Net Income – Net income for the first quarter of 2026 increased $1.2 million to a record $17.1 million from $15.9 million in the fourth quarter of 2025. Net income increased primarily due to an increase in net interest income of $2.4 million and a decrease in the provision for credit losses of $2.7 million, partially offset by lower noninterest income of $1.7 million and an increase in noninterest expense of $1.6 million. The lower noninterest income was due to a one-time receipt of insurance proceeds in the fourth quarter of 2025.
•Return on Average Assets (“ROAA”) – The Company reported ROAA of 1.12% for the first quarter of 2026, compared to 1.02% for the fourth quarter of 2025 and 0.91% for the first quarter of 2025. Adjusted ROAA – non-U.S. generally accepted accounting principles (“GAAP”)(1), which excludes amortization of other intangible assets (net of tax), was 1.22% for the first quarter of 2026, compared to 1.11% for the fourth quarter of 2025 and 1.02% for the first quarter of 2025.
•Net Interest Margin (“NIM”) – Net interest income for the first quarter of 2026 increased $2.4 million to $52.6 million compared to the fourth quarter of 2025. NIM increased 21 basis points (“bps”) to 3.64% during the first quarter of 2026 compared to the fourth quarter of 2025. NIM excluding accretion(1) increased for the comparable periods from 3.24% to 3.35%. Excluding accretion interest, loan yields decreased 1 bp and funding costs decreased 13 bps for the comparable periods. Net interest income increased due to accelerated accretion due to loan payoffs coupled with a lower cost of deposits and lower long-term borrowing expenses. These favorable changes were partially offset by lower yields on interest-bearing deposits with other institutions.
•Book Value per Share – Book value per share increased to $18.02 at March 31, 2026 from $17.65 at December 31, 2025 and $16.55 at March 31, 2025.
•Asset Quality – Nonperforming assets were 1.10% of total assets at March 31, 2026, an increase from 0.69% at December 31, 2025 and 0.31% at March 31, 2025. Classified assets were 1.38% of total assets at March 31, 2026, an increase when compared to 0.96% at December 31, 2025 and 0.36% at March 31, 2025. The allowance for credit losses (“ACL”) was $58.5 million at March 31, 2026, compared to $58.8 million at December 31, 2025 and $58.0 million at March 31, 2025. The ACL as a percentage of loans increased to 1.21% at March 31, 2026 compared to 1.20% at December 31, 2025 and remained flat compared to March 31, 2025.
•Operating Leverage – The efficiency ratio for the first quarter of 2026 was 61.97%, compared to 60.06% in the fourth quarter of 2025 and 63.64% for the first quarter of 2025. The adjusted efficiency ratio – non-GAAP(1), which excludes amortization of intangibles, was 58.57% for the first quarter of 2026, compared to 56.59% for the fourth quarter of 2025 and 59.25% for the first quarter of 2025. Management anticipates ongoing expense management of professional services and technology investments will result in continued improvements in operating leverage over time.

____________________________________
(1)See the Reconciliation of GAAP and non-GAAP Measures tables.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
Summary of Financial Results
The Company reported net income for the three months ended March 31, 2026 of $17.1 million, or $0.51 per diluted common share, compared to $13.8 million, or $0.41 per diluted common share, for the three months ended March 31, 2025.
The following table presents selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Interest and dividend income	$78,392	$75,932	$2,460	3.2%
Interest expense	25,837	30,034	(4,197)	(14.0)
Net interest income	52,555	45,898	6,657	14.5
Provision for credit losses	85	1,028	(943)	(91.7)
Noninterest income	7,244	7,134	110	1.5
Noninterest expense	37,056	33,747	3,309	9.8
Income before income taxes	22,658	18,257	4,401	24.1
Income tax expense	5,570	4,493	1,077	24.0
Net income	$17,088	$13,764	$3,324	24.1
Net Interest Income
Taxable-equivalent NII is NII adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, taxable-equivalent NII was $52.6 million for the first quarter of 2026 and $46.0 million for the first quarter of 2025. The increase was primarily due to a decrease in interest expense on deposits of $3.8 million, an increase in interest and fees on loans of $3.3 million and a decrease in interest expense on borrowings of $391 thousand, partially offset by a decrease in interest on deposits with other banks of $951 thousand.
The following table presents taxable-equivalent net interest income for each of the periods indicated.

	Three Months Ended March 31,
($ in thousands)	2026	2025	$ Change	% Change
Interest and dividend income
Interest on loans	$70,814	$67,516	$3,298	4.9%
Interest and dividends on investment securities	5,120	5,007	113	2.3
Interest on deposits with banks	2,458	3,409	(951)	(27.9)
Total interest and dividend income	$78,392	$75,932	$2,460	3.2

Interest expense
Deposits	$24,264	$28,070	$(3,806)	(13.6)%
Short-term borrowings	—	598	(598)	(100.0)
Long-term borrowings	1,573	1,366	207	15.2
Total interest expense	$25,837	$30,034	$(4,197)	(14.0)

Taxable-equivalent adjustment	$89	$81	$8	9.9%

Taxable-equivalent net interest income	$52,644	$45,979	$6,665	14.5%

Average Balances and Yields
The following table presents the distribution of the average consolidated balance sheets, interest income, interest expense and annualized yields earned and rates paid for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026			2025
($ in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning assets
Loans(1), (2), (3)
Commercial real estate	$2,601,316	$39,029	6.08%	$2,541,527	$35,822	5.72%
Residential real estate	1,450,114	19,311	5.33	1,347,035	18,433	5.47
Construction	347,973	5,631	6.56	352,323	5,526	6.36
Commercial	221,542	3,296	6.03	232,900	3,695	6.43
Consumer	262,174	3,534	5.47	304,520	4,042	5.38
Credit cards	4,369	100	9.29	6,686	77	4.67
Total loans	4,887,488	70,901	5.86	4,784,991	67,595	5.71

Investment securities
Taxable	665,729	5,114	3.07	664,002	5,001	3.01
Tax-exempt(1)	647	8	4.95	653	8	4.90
Interest-bearing deposits	269,380	2,458	3.70	318,434	3,409	4.34
Total earning assets	5,823,244	$78,481	5.44	5,768,080	$76,013	5.32
Cash and due from banks	44,182			43,526
Other assets	365,971			375,929
Allowance for credit losses	(58,742)			(58,294)
Total assets	$6,174,655			$6,129,241

Interest-bearing liabilities
Interest-bearing checking	$780,713	$4,840	2.51%	$859,698	$7,025	3.31%
Money market and savings deposits	1,812,071	8,696	1.95	1,799,707	10,015	2.26
Time deposits	1,270,156	10,624	3.39	1,208,250	11,030	3.70
Brokered deposits	11,107	104	3.80	—	—	—
Interest-bearing deposits(4)	3,874,047	24,264	2.54	3,867,655	28,070	2.94
FHLB advances	—	—	—	50,000	598	4.85
Subordinated debt and Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”)(4)	89,024	1,573	7.17	73,840	1,366	7.50
Total interest-bearing liabilities	3,963,071	25,837	2.64	3,991,495	30,034	3.05
Noninterest-bearing deposits	1,564,867			1,549,859
Accrued expenses and other liabilities	46,505			40,444
Stockholders’ equity	600,212			547,443
Total liabilities and stockholders’ equity	$6,174,655			$6,129,241

Taxable-equivalent net interest income		$52,644			$45,979

Net interest spread			2.80%			2.27%
Net interest margin			3.64			3.21
Net interest margin excluding accretion(3)			3.35			2.99
Cost of funds			1.90			2.20
Cost of deposits			1.81			2.10
Cost of debt			7.17			6.43
____________________________________
(1) All amounts are reported on a taxable-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $4.3 million and $3.7 million of accretion interest on loans for the three months ended March 31, 2026 and 2025, respectively.
(4) Interest expense on deposits and borrowings includes amortization of deposit discounts and amortization of borrowing fair value adjustments. There were zero and $334 thousand of amortization of deposit discounts and $79 thousand and $232 thousand of amortization of borrowing fair value adjustments for the three months ended March 31, 2026 and 2025, respectively.

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

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
($ in thousands)	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Commercial real estate	$951	$2,256	$3,207
Residential real estate	1,343	(465)	878
Construction	(69)	174	105
Commercial	(169)	(230)	(399)
Consumer	(576)	68	(508)
Credit cards	(53)	76	23
Taxable investment securities	15	98	113
Interest-bearing deposits	(448)	(503)	(951)
Total interest income	$994	$1,474	$2,468

Interest-bearing liabilities:
Interest-bearing checking deposits	$(489)	$(1,696)	$(2,185)
Money market and savings deposits	57	(1,376)	(1,319)
Time deposits	518	(924)	(406)
Brokered deposits	104	—	104
Advances from FHLB	—	(598)	(598)
Subordinated debt	267	(60)	207
Total interest-bearing liabilities	457	(4,654)	(4,197)
Net change in net interest income	$537	$6,128	$6,665
Fluctuations in NII can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
The Company’s NIM increased to 3.64% for the three months ended March 31, 2026, from 3.21% for the three months ended March 31, 2025. Comparing the three months ended March 31, 2026 to the three months ended March 31, 2025, the Company’s interest-earning asset yields increased to 5.44% from 5.32%, while the cost of funds repriced at a faster pace, which resulted in a decrease of 30 bps, to 1.90% from 2.20%, for the same periods.
Provision for Credit Losses (“PCL”) and ACL
Refer to the discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this management’s discussion and analysis of financial condition and results of operations.
Noninterest Income
Total noninterest income for the three months ended March 31, 2026 was $7.2 million, an increase of $110 thousand from $7.1 million for the three months ended March 31, 2025. The increase was primarily due to an increase in trust and investment fee income of $314 thousand, an increase in mortgage banking revenue of $210 thousand driven by increased mortgage servicing activity, and a $121 thousand increase in interchange credits. These favorable changes were partially offset by a decrease in other noninterest income of $617 thousand due to the absence of one-time bank-owned life insurance income recorded in the first quarter of 2025.
Noninterest Expense
Noninterest expense of $37.1 million for the three months ended March 31, 2026 increased $3.3 million when compared to the $33.7 million for the three months ended March 31, 2025. The increase was primarily due to higher salaries and employee benefits expense of

$3.2 million and higher software and data processing costs of $449 thousand, partially offset by the decrease in the amortization of other intangible assets of $298 thousand.
Income Taxes
The Company reported income tax expense of $5.6 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate was 24.58% and 24.61% for the three months ended March 31, 2026 and 2025, respectively.

ANALYSIS OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $6.21 billion at March 31, 2026, a decrease of $52.8 million, or 0.8%, when compared to $6.26 billion at December 31, 2025. The decrease was primarily due to a decrease in our loan portfolio of $52.3 million and a decrease in cash and cash equivalents of $14.7 million, which were partially offset by an increase in our investment securities portfolio of $22.5 million. The ratio of the ACL as a percentage of loans was 1.21% and 1.20% at March 31, 2026 and December 31, 2025, respectively.
Cash and Cash Equivalents
Cash and cash equivalents totaled $340.8 million at March 31, 2026 compared to $355.6 million at December 31, 2025. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year. The decrease in cash and cash equivalents was primarily driven by seasonal run-off of the municipal deposits.
Investment Securities
The investment portfolio includes debt and equity securities. Debt securities are classified as either AFS or HTM. AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (“AOCI”) (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At March 31, 2026, 40.15% of the portfolio of debt securities was classified as AFS and 59.85% was classified as HTM, compared to 34.69% and 65.31%, respectively, at December 31, 2025. See Note 2 – “Investment Securities” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the composition of the investment portfolio.
Investment securities, including restricted stock and equity securities, totaled $681.8 million at March 31, 2026, an increase of $22.5 million, or 3.4%, compared to $659.4 million at December 31, 2025. At March 31, 2026, AFS securities, carried at fair value, totaled $264.0 million compared to $220.4 million at December 31, 2025. At March 31, 2026, AFS securities consisted of 87.37% mortgage-backed securities, 7.71% U.S. government agency securities and 4.92% corporate bonds, compared to 88.50%, 9.36% and 2.14%, respectively, at December 31, 2025. At March 31, 2026, the gross unrealized losses on AFS securities were all related to changes in interest rates and were $7.9 million, or less than 1% of total assets and 2% of total stockholders’ equity. At March 31, 2026, the AOCI loss was $5.3 million, compared to $4.6 million at December 31, 2025.
At March 31, 2026, HTM securities, carried at amortized cost, totaled $393.6 million, compared to $414.8 million at December 31, 2025. At March 31, 2026, HTM securities consisted of 74.74% mortgage-backed securities, 23.49% U.S. government agency securities and 1.77% other debt securities, compared to 73.06%, 25.26% and 1.68%, respectively, at December 31, 2025.
At March 31, 2026 and December 31, 2025, 96.98% and 98.18%, respectively, of the Bank’s carrying value of its investment portfolio consisted of securities issued or guaranteed by U.S. government agencies or government-sponsored agencies.
Credit Quality Information
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at March 31, 2026 or December 31, 2025. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being subordinated debt securities of other banks.

The following tables present the amortized cost of HTM securities based on their lowest publicly available credit rating as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$5,069	$87,445	$—	$—	$—	$—	$92,514
Mortgage-backed securities	294,223	—	—	—	—	—	294,223
Other debt securities	—	1,459	2,000	1,000	500	2,000	6,959
Total held to maturity securities	$299,292	$88,904	$2,000	$1,000	$500	$2,000	$393,696

	December 31, 2025
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$5,399	$99,437	$—	$—	$—	$—	$104,836
Mortgage-backed securities	303,129	—	—	—	—	—	303,129
Other debt securities	—	1,461	2,000	1,000	500	2,000	6,961
Total held to maturity securities	$308,528	$100,898	$2,000	$1,000	$500	$2,000	$414,926
Loans Held for Sale
The Company originates residential mortgage loans for sale on the secondary market, which are recorded at fair value. At March 31, 2026 and December 31, 2025, the fair value of loans held for sale amounted to $24.0 million and $32.5 million, respectively. The Bank makes certain representations to purchasers in the sale of mortgage loans related to loan ownership, loan compliance and legality, and accurate documentation. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, the Bank may be required to repurchase the loan or indemnify the purchaser. During the three months ended March 31, 2026, the Bank repurchased no loans. During the three months ended March 31, 2025, the Bank repurchased one loan with an aggregate value of $415 thousand.

Loans Held for Investment
The following table summarizes the Company’s loan portfolio at March 31, 2026 and December 31, 2025.

($ in thousands)	March 31, 2026	% of Total Loans	December 31, 2025	% of Total Loans	$ Change	% Change
Commercial real estate	$2,599,815	53.62%	$2,643,996	53.95%	$(44,181)	(1.7)%
Residential real estate	1,425,733	29.41	1,414,964	28.88	10,769	0.8
Construction	342,835	7.07	344,903	7.04	(2,068)	(0.6)
Commercial	220,833	4.56	226,006	4.61	(5,173)	(2.3)
Consumer	254,478	5.25	265,912	5.43	(11,434)	(4.3)
Credit cards	4,336	0.09	4,521	0.09	(185)	(4.1)
Total loans	4,848,030	100.00%	4,900,302	100.00%	(52,272)	(1.1)
Less: allowance for credit losses	(58,481)		(58,836)		355	(0.6)
Total loans, net	$4,789,549		$4,841,466		$(51,917)	(1.1)
CRE Loan Portfolio
The Company’s loan portfolio has a CRE loan concentration, which is generally defined as a combination of certain construction and CRE loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential CRE concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied CRE loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied CRE loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios and may be required to hold higher levels of capital. Non-owner occupied CRE loans, including construction loans, totaled $2.14 billion and $2.15 billion at March 31, 2026 and December 31, 2025, respectively, and as a percentage of the Bank’s Tier 1 Capital plus ACL were 332.94% and 342.55%, respectively.
Management has extensive experience in CRE lending and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to the Bank’s CRE portfolio. Monitoring practices are part of the Bank’s credit and risk departments’ annual test plans and are adjusted as needed on a quarterly basis if external or internal conditions merit changes. The Bank’s CRE monitoring plans include stress testing analysis to evaluate changes in collateral values and changes in cash flow debt service coverage ratios as a result of increasing interest rates or declines in customer net operating revenues. We may be required to maintain higher levels of capital as a result of our CRE concentrations, which could require us to obtain additional capital, or be required to sell/participate portions of loans, either of which may adversely affect shareholder returns.

Non-Owner Occupied CRE Loans

	March 31, 2026
($ in thousands)	Amount	Average Loan Size	% of Non-Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Retail	$482,785	$2,554	26.0%	10.0%
Office	361,703	1,574	19.5	7.5
Multifamily (5+ units)	261,226	2,353	14.1	5.4
Industrial/warehouse	184,927	1,412	10.0	3.8
1-4 family dwelling	7,922	193	0.4	0.2
Motel/hotel	190,614	4,056	10.3	3.9
Other(1)	366,082	616	19.7	7.5
Total non-owner occupied CRE loans(2)	1,855,259	1,584	100.0%	38.3%
Total portfolio loans, gross(3)	$4,848,030
____________________________________
(1)Other non-owner occupied CRE loans include commercial – improved loans of $160.1 million, self storage loans of $67.0 million, farm real estate loans of $46.4 million, lot/land loans of $3.3 million and other loans $89.3 million.
(2)The balances for the non-owner occupied CRE portfolio as of March 31, 2026, as presented in this table, coincide with our internal evaluation of risk for the purpose of monitoring loan concentrations in accordance with internal and regulatory guidelines.
(3)Excludes loans held for sale of $24.0 million.
Owner Occupied CRE Loans

	March 31, 2026
($ in thousands)	Amount	Average Loan Size	% of Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Commercial – improved	$217,492	$1,182	29.2%	4.5%
Office	119,147	507	16.0	2.5
Industrial/warehouse	92,883	654	12.5	1.9
Retail	65,223	610	8.8	1.3
Restaurant	54,657	976	7.3	1.1
Other(1)	195,154	1,184	26.2	4.1
Total owner occupied CRE loans	744,556	830	100.0%	15.4%
Total portfolio loans, gross(2)	$4,848,030
____________________________________
(1)Other owner occupied CRE loans include church loans of $56.8 million, marina/boat slip loans of $17.7 million, fire/EMS building loans of $38.0 million and other loans $82.7 million.
(2)Excludes loans held for sale of $24.0 million.
Office CRE Loan Portfolio
The Bank’s office CRE loan portfolio, which includes owner occupied and non-owner occupied CRE loans, was $480.9 million, or 9.9% of total loans of $4.85 billion at March 31, 2026. The Bank’s office CRE loan portfolio included $113.6 million, or 23.6% of total office CRE loans, with medical tenants, and $69.3 million, or 14.4%, of total office CRE loans, with government or government contractor tenants. At March 31, 2026, there were 467 loans in the office CRE loan portfolio with an average and median loan size of $1.0 million and $378 thousand, respectively. Loan-to-value (“LTV”) estimates are less than or equal to 50% for $167.3 million, or 34.8%, of the office CRE loan portfolio, and greater than 80% for $11.1 million, or 2.3%, of the office CRE loan portfolio at March 31, 2026. LTV collateral values are based on the most recent appraisal, which varies from the initial loan boarding to interim credit reviews. LTV estimates for the office CRE loan portfolio March 31, 2026 are summarized in the table below and LTV collateral values are based on the most recent appraisal, which may vary from the appraised value at loan origination.

LTV Range ($ in thousands)	Loan Count	Loan Balance	% of Office CRE
Less than or equal to 50%	234	$167,305	34.8%
Greater than 50% and less than or equal to 60%	75	122,649	25.5
Greater than 60% and less than or equal to 70%	92	142,127	29.6
Greater than 70% and less than or equal to 80%	52	37,694	7.8
Greater than 80%	14	11,075	2.3
Total	467	$480,850	100.0%
There were 17 office CRE loans with balances greater than $5.0 million, totaling $164.8 million at March 31, 2026, compared to 17 loans totaling $166.1 million at December 31, 2025. The decrease in this portfolio segment was the result of normal amortization. Of the office CRE portfolio balance, 81.1% of the loans were secured by properties in rural or suburban areas with limited exposure to metropolitan cities and 97.5% were secured by properties with five stories or less at March 31, 2026. Of the office CRE loans, $28.7 million were classified as special mention or substandard at March 31, 2026. There were no charge-offs within the office CRE portfolio during the three months ended March 31, 2026.
Maturity of Loan Portfolio
The following table sets forth the maturities and interest rate sensitivity of the loan portfolio at March 31, 2026. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as maturing within one year.

($ in thousands)	Maturing Within One Year	Maturing After One But Within Five Years	Maturing After Five But Within 15 Years	Maturing After 15 Years	Total
Commercial real estate	$273,337	$814,174	$709,035	$803,269	$2,599,815
Residential real estate	58,264	126,654	118,401	1,122,414	1,425,733
Construction	214,770	100,606	25,984	1,475	342,835
Commercial	62,153	77,693	61,395	19,592	220,833
Consumer	2,103	82,014	89,090	81,271	254,478
Credit cards	1,881	2,137	318	—	4,336
Total	$612,508	$1,203,278	$1,004,223	$2,028,021	$4,848,030

Rate Terms:
Fixed-interest rate loans	$428,451	$1,011,106	$555,629	$282,167	$2,277,353
Adjustable-interest rate loans	184,057	192,172	448,594	1,745,854	2,570,677
Total	$612,508	$1,203,278	$1,004,223	$2,028,021	$4,848,030
Loans Related to Cannabis Business
Loan balances related to our cannabis business were $91.9 million and $86.2 million, or 1.90% and 1.76% of total gross loans, as of March 31, 2026 and December 31, 2025, respectively.

Asset Quality
ACL and Provision for Credit Losses
The ACL as a percentage of loans increased to 1.21% at March 31, 2026, compared to 1.20% at December 31, 2025. At March 31, 2026, the Company’s ACL decreased $355 thousand, to $58.5 million from $58.8 million at December 31, 2025. The decrease in the general allowance was primarily due to loan payoffs, partially offset by unfavorable economic conditions in 2026.
The Company recorded a provision for credit losses on loans of $85 thousand for the three months ended March 31, 2026, compared to $1.0 million for the three months ended March 31, 2025, primarily due to loan growth and net charge-offs, which amounted to $847 thousand, or 0.02% of average loans, for the three months ended March 31, 2026, compared to net charge-offs of $554 thousand, or 0.01% of average loans, for the three months ended March 31, 2025. The increase in charge-offs in 2026 was primarily due to the marine and CRE portfolio. The ratio of annualized net charge-offs to average loans was 0.07% and 0.05% for the three months ended March 31, 2026 and 2025, respectively.
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

	Three Months Ended
	March 31, 2026			March 31, 2025
($ in thousands)	ACL Balance	Average Loan Balance(1)	%(2)	ACL Balance	Average Loan Balance(1)	%(2)
Commercial real estate	$21,672	$2,601,316	0.83%	$21,988	$2,541,527	0.87%
Residential real estate	22,993	1,424,583	1.61	22,393	1,333,781	1.68
Construction	4,806	347,973	1.38	3,842	352,323	1.09
Commercial	3,497	221,542	1.58	2,855	232,900	1.23
Consumer	5,415	262,174	2.07	6,574	304,520	2.16
Credit cards	98	4,369	2.24	390	6,686	5.83
Total	$58,481	$4,861,957	1.20	$58,042	$4,771,737	1.22
____________________________________
(1)Excludes loans held for sale.
(2)ACL balance as a percent of average loan balance of each category.

The following table presents the net charge-offs or recoveries by average loan portfolio category for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31, 2026			March 31, 2025
($ in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance(1)	Net Charge-off (Recovery) %	Net Charge-offs (Recoveries)	Average Loan Balance(1)	Net Charge-off (Recovery) %
Commercial real estate	$—	$2,601,316	0.00%	$(78)	$2,541,527	(0.01)%
Residential real estate	119	1,424,583	0.03	(1)	1,333,781	0.00
Construction	—	347,973	0.00	(1)	352,323	0.00
Commercial	176	221,542	0.32	(4)	232,900	(0.01)
Consumer(2)	475	262,174	0.73	396	304,520	0.53
Credit cards	77	4,369	7.15	242	6,686	14.68
Total	$847	$4,861,957	0.07	$554	$4,771,737	0.05
____________________________________
(1)Excludes loans held for sale.
(2)Includes the marine portfolio.
Classified Assets

Classified assets are substandard loans, repossessed assets and OREO. The following tables present the Company’s classified assets by loan portfolio category at March 31, 2026 and December 31, 2025.

	March 31, 2026
($ in thousands)	Classified Loans	Other Real Estate Owned	Repossessed Assets	Total Classified Assets
Commercial real estate	$64,453	$—	$—	$64,453
Residential real estate	10,225	—	—	10,225
Construction	403	69	—	472
Commercial	6,659	—	—	6,659
Consumer	534	—	3,345	3,879
Credit cards	63	—	—	63
Total	$82,337	$69	$3,345	$85,751

	December 31, 2025
($ in thousands)	Classified Loans	Other Real Estate Owned	Repossessed Assets	Total Classified Assets
Commercial real estate	$40,677	$—	$—	$40,677
Residential real estate	11,084	—	—	11,084
Construction	331	113	—	444
Commercial	4,255	—	—	4,255
Consumer	971	—	2,879	3,850
Credit cards	48	—	—	48
Total	$57,366	$113	$2,879	$60,358
The following table presents the Company’s total classified assets as a percentage of total assets and risk-based capital at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
Total classified assets as a percentage of total assets	1.38%	0.96%
Total classified assets as a percentage of risk-based capital	12.71	9.14
Classified assets increased $25.4 million to $85.8 million, or 1.38% of total assets, at March 31, 2026, from $60.4 million, or 0.96% of total assets, at December 31, 2025.
Special Mention Loans
The following table presents the Company’s special mention loans by loan portfolio category at March 31, 2026 and December 31, 2025.

($ in thousands)	March 31, 2026	December 31, 2025
Commercial real estate	$79,759	$52,347
Residential real estate	17,601	19,065
Construction	—	—
Commercial	411	1,318
Consumer	—	671
Credit cards	—	—
Total special mention loans	$97,771	$73,401
Special mention loans increased to $97.8 million at March 31, 2026 compared to $73.4 million at December 31, 2025 and $33.5 million at March 31, 2025. As of March 31, 2026, there were six special mention loans with individual balances greater than $5.0 million, totaling $79.1 million. These loans consist primarily of multifamily commercial real estate and other commercial real estate exposures that are well-collateralized. Management does not currently expect material losses on these credits and is actively engaged in credit oversight and timely execution of workout strategies.
Nonperforming Assets

Nonperforming assets were $68.4 million and $43.2 million, or 1.10% and 0.69% of total assets, as of March 31, 2026 and December 31, 2025, respectively. Nonperforming assets primarily consist of two large relationships with an aggregate loan balance of $45.6 million. These non performing loans primarily consists of multifamily and office commercial real estate based in North Carolina and Virginia. As of March 31, 2026, these loans are well-secured by collateral and required minimal individual reserves. When comparing March 31, 2026 to March 31, 2025, nonperforming assets increased $49.5 million, primarily due to an increase in nonaccrual loans of $49.6 million and an increase in repossessed marine and auto loans of $806 thousand, partially offset by a decrease in loans 90 days past due and accruing of $894 thousand. Substandard loans, which include nonaccrual loans and accruing loans 90 days or more past due were $82.3 million at March 31, 2026 compared to $57.4 million at December 31, 2025 and $19.4 million at March 31, 2025.
The following table summarizes our nonperforming assets as of March 31, 2026 and December 31, 2025.

($ in thousands)	March 31, 2026	December 31, 2025
Nonperforming assets
Nonaccrual loans	$64,958	$39,960
Total loans 90 days or more past due and still accruing	—	255
OREO	69	113
Repossessed assets	3,345	2,879
Total nonperforming assets	$68,372	$43,207

As a percent of total loans:
Nonaccrual loans	1.34%	0.82%

As a percent of total loans and OREO:
Nonperforming assets	1.41%	0.88%

As a percent of total assets:
Nonaccrual loans	1.05%	0.64%
Nonperforming assets	1.10	0.69
Off-Balance Sheet Credit Exposure Reserve
The Company’s reserve for off-balance sheet credit exposure was $1.7 million and $2.0 million at March 31, 2026 and December 31, 2025, respectively. The Company monitors line of credit usage and did not see substantive increases in usage or expected usage during the three months ended March 31, 2026.

Deposits
The following is a breakdown of the Company’s deposit portfolio at March 31, 2026 and December 31, 2025:

($ in thousands)	March 31, 2026		December 31, 2025
	Balance	% of Total Deposits	Balance	% of Total Deposits	$ Change	% Change
Noninterest-bearing deposits	$1,567,425	28.70%	$1,587,953	28.69%	$(20,528)	(1.3)%
Interest-bearing deposits:
Interest-bearing checking	812,847	14.88	852,585	15.41	(39,738)	(4.7)
Money market and savings	1,795,619	32.88	1,814,928	32.80	(19,309)	(1.1)
Time deposits	1,274,766	23.34	1,267,487	22.90	7,279	0.6
Brokered deposits	10,963	0.20	10,911	0.20	52	0.5
Total interest-bearing	3,894,195	71.30	3,945,911	71.31	(51,716)	(1.3)

Total deposits	$5,461,620	100.00%	$5,533,864	100.00%	$(72,244)	(1.3)
Total deposits decreased $72.2 million, to $5.46 billion at March 31, 2026 when compared to December 31, 2025. The decrease in total deposits was primarily due to a decrease in interest-bearing checking deposits of $39.7 million, a decrease in noninterest-bearing accounts of $20.5 million and a decrease in money market and savings accounts of $19.3 million. These decreases were partially offset by an increase in time deposits of $7.3 million. The decrease was due to seasonal municipal deposit run offs.
Total estimated uninsured deposits were $933.0 million, or 17.1% of total deposits, at March 31, 2026 and $937.2 million, or 16.9% of total deposits, at December 31, 2025. At March 31, 2026 there were $147.0 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank’s uninsured deposits at March 31, 2026, excluding the market value of pledged collateral, were $786.0 million, or 14.4%, of total deposits.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At March 31, 2026, the Bank had two local municipal customer deposit relationships that exceeded 2% of total deposits, totaling $334.9 million, which represented 6.10% of total deposits of $5.49 billion. At December 31, 2025, there were three customer deposit relationships that exceeded 2% of total deposits, totaling $539.0 million, which represented 9.70% of total deposits of $5.56 billion. Deposit balances related to the cannabis business were $154.4 million and $159.4 million, or 2.83% and 2.88% of total deposits, as of March 31, 2026 and December 31, 2025, respectively.
Wholesale Funding – Short-Term Borrowings
The Company borrows from the FHLB on a short-term basis to meet liquidity needs. There were no short-term borrowings outstanding as of March 31, 2026 and December 31, 2025.
The Company’s wholesale funding, which includes FHLB advances and brokered deposits, was $11.0 million and $10.9 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the Company had $11.0 million of brokered deposits and no FHLB advances or securities sold under agreements to repurchase or overnight borrowings from correspondent banks. At December 31, 2025, the Company had $10.9 million of brokered deposits and no FHLB advances or securities sold under agreements to repurchase or overnight borrowings from correspondent banks.
Long-Term Debt
The Company occasionally borrows from the FHLB to meet longer-term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had no long-term borrowings with the FHLB as of March 31, 2026.
In November 2025, the Company issued $60 million in subordinated debt maturing in 2035, carrying a fixed interest rate of 6.25% through November 2030. The proceeds were used to fully redeem two existing subordinated debt issuances totaling $44.5 million.
As a result of the merger with Severn Bancorp, Inc., effective October 31, 2021, the Company assumed liability for Junior Subordinated Debt Securities due in 2035, which had an outstanding principal balance of $20.6 million. The debt balances of $19.0 million at March 31, 2026 and $19.0 million at December 31, 2025 were presented net of fair value adjustments of $1.6 million and $1.7 million, respectively.

Additionally, as a result of the merger with The Community Financial Corporation in 2023, the Company assumed liability for Junior Subordinated Debt Securities with an outstanding principal balance of $12.4 million. The debt balances of $11.2 million and $11.2 million were presented net of fair value adjustments of $1.1 million and $1.2 million at March 31, 2026 and December 31, 2025, respectively.
Stockholders’ Equity
Total stockholders’ equity increased $12.8 million, or 2.2%, to $602.7 million at March 31, 2026 when compared to December 31, 2025, primarily due to $17.1 million of net income, partially offset by dividends declared of $4.0 million and an increase in accumulated other comprehensive loss of $677 thousand.

($ in thousands, except per share data)	March 31, 2026	December 31, 2025	$ Change	% Change
Common stock, $0.01 par value per share	$335	$334	$1	0.3%
Additional paid-in capital	361,013	360,554	459	0.1
Retained earnings	246,636	233,578	13,058	5.6
Accumulated other comprehensive loss	(5,270)	(4,593)	(677)	14.7
Total stockholders’ equity	$602,714	$589,873	$12,841	2.2

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
The Company derives liquidity through increased customer deposits, cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. The net decrease in cash and cash equivalents was $14.7 million for the three months ended March 31, 2026, compared to a net decrease of $70.8 million for the three months ended March 31, 2025. The decrease in cash and cash equivalents in the three months ended March 31, 2026 was primarily due to a $51.7 million decrease in interest-bearing deposits and a $20.5 million decrease in noninterest-bearing deposits.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. At March 31, 2026, the Bank had approximately $1.43 billion of available liquidity, including $340.8 million in cash and cash equivalents, $328.0 million in unpledged securities, $14.7 million in secured borrowing capacity with the FRB and $777.6 million in secured borrowing capacity at the FHLB of Atlanta, partially offset by a letter of credit of $33.7 million. In addition, the Bank has arrangements with other correspondent banks whereby it has $376.3 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs that may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. Through the FHLB, the Bank had available lendable collateral of approximately $777.6 million and $788.1 million at March 31, 2026 and December 31, 2025, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB of Atlanta. The Bank has pledged investment securities with the FRB under the FRB Discount Window program. The following table presents the Company’s liquidity in use and liquidity available as of March 31, 2026.

	March 31, 2026
($ in thousands)	Liquidity in Use	Liquidity Available
FHLB secured borrowings(1)	$33,667	$777,552
Unsecured federal fund purchase lines	—	376,295
FRB discount window	—	14,691

Unpledged assets
Cash and cash equivalents	N/A	$340,822
Investment securities	N/A	327,958
Total	$33,667	$1,837,318

____________________________________
(1)The Bank has pledged a portion of the commercial real estate and residential loan portfolio to the FHLB to secure the line of credit.

For information about risks relating to liquidity, see “Risk Factors – Risks Relating to Our Business” included in Part I, Item 1A in the 2025 Annual Report.
CAPITAL RESOURCES
The Bank and the Company are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (“PCA”), the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1 (“CET1”), Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 12.50%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank was deemed “well-capitalized” under applicable regulatory capital requirements at March 31, 2026.
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
As of March 31, 2026, the Bank and the Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well-capitalized” for purposes of the PCA regulations. The following tables present the applicable capital ratios for the Company and the Bank as of March 31, 2026 and December 31, 2025.

March 31, 2026	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	9.12%	10.97%	11.60%	14.08%
The Bank	9.58	12.18	12.18	13.43

December 31, 2025	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	8.82%	10.52%	11.15%	13.61%
The Bank	9.30	11.75	11.75	13.00
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
See Note 10 – “Regulatory Capital Requirements” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about the regulatory capital positions of the Bank and the Company. For information about risks relating to liquidity, see “Risk Factors” included in Part I, Item 1A of the 2025 Annual Report.

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

($ in thousands, except per share data)	March 31, 2026	December 31, 2025
Total assets	$6,206,063	$6,258,818
Less: intangible assets
Goodwill	(63,266)	(63,266)
Core deposit intangible	(27,742)	(29,722)
Total intangible assets	(91,008)	(92,988)
Tangible assets	$6,115,055	$6,165,830

Total common equity	$602,714	$589,873
Less: intangible assets	(91,008)	(92,988)
Tangible common equity	$511,706	$496,885

Common shares outstanding at period end	33,451,063	33,413,503

Common equity to assets	9.71%	9.42%
Tangible common equity to tangible assets	8.37	8.06

Book value per common share at period end	$18.02	$17.65
Tangible book value per common share at period end	15.30	14.87

Return on Average Common Equity (“ROACE”)
ROACE is a financial ratio that measures the profitability of a company in relation to the average stockholders’ equity. This financial metric is expressed in the form of a percentage which is equal to net income divided by the average stockholders’ equity for a specific period of time.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net income	$17,088	$13,764
Annualized net income	$69,301	$55,821

ROACE	11.55%	10.20%

Average stockholders’ equity	$600,212	$547,443
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

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net income	$17,088	$13,764
Add: amortization of other intangible assets, net of tax	1,493	1,717
Net income excluding amortization of other intangible assets – non-GAAP	$18,581	$15,481
Annualized net income excluding amortization of other intangible assets – non-GAAP	$75,356	$62,784

ROATCE – non-GAAP	14.83%	14.05%

Average stockholders’ equity	$600,212	$547,443
Less: Average goodwill and core deposit intangible	(92,086)	(100,514)
Average tangible common equity	$508,126	$446,929

Adjusted Efficiency Ratio – Non-GAAP
Adjusted efficiency ratio – non-GAAP is computed by dividing (i) noninterest expense less amortization of other intangible assets and credit card fraud losses by (ii) the sum of taxable-equivalent NII and noninterest income less the sale and the fair value of held for sale assets, as applicable. Adjusted efficiency ratio – non-GAAP may not be comparable to similar non-GAAP measures used by other companies.

	Three Months Ended March 31,
($ in thousands)	2026	2025

Noninterest expense	$37,056	$33,747
Less: Amortization of other intangible assets	(1,980)	(2,278)
Adjusted noninterest expense	$35,076	$31,469

Adjusted efficiency ratio – non-GAAP	58.57%	59.25%

Net interest income	$52,555	$45,898
Add: taxable-equivalent adjustment	89	81
Taxable-equivalent net interest income	$52,644	$45,979

Noninterest income	$7,244	$7,134
Adjusted noninterest income	$7,244	$7,134

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk is interest rate fluctuation, and management has procedures in place to evaluate and mitigate this risk. This risk and these procedures are discussed in Part II, Item 7A of the 2025 Annual Report under the caption “Quantitative and Qualitative Disclosures About Market Risk.” Management recognizes that recent changes in interest rates have had an impact on the Company’s market risk. The procedures used to evaluate and mitigate these risks remain unchanged, and we continue to monitor actual and simulated sensitivity positions since December 31, 2025.
The Company prepares a current base case and several alternative simulations at least quarterly. Current interest rates are shocked by +/- 100, 200, 300 and 400 bps. In addition, the Company simulates additional rate curve scenarios. The Company may elect not to use particular scenarios that it determines are impractical in a current rate environment.
The Company’s internal limits for parallel shock scenarios are as follows:

Shock in bps	Net Interest Income	Economic Value of Equity
+/- 400	- 25%	- 40%
+/- 300	- 20%	- 30%
+/- 200	- 15%	- 20%
+/- 100	- 10%	- 10%
It is management’s goal to manage the Bank’s portfolios so that NII at risk over 12 and 24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of March 31, 2026 and December 31, 2025, the Company did not exceed any Board-approved limits for the percentage changes in NII or economic value of equity.
Measures of NII at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.
The following schedule estimates the changes in NII over a 12-month period for parallel rate shocks for up 400, 300, 200 and 100 bps, and down 100, 200 and 300 bps scenarios.

Change in Interest Rates:	+ 400 bps	+ 300 bps	+ 200 bps	+ 100 bps	- 100 bps	- 200 bps	- 300 bps
Policy limit	- 25%	- 20%	- 15%	-10%	- 10%	- 15%	- 20%

March 31, 2026	(11.8)%	(8.8)%	(5.8)%	(2.9)%	3.2%	5.1%	5.6%
December 31, 2025	(10.1)%	(7.5)%	(5.0)%	(2.5)%	1.8%	1.8%	0.9%
Measures of equity value at risk indicate the ongoing economic value of the Company by considering the effects of changes in interest rates on all of the Company’s cash flows, and by discounting the cash flows to estimate the present value of assets and liabilities.
The following schedule estimates the changes in the economic value of equity over a 12-month period for parallel shocks for up 400, 300, 200 and 100 bps, and down 100, 200 and 300 bps scenarios.

Change in Interest Rates:	+ 400 bps	+ 300 bps	+ 200 bps	+ 100 bps	- 100 bps	- 200 bps	- 300 bps
Policy limit	- 40%	- 30%	- 20%	- 10%	- 10%	- 20%	- 30%

March 31, 2026	(15.5)%	(10.7)%	(6.6)%	(2.8)%	1.9%	0.3%	(3.3)%
December 31, 2025	(18.9)%	(13.3)%	(8.4)%	(3.8)%	2.5%	1.9%	0.9%
As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing tables. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate mortgage loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if interest rates change, expected rates of prepayments on loans and early withdrawals from certificates of deposit could deviate significantly from those assumed in calculating the tables. As of January 1, 2026, the Company adopted a new vendor and updated the model and related assumptions used to calculate NII and economic value of equity. The new model is more reflective of current economic conditions. Accordingly, the economic value of equity as of December 31, 2025 has been restated to conform to the new model and assumptions.

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as define Exchange Act Rules 13a-15(f) and 15d-15(f)) as of March 31, 2026. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as of March 31, 2026 were effective.
Management’s annual report on internal control over financial reporting is located on page 55 of the 2025 Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined by Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
From time to time the Company may become involved in legal proceedings. At the present time, there are no proceedings which the Company believes will have a material adverse impact on the financial condition or earnings of the Company.
Item 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed under Part I, Item 1A in our 2025 Annual Report.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no repurchases or unregistered sales of the Company’s common stock, $0.01 par value per share, during the three months ended March 31, 2026.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
This item is not applicable.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
101	Inline Interactive Data File.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORE BANCSHARES, INC.

Date: May 4, 2026	By:	/s/ James M. Burke
James M. Burke
President & Chief Executive Officer

Date: May 4, 2026	By:	/s/ Charles S. Cullum
Charles S. Cullum
Executive Vice President & Chief Financial Officer