Form 10-Q
period 2026-06-30
SHORE BANCSHARES INC
filed 2026-08-03
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of July 30, 2026 was 33,372,276.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and due from banks	$53,335	$50,164
Interest-bearing deposits with other banks	204,335	305,402
Cash and cash equivalents	257,670	355,566
Investment securities:
Available for sale, at fair value (amortized cost of $295,747 and $226,677 at June 30, 2026 and December 31, 2025, respectively)	287,369	220,358
Held to maturity, net of allowance for credit losses of $76 and $99 (fair value of $328,696 and $378,116 at June 30, 2026 and December 31, 2025, respectively)	366,213	414,827
Equity securities, at fair value	6,218	6,186
Restricted securities, at cost	18,003	17,989
Loans held for sale, at fair value	30,827	32,540
Loans held for investment	4,877,749	4,900,302
Less: allowance for credit losses	(58,737)	(58,836)
Loans, net	4,819,012	4,841,466

Premises and equipment, net	79,580	80,168
Goodwill	63,266	63,266
Other intangible assets, net	25,767	29,722
Right-of-use assets	9,691	10,523
Cash surrender value on life insurance	107,724	105,839
Accrued interest receivable	20,021	18,551
Deferred income taxes	30,657	29,825
Other assets	29,413	31,992
TOTAL ASSETS	$6,151,431	$6,258,818

LIABILITIES
Deposits:
Noninterest-bearing	$1,606,809	$1,587,953
Interest-bearing checking	833,602	852,585
Money market and savings	1,710,570	1,814,928
Time deposits	1,247,973	1,267,487
Brokered deposits	796	10,911
Total deposits	5,399,750	5,533,864
Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”), net	30,327	30,168
Subordinated debt, net	58,825	58,893
Total borrowings	89,152	89,061
Lease liabilities	10,199	11,027
Other liabilities	36,255	34,993
TOTAL LIABILITIES	5,535,356	5,668,945
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; shares authorized 50,000,000; shares issued and outstanding 33,416,336 and 33,413,503 at June 30, 2026 and December 31, 2025, respectively	334	334
Additional paid-in capital	361,048	360,554
Retained earnings	260,782	233,578
Accumulated other comprehensive loss	(6,089)	(4,593)
TOTAL STOCKHOLDERS’ EQUITY	616,075	589,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,151,431	$6,258,818
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
INTEREST INCOME
Interest on loans	$70,456	$69,607	$141,270	$137,123
Interest and dividends on taxable investment securities	5,387	5,331	10,501	10,332
Interest and dividends on tax-exempt investment securities	6	6	12	12
Interest on deposits with other banks	1,600	1,588	4,058	4,997
Total interest income	77,449	76,532	155,841	152,464

INTEREST EXPENSE
Interest on deposits	22,943	27,370	47,207	55,440
Interest on short-term borrowings	16	605	16	1,203
Interest on long-term borrowings	1,571	1,394	3,144	2,760
Total interest expense	24,530	29,369	50,367	59,403

NET INTEREST INCOME	52,919	47,163	105,474	93,061
Provision for credit losses	896	1,528	981	2,556
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	52,023	45,635	104,493	90,505

NONINTEREST INCOME
Service charges on deposit accounts	1,651	1,519	3,247	3,033
Trust and investment fee income	1,103	942	2,240	1,765
Mortgage banking revenue	1,554	2,379	3,004	3,619
Interchange credits	1,960	1,788	3,658	3,365
Other noninterest income	2,562	2,778	3,925	4,758
Total noninterest income	8,830	9,406	16,074	16,540

NONINTEREST EXPENSE
Salaries and employee benefits	18,462	17,742	38,101	34,182
Occupancy expense	2,495	2,472	5,062	5,010
Furniture and equipment expense	966	797	1,821	1,650
Software and data processing	5,335	4,819	10,475	9,510
Amortization of other intangible assets	1,975	2,272	3,955	4,550
Legal and professional fees	1,355	1,225	2,960	2,838
FDIC insurance premium expense	968	1,023	1,963	2,114
Marketing and advertising	275	384	586	638
Fraud losses	147	83	258	188
Other noninterest expense	3,690	3,593	7,543	7,477
Total noninterest expense	35,668	34,410	72,724	68,157

Income before income taxes	25,185	20,631	47,843	38,888
Income tax expense	6,320	5,124	11,890	9,617
NET INCOME	$18,865	$15,507	$35,953	$29,271

Basic net income per common share	$0.56	$0.46	$1.08	$0.88
Diluted net income per common share	$0.56	$0.46	$1.07	$0.88
Dividends paid per common share	$0.14	$0.12	$0.26	$0.24
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income	$18,865	$15,507	$35,953	$29,271

Other comprehensive income (loss):
Investment securities:
Unrealized holding (losses) gains on available for sale securities	(1,128)	1,004	(2,059)	2,671
Tax effect	309	(274)	563	(729)
Total other comprehensive (loss) income	(819)	730	(1,496)	1,942
Comprehensive income	$18,046	$16,237	$34,457	$31,213
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

($ in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2025	$334	$360,554	$233,578	$(4,593)	$589,873
Net income	—	—	17,088	—	17,088
Other comprehensive loss	—	—	—	(677)	(677)
Common shares issued for employee stock purchase plan	—	90	—	—	90
Stock-based compensation	1	369	—	—	370
Cash dividends at $0.12 per common share	—	—	(4,030)	—	(4,030)
Balances, March 31, 2026	$335	$361,013	$246,636	$(5,270)	$602,714
Net income	—	—	18,865	—	18,865
Other comprehensive loss	—	—	—	(819)	(819)
Retirement of common stock	(1)	(1,059)	—	—	(1,060)
Common shares issued for employee stock purchase plan	—	82	—	—	82
Stock-based compensation	—	1,012	—	—	1,012
Cash dividends at $0.14 per common share	—	—	(4,719)	—	(4,719)
Balances, June 30, 2026	$334	$361,048	$260,782	$(6,089)	$616,075
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) – Continued

($ in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2024	$333	$358,112	$190,166	$(7,545)	$541,066
Net income	—	—	13,764	—	13,764
Other comprehensive income	—	—	—	1,212	1,212
Stock-based compensation	—	460	—	—	460
Cash dividends at $0.12 per common share	—	—	(4,032)	—	(4,032)
Balances, March 31, 2025	$333	$358,572	$199,898	$(6,333)	$552,470
Net income	—	—	15,507	—	15,507
Other comprehensive income	—	—	—	730	730
Stock-based compensation	1	491	—	—	492
Cash dividends at $0.12 per common share	—	—	(4,005)	—	(4,005)
Balances, June 30, 2025	$334	$359,063	$211,400	$(5,603)	$565,194
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
($ in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,953	$29,271
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(7,949)	(6,737)
Provision for credit losses	981	2,556
Depreciation and amortization	7,150	8,126
Net amortization of securities	(201)	64
Amortization of and valuation adjustments on mortgage servicing rights	322	536
Amortization of debt issuance costs	139	61
Gain on mortgage loans held for sale	(2,608)	(2,291)
Gain on other mortgage loan activity	(135)	(938)
Proceeds from sale of mortgage loans held for sale	95,830	82,070
Originations of loans held for sale	(91,477)	(94,125)
Stock-based compensation expense	1,925	970
Deferred income tax expense (benefit)	(270)	156
Loss on sales and valuation adjustments of repossessed assets	621	123
Loss on disposal of fixed assets	—	48
Loss on disposal of premises held for sale	—	61
Loss on sales and valuation adjustments on other real estate owned	44	—
Fair value adjustment on equity securities	65	(106)
Bank-owned life insurance income	(981)	(1,287)
Net changes in:
Accrued interest receivable	(1,470)	(253)
Other assets	1,170	(1,696)
Accrued interest payable	(409)	88
Other liabilities	446	(5,251)
Net cash provided by operating activities	39,146	11,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of available for sale securities	26,823	12,573
Proceeds from maturities and principal payments of held to maturity securities	48,343	23,899
Purchases of available for sale securities	(95,397)	(48,171)
Purchases of held to maturity securities	—	(2,326)
Purchases of equity securities	(97)	(90)
Purchase of restricted securities	(14)	(158)
Net change in loans	28,859	(49,173)
Purchases of premises and equipment	(1,654)	(1,905)
Proceeds from sales of other real estate owned	69	—
Proceeds from sales of repossessed assets	728	1,531
Purchases of bank-owned life insurance	(408)	(152)
Proceeds from disposal of premises held for sale	—	843
Net cash provided by (used in) investing activities	$7,252	$(63,129)
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – Continued

	Six Months Ended June 30,
($ in thousands)	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	$18,856	$12,314
Interest-bearing deposits	(152,970)	(227,461)
Shares withheld as tax payments associated with settlement of restricted stock units	(543)	—
Common stock dividends paid	(8,749)	(8,037)
Retirement of common stock	(1,060)	—
Issuance of common stock	172	—
Net cash used in financing activities	(144,294)	(223,184)
Net decrease in cash and cash equivalents	(97,896)	(274,867)
Cash and cash equivalents at beginning of period	355,566	459,851
Cash and cash equivalents at end of period	$257,670	$184,984

Supplemental cash flow information:
Interest paid	$50,478	$58,022
Income taxes paid	12,830	7,985
Recognition of lease liabilities arising from right-of-use assets	—	912
Transfers from loans to repossessed assets	832	947
Transfer from loans held for sale to loans held for investment	—	649
Unrealized (losses) gains on available for sale securities	(2,059)	2,671
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
Recent Accounting Pronouncements
In January 2026, the Company adopted Accounting Standards Update (“ASU”) 2025‑08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expanded the use of the gross‑up method beyond purchased credit‑deteriorated (“PCD”) assets to include purchased seasoned loans (“PSLs”). Under the amended guidance, a non‑PCD loan (excluding credit cards) is considered seasoned if it is acquired in a business combination, or if it is purchased at least 90 days after origination and the acquirer was not involved in the origination of the loan. Qualifying PSLs are recorded at acquisition at their purchase price plus an allowance for expected credit losses, with no corresponding provision for credit losses recognized at acquisition, thereby eliminating the Day 1 provision for credit losses previously required for non‑PCD acquired loans. The early adoption of this guidance did not result in a material impact on the Company’s (consolidated) financial statements at the time of adoption; however, it is expected to reduce income statement volatility in future periods by eliminating Day 1 provisions for credit losses on qualifying acquired loans and improving comparability in acquisition accounting.

Note 2 – Investment Securities
The following tables provide information on the amortized cost and estimated fair values of investment securities as of June 30, 2026 and December 31, 2025.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities(1):
June 30, 2026
U.S. Treasury and government agency securities	$22,029	$—	$1,774	$20,255
Mortgage-backed securities	253,895	170	7,079	246,986
Other debt securities(2)	19,823	520	215	20,128
Total	$295,747	$690	$9,068	$287,369

December 31, 2025
U.S. Treasury and government agency securities	$22,303	$2	$1,689	$20,616
Mortgage-backed securities	200,105	331	5,409	195,027
Other debt securities(2)	4,269	446	—	4,715
Total	$226,677	$779	$7,098	$220,358
____________________________________
(1)No available for sale (“AFS”) securities were sold during the three and six months ended June 30, 2026 and 2025.
(2)Other debt securities includes corporate and municipal bond obligations of state and political entities.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to maturity securities:
June 30, 2026
U.S. Treasury and government agency securities	$74,767	$—	$4,384	$70,383	$—
Mortgage-backed securities	284,564	130	33,069	251,625	—
Other debt securities(1)	6,958	23	293	6,688	76
Total	$366,289	$153	$37,746	$328,696	$76

December 31, 2025
U.S. Treasury and government agency securities	$104,836	$2	$4,513	$100,325	$—
Mortgage-backed securities	303,129	255	32,167	271,217	—
Other debt securities(1)	6,961	33	420	6,574	99
Total	$414,926	$290	$37,100	$378,116	$99
____________________________________
(1)Other debt securities includes corporate and municipal bond obligations of state and political entities.
Equity securities with aggregate fair values of $6.2 million as of both June 30, 2026 and December 31, 2025 are presented separately on the consolidated balance sheets. The fair value adjustments recorded through earnings totaled a loss of $26 thousand and a gain of $19 thousand for the three months ended June 30, 2026 and 2025, respectively. The fair value adjustments recorded through earnings totaled loss of $65 thousand and a gain of $106 thousand for the six months ended June 30, 2026 and 2025, respectively.
The following table summarizes the activity in the allowance for credit losses (“ACL”) on held to maturity (“HTM”) securities for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Balance, beginning of period	$81	$178	$99	$203
Reversal of credit losses, other debt securities	(5)	21	(23)	(4)
Balance, end of period	$76	$199	$76	$199

A reversal of the provision for credit losses of $5 thousand and an additional allowance of $21 thousand was recorded on HTM corporate and municipal bonds for the three months ended June 30, 2026 and 2025, respectively. A reversal of the provision for credit losses of $23 thousand and $4 thousand was recorded on HTM corporate and municipal bonds for the six months ended June 30, 2026 and 2025, respectively.
The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025.

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Available for sale securities:
U.S. Treasury and government agency securities	$2,473	$1	$17,726	$1,773	$20,199	$1,774
Mortgage-backed securities	136,596	2,018	61,412	5,061	198,008	7,079
Other debt securities	13,535	215	—	—	13,535	215
Total	$152,604	$2,234	$79,138	$6,834	$231,742	$9,068

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available for sale securities:
U.S. Treasury and government agency securities	$—	$—	$18,027	$1,689	$18,027	$1,689
Mortgage-backed securities	102,954	531	47,656	4,878	150,610	5,409
Total	$102,954	$531	$65,683	$6,567	$168,637	$7,098
There were 143 AFS debt securities with a fair value below the amortized cost basis, with unrealized losses totaling $9.1 million as of June 30, 2026. The Company concluded that a credit loss did not exist in its AFS securities portfolio as of June 30, 2026, and no impairment loss has been recognized based on the fact that (1) changes in fair value were primarily caused by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company intends to hold these investments in debt securities to maturity and it is more likely than not the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All AFS and HTM securities were current with no securities past due or on nonaccrual as of June 30, 2026 and December 31, 2025.
There were 143 AFS and 164 HTM securities in an unrealized loss position at June 30, 2026. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were 122 AFS and 169 HTM securities in an unrealized loss position at December 31, 2025. Net unrealized losses with respect to the AFS securities totaled $8.4 million and $6.3 million as of June 30, 2026 and December 31, 2025, respectively.

The following table provides information on the amortized cost and estimated fair values of investment securities by contractual maturity date at June 30, 2026.

	Available for Sale		Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,460	$2,459	$24,305	$23,865
Due after one year through five years	21,115	19,487	43,176	40,839
Due after five years through ten years	18,208	18,368	10,456	9,043
Due after ten years	69	69	3,788	3,324
Total non-mortgage-backed securities	$41,852	$40,383	$81,725	$77,071
Mortgage-backed securities	253,895	246,986	284,564	251,625
Total	$295,747	$287,369	$366,289	$328,696
The maturity dates for debt securities are determined using contractual maturity dates. Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations without prepayment penalties.
The Company has securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. At June 30, 2026, the aggregate carrying value of AFS and HTM pledged securities was $87.7 million and $215.4 million, respectively. The comparable amounts for December 31, 2025 were $69.4 million and $218.6 million, respectively.
The following table sets forth the amortized cost and estimated fair values of securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged available for sale securities	$91,010	$87,668	$75,123	$69,369
Pledged held to maturity securities	215,410	191,781	218,556	197,146
There were no obligations of any issuer exceeding 10% of stockholders’ equity at June 30, 2026 or December 31, 2025.
Note 3 – Loans and Allowance for Credit Losses
The measurement of expected credit losses under the current expected credit loss methodology promulgated by ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the most significant accounting policies that the Company follows, see Note 1 – “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of the 2025 Annual Report.
The following table provides information about the principal classes of the loan portfolio at June 30, 2026 and December 31, 2025.

($ in thousands)	June 30, 2026	% of Total Loans	December 31, 2025	% of Total Loans
Commercial real estate	$2,603,014	53.37%	$2,643,996	53.95%
Residential real estate	1,470,401	30.15	1,414,964	28.88
Construction	337,779	6.92	344,903	7.04
Commercial	220,712	4.52	226,006	4.61
Consumer	241,751	4.96	265,912	5.43
Credit cards	4,092	0.08	4,521	0.09
Total loans	4,877,749	100.00%	4,900,302	100.00%
Less: allowance for credit losses	(58,737)		(58,836)
Total loans, net	$4,819,012		$4,841,466

Loans are stated at their principal amount outstanding, net of any purchase premiums or discounts, deferred fees, and costs. Included in loans were deferred costs, net of fees, of $3.1 million at both June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, loans included $1.34 billion and $1.49 billion, respectively, of aggregate loans that were acquired as part of the acquisitions of Severn Bancorp, Inc. (“Severn”) and The Community Financial Corporation (“TCFC”). These balances are presented net of the related aggregate discounts, which totaled $70.0 million and $78.2 million at June 30, 2026 and December 31, 2025, respectively.
The following tables provide information on the amortized cost basis of nonaccrual loans by loan class as of June 30, 2026 and December 31, 2025.

($ in thousands)	Nonaccrual With No Allowance For Credit Losses	Nonaccrual With An Allowance For Credit Losses	Total Nonaccrual Loans
June 30, 2026
Nonaccrual loans:
Commercial real estate	$50,428	$667	$51,095
Residential real estate	9,032	1,542	10,574
Construction	154	—	154
Commercial	203	2,286	2,489
Consumer	450	38	488
Credit cards	—	18	18
Total	$60,267	$4,551	$64,818

Interest income	$966	$80	$1,046

($ in thousands)	Nonaccrual With No Allowance For Credit Losses	Nonaccrual With An Allowance For Credit Losses	Total Nonaccrual Loans
December 31, 2025
Nonaccrual loans:
Commercial real estate	$6,135	$19,498	$25,633
Residential real estate	9,594	544	10,138
Construction	88	—	88
Commercial	2,297	784	3,081
Consumer	898	74	972
Credit cards	—	48	48
Total	$19,012	$20,948	$39,960

Interest income	$285	$363	$648

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
June 30, 2026
Nonaccrual loans:
Commercial real estate	$3,437	$47,658	$51,095
Residential real estate	5,740	4,834	10,574
Construction	154	—	154
Commercial	17	2,472	2,489
Consumer	88	400	488
Credit cards	—	18	18
Total	$9,436	$55,382	$64,818

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
December 31, 2025
Nonaccrual loans:
Commercial real estate	$2,809	$22,824	$25,633
Residential real estate	3,808	6,330	10,138
Construction	88	—	88
Commercial	196	2,885	3,081
Consumer	491	481	972
Credit cards	32	16	48
Total	$7,424	$32,536	$39,960
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
Consumer credit cards are monitored based on a borrower’s payment history. Credit card loans are classified as performing and are typically charged-off no later than 180 days or when, in the opinion of management, the collection of principal or interest is considered doubtful. As of June 30, 2026, there were two credit cards that were evaluated based on economic conditions specific to the loans or borrowers, and were downgraded to substandard and nonperforming.
Loans subject to risk rating are graded on a scale of 1 to 10.
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
Rating 10 – Loss – Loss assets are uncollectible or of little value.

The following table provides information on loan risk ratings as of June 30, 2026 and gross charge-offs during the six months ended June 30, 2026.

	Term Loans by Origination Year						Revolving loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior to 2022	2022	2023	2024	2025	2026
June 30, 2026
Commercial real estate
Pass	$1,227,989	$511,763	$193,215	$153,536	$258,137	$121,339	$17,791	$150	$2,483,920
Special mention	17,063	33,701	2,977	—	—	—	—	—	53,741
Substandard	26,182	17,822	19,536	1,070	608	—	135	—	65,353
Total	$1,271,234	$563,286	$215,728	$154,606	$258,745	$121,339	$17,926	$150	$2,603,014
Gross charge-offs	$(64)	$—	$—	$—	$—	$—	$—	$—	$(64)

Residential real estate
Pass	$456,836	$274,381	$194,586	$163,825	$144,243	$60,452	$145,231	$40	$1,439,594
Special mention	17,407	189	—	—	—	—	1,498	—	19,094
Substandard	8,051	1,535	308	512	—	—	1,307	—	11,713
Total	$482,294	$276,105	$194,894	$164,337	$144,243	$60,452	$148,036	$40	$1,470,401
Gross charge-offs	$(139)	$—	$—	$—	$—	$—	$(4)	$—	$(143)

Construction
Pass	$31,094	$6,767	$15,864	$72,192	$146,213	$47,513	$17,271	$469	$337,383
Substandard	155	—	—	—	241	—	—	—	396
Total	$31,249	$6,767	$15,864	$72,192	$146,454	$47,513	$17,271	$469	$337,779
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$44,280	$15,652	$13,274	$23,950	$32,384	$25,246	$57,574	$1,913	$214,273
Special mention	4	—	—	—	—	—	118	—	122
Substandard	832	546	428	528	17	280	3,686	—	6,317
Total	$45,116	$16,198	$13,702	$24,478	$32,401	$25,526	$61,378	$1,913	$220,712
Gross charge-offs	$(2)	$(37)	$(149)	$—	$—	$—	$(15)	$—	$(203)

Consumer
Pass	$45,221	$78,112	$32,361	$24,531	$39,041	$21,260	$737	$—	$241,263
Substandard	3	52	377	—	56	—	—	—	488
Total	$45,224	$78,164	$32,738	$24,531	$39,097	$21,260	$737	$—	$241,751
Gross charge-offs	$(542)	$(380)	$(12)	$(43)	$(19)	$—	$(2)	$—	$(998)

Total
Pass	$1,805,420	$886,675	$449,300	$438,034	$620,018	$275,810	$238,604	$2,572	$4,716,433
Special mention	34,474	33,890	2,977	—	—	—	1,616	—	72,957
Substandard	35,223	19,955	20,649	2,110	922	280	5,128	—	84,267
Total loans by risk category	$1,875,117	$940,520	$472,926	$440,144	$620,940	$276,090	$245,348	$2,572	$4,873,657

Total gross charge-offs	$(747)	$(417)	$(161)	$(43)	$(19)	$—	$(21)	$—	$(1,408)

The following table presents the amortized cost of credit card loans based on performing status and gross charge-offs during the six months ended June 30, 2026. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior to 2022	2022	2023	2024	2025	2026
June 30, 2026
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$4,074	$—	$4,074
Nonperforming	—	—	—	—	—	—	18	—	18
Total	$—	$—	$—	$—	$—	$—	$4,092	$—	$4,092
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(115)	$—	$(115)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$4,092	$—	$4,092

Total gross charge-offs	$(747)	$(417)	$(161)	$(43)	$(19)	$—	$(136)	$—	$(1,523)

Total recorded investment	$1,875,117	$940,520	$472,926	$440,144	$620,940	$276,090	$249,440	$2,572	$4,877,749

The following table provides information on loan risk ratings as of December 31, 2025 and gross charge-offs during the year ended December 31, 2025.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
December 31, 2025
Commercial real estate
Pass	$939,986	$364,719	$556,924	$242,170	$139,929	$265,405	$14,703	$27,136	$2,550,972
Special mention	15,105	2,884	34,014	344	—	—	—	—	52,347
Substandard	20,056	16,806	2,840	—	283	—	692	—	40,677
Total	$975,147	$384,409	$593,778	$242,514	$140,212	$265,405	$15,395	$27,136	$2,643,996
Gross charge-offs	$(109)	$(2,640)	$—	$—	$—	$—	$—	$—	$(2,749)

Residential real estate
Pass	$317,764	$182,198	$275,869	$215,397	$147,517	$114,300	$131,075	$695	$1,384,815
Special mention	3,719	14,777	—	504	—	—	65	—	19,065
Substandard	6,990	2,012	267	330	—	112	1,373	—	11,084
Total	$328,473	$198,987	$276,136	$216,231	$147,517	$114,412	$132,513	$695	$1,414,964
Gross charge-offs	$(5)	$—	$—	$—	$—	$—	$(45)	$—	$(50)

Construction
Pass	$27,094	$7,238	$7,047	$28,868	$108,885	$151,738	$13,070	$632	$344,572
Substandard	88	—	—	—	—	243	—	—	331
Total	$27,182	$7,238	$7,047	$28,868	$108,885	$151,981	$13,070	$632	$344,903
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$23,379	$25,518	$19,739	$14,925	$29,307	$35,202	$70,493	$1,870	$220,433
Special mention	104	27	107	105	76	54	845	—	1,318
Substandard	424	1,055	758	527	—	—	1,318	173	4,255
Total	$23,907	$26,600	$20,604	$15,557	$29,383	$35,256	$72,656	$2,043	$226,006
Gross charge-offs	$(71)	$—	$—	$(329)	$—	$—	$(381)	$(31)	$(812)

Consumer
Pass	$7,954	$45,750	$88,990	$39,576	$31,597	$49,634	$769	$—	$264,270
Special mention	—	—	671	—	—	—	—	—	671
Substandard	1	29	396	445	41	59	—	—	971
Total	$7,955	$45,779	$90,057	$40,021	$31,638	$49,693	$769	$—	$265,912
Gross charge-offs	$(451)	$(99)	$(1,595)	$(646)	$(324)	$—	$(18)	$—	$(3,133)

Total
Pass	$1,316,177	$625,423	$948,569	$540,936	$457,235	$616,279	$230,110	$30,333	$4,765,062
Special mention	18,928	17,688	34,792	953	76	54	910	—	73,401
Substandard	27,559	19,902	4,261	1,302	324	414	3,383	173	57,318
Total loans by risk category	$1,362,664	$663,013	$987,622	$543,191	$457,635	$616,747	$234,403	$30,506	$4,895,781

Total gross charge-offs	$(636)	$(2,739)	$(1,595)	$(975)	$(324)	$—	$(444)	$(31)	$(6,744)

The following table presents the amortized cost of credit card loans based on performing status and gross charge-offs during the year ended December 31, 2025. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
December 31, 2025
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$4,473	$—	$4,473
Nonperforming	—	—	—	—	—	—	48	—	48
Total	$—	$—	$—	$—	$—	$—	$4,521	$—	$4,521
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(535)	$—	$(535)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$4,521	$—	$4,521

Total gross charge-offs	$(636)	$(2,739)	$(1,595)	$(975)	$(324)	$—	$(979)	$(31)	$(7,279)

Total recorded investment	$1,362,664	$663,013	$987,622	$543,191	$457,635	$616,747	$238,924	$30,506	$4,900,302
The following tables provide information on the aging of the Company’s loan portfolio as of June 30, 2026 and December 31, 2025.

($ in thousands)	30‑59 Days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
June 30, 2026
Commercial real estate	$605	$334	$—	$1,964	$1,473	$4,376	$2,550,980	$47,658	$2,603,014
Residential real estate	4,271	470	—	1,456	4,284	10,481	1,455,086	4,834	1,470,401
Construction	—	—	—	34	120	154	337,625	—	337,779
Commercial	337	24	—	17	—	378	217,862	2,472	220,712
Consumer	366	97	—	10	78	551	240,800	400	241,751
Credit cards	51	—	20	—	—	71	4,003	18	4,092
Total	$5,630	$925	$20	$3,481	$5,955	$16,011	$4,806,356	$55,382	$4,877,749
Percent of total loans	0.12%	0.02%	0.00%	0.07%	0.12%	0.33%	98.53%	1.14%	100.00%

($ in thousands)	30‑59 days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
December 31, 2025
Commercial real estate	$1,684	$—	$—	$68	$2,741	$4,493	$2,616,679	$22,824	$2,643,996
Residential real estate	1,663	397	71	1,225	2,583	5,939	1,402,695	6,330	1,414,964
Construction	—	43	79	—	88	210	344,693	—	344,903
Commercial	—	4	—	46	150	200	222,921	2,885	226,006
Consumer	390	690	—	43	448	1,571	263,860	481	265,912
Credit cards	14	19	105	32	—	170	4,335	16	4,521
Total	$3,751	$1,153	$255	$1,414	$6,010	$12,583	$4,855,183	$32,536	$4,900,302
Percent of total loans	0.08%	0.02%	0.01%	0.03%	0.12%	0.26%	99.08%	0.66%	100.00%

The following tables provide a summary of the activity in the ACL allocated by loan class for the three and six months ended June 30, 2026 and 2025. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses from other loan classes.

($ in thousands)	Beginning Balance	Gross Charge-offs	Recoveries	Provisions (Reversal of Provisions)	Ending Balance
Three Months Ended June 30, 2026
Commercial real estate	$21,672	$(64)	$—	$(828)	$20,780
Residential real estate	22,993	(1)	8	531	23,531
Construction	4,806	—	1	1,346	6,153
Commercial	3,497	—	22	(142)	3,377
Consumer	5,415	(167)	93	(513)	4,828
Credit cards	98	(35)	20	(15)	68
Total(1)	$58,481	$(267)	$144	$379	$58,737

($ in thousands)	Beginning Balance	Gross Charge-offs	Recoveries	Provisions (Reversal of Provisions)	Ending Balance
Three Months Ended June 30, 2025
Commercial real estate	$21,988	$—	$—	$(1,809)	$20,179
Residential real estate	22,394	—	2	807	23,203
Construction	3,842	—	—	1,963	5,805
Commercial	2,854	—	81	(65)	2,870
Consumer	6,574	(598)	55	157	6,188
Credit cards	390	(189)	—	37	238
Total(1)	$58,042	$(787)	$138	$1,090	$58,483

($ in thousands)	Beginning Balance	Gross Charge-offs	Recoveries	Provisions (Reversal of Provisions)	Ending Balance
Six Months Ended June 30, 2026
Commercial real estate	$21,387	$(64)	$—	$(543)	$20,780
Residential real estate	22,510	(143)	31	1,133	23,531
Construction	5,968	—	1	184	6,153
Commercial	3,005	(203)	49	526	3,377
Consumer	5,767	(998)	449	(390)	4,828
Credit cards	199	(115)	23	(39)	68
Total(1)	$58,836	$(1,523)	$553	$871	$58,737

($ in thousands)	Beginning Balance	Gross Charge-offs	Recoveries	Provisions (Reversal of Provisions)	Ending Balance
Six Months Ended June 30, 2025
Commercial real estate	$22,846	$—	$78	$(2,745)	$20,179
Residential real estate	21,776	—	3	1,424	23,203
Construction	2,854	—	1	2,950	5,805
Commercial	3,138	(2)	87	(353)	2,870
Consumer	6,889	(1,080)	141	238	6,188
Credit cards	407	(431)	—	262	238
Total(1)	$57,910	$(1,513)	$310	$1,776	$58,483
____________________________________
(1)Excludes amounts pertaining to unfunded commitments.

The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment as of June 30, 2026 and December 31, 2025.

	June 30, 2026
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$65,352	$—	$65,352
Residential real estate	11,713	—	11,713
Construction	396	—	396
Commercial(1)	—	6,316	6,316
Consumer(2)	—	487	487
Total	$77,461	$6,803	$84,264

	December 31, 2025
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$40,676	$—	$40,676
Residential real estate	11,084	—	11,084
Construction	332	—	332
Commercial(1)	—	4,164	4,164
Consumer(2)	—	971	971
Total	$52,092	$5,135	$57,227
____________________________________
(1)Commercial loans are primarily secured by underlying business assets of the borrower.
(2)Consumer loans are primarily secured by automobiles and boats of the borrower.
Loan Modifications to Borrowers Experiencing Financial Difficulty
Loan modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, forbearance, term extensions and other combinations of actions intended to minimize economic loss and avoid foreclosure or repossession of collateral.
During the three and six months ended June 30, 2026, no loan modifications were made to borrowers experiencing financial difficulty.
The following table presents details of portfolio loans that were modified during the three and six months ended June 30, 2025, by loan category.

($ in thousands)	Quantity of Loans Modified	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Portfolio Segment

Commercial real estate	6	$—	$—	$1,351	$5,242	$—	$—	$6,593	0.25%
Commercial	3	—	—	72	116	—	—	188	0.08
Total	9	$—	$—	$1,423	$5,358	$—	$—	$6,781	0.14
As of June 30, 2026, of the loans with borrowers experiencing financial difficulty that were modified during the preceding 12 months, $140 thousand and zero were classified as current accrual and current nonaccrual, respectively. As of December 31, 2025, of the loans with borrowers experiencing financial difficulty that were modified during the preceding 12 months, $5.3 million and $170 thousand were classified as current accrual and current nonaccrual, respectively.
During the three and six months ended June 30, 2026 and 2025, there were no defaults on loan modifications made to borrowers experiencing financial difficulty in the preceding 12 months.

Foreclosure Proceedings
The Company had $64 thousand and $124 thousand of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure as of June 30, 2026 and December 31, 2025, respectively. The Company had $151 thousand and $95 thousand of commercial real estate loans collateralized by commercial real estate that were in the process of foreclosure as of June 30, 2026 and December 31, 2025, respectively.
Other Real Estate Owned (“OREO”) and Repossessed Assets
OREO and repossessed assets are adjusted for fair value upon transfer from loans to foreclosed assets, establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. The Company had OREO and repossessed asset balances of zero and $2.4 million as of June 30, 2026, respectively, and $113 thousand and $2.9 million as of December 31, 2025, respectively.
Mortgage Servicing Rights (“MSRs”)
Mortgage loans are sold with servicing retained and the MSRs are initially recorded at fair value with the income statement effect recorded in mortgage banking revenue in the consolidated statements of income. Subsequently, the MSRs are amortized to the income statement in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon fair value of the rights as compared to carrying amount. No impairments of MSRs were recognized for the three and six months ended June 30, 2026 and 2025, respectively. The Company recognized net servicing income of $122 thousand and $168 thousand during the three months ended June 30, 2026 and 2025, respectively, and net servicing income of $261 thousand and $103 thousand for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, the Company was servicing $324.2 million in loans for the Federal National Mortgage Association and $98.7 million in loans for Federal Home Loan Mortgage Corporation.
The following table presents activity in MSRs for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$4,983	$5,535	$5,142	$5,874
Net additions	—	15	—	58
Amortization expense	(163)	(154)	(322)	(206)
Other	—	—	—	(330)
Ending balance	$4,820	$5,396	$4,820	$5,396
The fair value of MSRs was determined using discount rates ranging from 9.0% to 9.0% at June 30, 2026 and 9.0% to 10.0% at December 31, 2025. The valuation on MSRs was not material at June 30, 2026 and December 31, 2025.
Depending on the stratification of the specific mortgage servicing right, prepayment speeds ranged from 5.72% to 8.00% and 5.84% to 8.48% for the three months ended June 30, 2026 and 2025, respectively, and 5.72% to 8.60% and 5.69% to 8.22% for the six months ended June 30, 2026 and 2025, respectively.
The associated weighted-average default rates were 0.21% and 0.14% for the three months ended June 30, 2026 and 2025, respectively, and 0.21% and 0.14% for the six months ended June 30, 2026 and 2025, respectively.

Note 4 – Goodwill and Other Intangible Assets
The following tables provide information on the significant components of goodwill and other acquired intangible assets as of June 30, 2026 and December 31, 2025.

	June 30, 2026
($ in thousands)	Goodwill	Core Deposit Intangible
Gross carrying amount	$63,266	$59,151
Accumulated amortization	—	(33,384)
Net carrying amount	$63,266	$25,767

	December 31, 2025
($ in thousands)	Goodwill	Core Deposit Intangible
Gross carrying amount	$63,266	$59,151
Accumulated amortization	—	(29,429)
Net carrying amount	$63,266	$29,722
The aggregate amortization expense for the core deposit intangible was $2.0 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively, and was $4.0 million and $4.5 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, the estimated future remaining amortization for core deposit intangibles within the years ending December 31 is as follows:

($ in thousands)	Amortization Expense
2026	$3,443
2027	6,208
2028	5,060
2029	3,980
2030	3,096
Thereafter	3,980
Total amortizing intangible assets	$25,767

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
The following tables present information about the Company’s leases as of and for the periods presented.

($ in thousands)	June 30, 2026	December 31, 2025
Right-of-use assets	$9,691	$10,523
Lease liabilities	$10,199	$11,027
Weighted-average remaining lease term	8.70 years	8.91 years
Weighted-average discount rate	3.38%	3.42%
Remaining lease term – min	0.17 years	0.36 years
Remaining lease term – max	15.18 years	15.68 years

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Operating lease cost	$513	$494	$1,025	$986
Total lease cost	$513	$494	$1,025	$986

Cash paid for amounts included in the measurement of lease liabilities	$512	$479	$1,021	$946
The following table presents a maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to total operating lease liabilities at June 30, 2026.

($ in thousands)	June 30, 2026
2026	$1,002
2027	1,875
2028	1,785
2029	1,360
2030	1,003
Thereafter	4,581
Total undiscounted cash flows	11,606
Less: imputed interest	1,407
Lease liabilities	$10,199
Total gross rental income was $275 thousand and $280 thousand for the three months ended June 30, 2026 and 2025, respectively, and $581 thousand and $615 thousand for the six months ended June 30, 2026 and 2025, respectively.

Note 6 – Deposits
Deposits consist of the following categories as of the dates indicated:

($ in thousands)	June 30, 2026		December 31, 2025
	Balance	% of Total Deposits	Balance	% of Total Deposits
Noninterest-bearing deposits	$1,606,809	29.76%	$1,587,953	28.69%
Interest-bearing deposits:
Interest-bearing checking	833,602	15.44	852,585	15.41
Money market and savings	1,710,570	31.68	1,814,928	32.80
Time deposits	1,247,973	23.11	1,267,487	22.90
Brokered deposits	796	0.01	10,911	0.20
Total interest-bearing	3,792,941	70.24	3,945,911	71.31
Total deposits	$5,399,750	100.00%	$5,533,864	100.00%
The following table provides information on the approximate maturities of total time deposits at June 30, 2026.

($ in thousands)	June 30, 2026
Within one year	$1,067,447
Year 2	155,036
Year 3	13,118
Year 4	5,821
Year 5	6,438
Thereafter	113
Total	$1,247,973
The approximate amount of certificates of deposit that exceeded the FDIC insurance limit of $250,000 or more was $398.4 million and $403.5 million at June 30, 2026 and December 31, 2025, respectively.

Note 7 – Borrowings
The following table summarizes certain information of the Company’s long-term debt as of June 30, 2026 and December 31, 2025.

($ in thousands)	June 30, 2026	December 31, 2025	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
Subordinated Debentures due November 2035	60,000	60,000	2025	2035	2030	6.25% through November 2030, 3-month SOFR + 2.88% thereafter
Total subordinated debentures	60,000	60,000

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.26%
Tri-County Capital Trust I	7,217	7,217	2004	2034		3-month SOFR + 2.86%
Tri-County Capital Trust II	5,155	5,155	2005	2035		3-month SOFR + 1.96%
Total trust preferred securities	32,991	32,991
Less: net discount and unamortized issuance costs	(3,839)	(3,930)
Total long-term debt	$89,152	$89,061
At June 30, 2026, subordinated debentures consisted of $60.0 million of long-term debt issued by the Company in November 2025. As of June 30, 2026, the recorded balance of subordinated debt issued by the Company, net of unamortized issuance costs, was $58.8 million. The Company has the option to redeem the subordinated notes in part or whole as of November 15, 2030. As of June 30, 2026, 100% of the subordinated debt was considered Tier 2 capital under current regulatory guidelines.
The Company assumed trust preferred securities in the aggregate of $33.0 million as a result of the merger with TCFC in 2023 and the acquisition of Severn in 2021. Trust preferred securities consisted of $20.6 million issued by Severn Capital Trust I, $7.2 million issued by Tri-County Capital Trust I and $5.2 million issued by Tri-County Capital Trust II. The recorded balance of the junior subordinated debt securities of Severn Capital Trust I at June 30, 2026 was $19.1 million, net of the unamortized fair value adjustment of $1.6 million. At June 30, 2026, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.7 million and $4.5 million, respectively, which are presented net of the unamortized fair value adjustments of $474 thousand and $626 thousand, respectively. As of June 30, 2026, the entire amount of trust preferred securities debt is considered Tier 2 capital under current regulatory guidelines.
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank (“FHLB”) to meet short-term liquidity needs. The Company had no outstanding borrowings from the FHLB at June 30, 2026 and December 31, 2025. The Company did not have any borrowings against correspondent federal fund lines at June 30, 2026 and December 31, 2025. Further information on these obligations is provided in the Company’s 2025 Annual Report.

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
The following table provides information pertaining to the carrying amounts of the Company’s derivative financial instruments as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
($ in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset – IRLCs	$15,194	$218	$6,172	$91
Asset – TBA securities	20,250	42	9,750	11
Liability – IRLCs	—	—	193	1
Liability – TBA securities	33,250	115	20,150	59
With respect to interest rate products, the Company recognized gains of $373 thousand and $654 thousand for the three months ended June 30, 2026 and 2025, respectively, and gains of $135 thousand and $938 thousand for the six months ended June 30, 2026 and 2025, respectively.
Note 9 – Accumulated Other Comprehensive Loss
The Company records unrealized holding gains (losses), net of tax, on AFS securities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning of period	$(5,270)	$(6,333)	$(4,593)	$(7,545)
Other comprehensive income (loss), net of tax	(819)	730	(1,496)	1,942
End of period	$(6,089)	$(5,603)	$(6,089)	$(5,603)
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of common equity Tier 1 (“CET1”), Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (leverage ratio). As of June 30, 2026 and December 31, 2025, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of June 30, 2026, the most recent notification from the Bank’s primary regulator categorized the Bank, as “well-capitalized” under the regulatory framework for PCA. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as “well-capitalized,” the Bank must maintain minimum CET1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are outlined in the table below.

The following tables present the capital amounts and ratios for the Company and the Bank as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Amount	Regulatory Minimum Ratio + Capital Conservation Buffer	To Be Well-Capitalized Under PCA Regulation(1)
($ in thousands)
Company Amounts
Common Equity Tier 1 Capital	$541,577	$341,783	N/A
Tier 1 Capital	571,904	415,023	N/A
Total Capital	691,720	512,675	N/A
Leverage Exposure	6,007,717	240,309	N/A
Risk-Weighted Assets	4,882,618	N/A	N/A

Company Ratios
Common Equity Tier 1 Capital to Risk-Weighted Assets (“RWA”)	11.09%	7.00%	N/A
Tier 1 Capital to RWA	11.71	8.50	N/A
Total Capital to RWA	14.17	10.50	N/A
Tier 1 Capital to AA (Leverage)(2)	9.52	4.00	N/A

Bank Amounts
Common Equity Tier 1 Capital	$600,541	$341,547	$317,151
Tier 1 Capital	600,541	414,736	390,340
Total Capital	661,531	512,321	487,925
Leverage Exposure	6,002,596	240,104	300,130
Risk-Weighted Assets	4,879,247	N/A	N/A

Bank Ratios
Common Equity Tier 1 Capital to RWA	12.31%	7.00%	6.50%
Tier 1 Capital to RWA	12.31	8.50	8.00
Total Capital to RWA	13.56	10.50	10.00
Tier 1 Capital to AA (Leverage)(2)	10.00	4.00	5.00
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
As of June 30, 2026, both the Company and the Bank satisfied the capital conservation buffer requirements applicable to them. The lowest capital buffer ratio at the Company was the Tier 1 Capital to RWA, which was 5.71% above the minimum capital ratio requirement, and the lowest capital buffer ratio at the Bank was the Total Capital to RWA, which was 5.56% above the minimum capital ratio requirement.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. As of June 30, 2026, the Bank could pay dividends to the Company to the extent of its current period earnings plus the earnings of the preceding two years, so long as it maintained required capital ratios.

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

	June 30, 2026
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Rate
IRLCs – net asset	$218	Market approach	Range of pull through rate	79% - 100%
			Average pull through rate	89%

	December 31, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Rate
IRLCs – net asset	$90	Market approach	Range of pull through rate	81% - 100%
			Average pull through rate	98%

The following table presents activity in the IRLCs – net asset for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$139	$392	$90	$113
Valuation adjustment	79	34	128	313
Ending balance	$218	$426	$218	$426
Forward Contracts
To manage interest rate risk, the Company hedges the open locked/closed position with TBA forward trades. On a regular basis, the Company allocates disbursed loans to mandatory commitments with government-sponsored enterprises and private investors delivering the loans within 120 days of origination to maximize interest earnings. For a small percentage of businesses, the Company enters into best efforts forward sales commitments with investors at the time it makes an IRLC to a borrower. Once a loan has been closed and funded, the best efforts commitments convert to mandatory forward sales commitments. The mandatory commitments are derivatives, and the Company measures and reports them at fair value. Fair value is based on the gain or loss that would occur if the Company were to pair-off the transaction with the investor at the measurement date. This is a Level 2 input. The Company has elected to measure and report best efforts commitments at fair value using a valuation methodology similar to that used for mandatory commitments.
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

The following tables present the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025. No assets or liabilities were transferred from one hierarchy level to another during the three and six months ended June 30, 2026 and 2025.

	June 30, 2026
($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government agency securities	$20,255	$—	$20,255	$—
Mortgage-backed securities	246,986	—	246,986	—
Other debt securities	20,128	—	20,128	—
Total available for sale securities	287,369	—	287,369	—
Equity securities	6,218	—	6,218	—
TBA forward trades	42	—	42	—
Loans held for sale	30,827	—	30,827	—
IRLCs	218	—	—	218
Total assets at fair value	$324,674	$—	$324,456	$218
Liabilities:
TBA forward trades	115	—	115	—
Total liabilities at fair value	$115	$—	$115	$—

	December 31, 2025
($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government agency securities	$20,616	$—	$20,616	$—
Mortgage-backed securities	195,027	—	195,027	—
Other debt securities	4,715	—	4,715	—
Total available for sale securities	220,358	—	220,358	—
Equity securities	6,186	—	6,186	—
TBA forward trades	11	—	11	—
Loans held for sale	32,540	—	32,540	—
IRLCs	91	—	—	91
Total assets at fair value	$259,186	$—	$259,095	$91
Liabilities:
IRLCs	$1	$—	$—	$1
TBA forward trades	59	—	59	—
Total liabilities at fair value	$60	$—	$59	$1

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
OREO (Foreclosed Assets)
Foreclosed assets are adjusted for fair value upon transfer of loans to foreclosed assets establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. The estimated fair value for foreclosed assets included in Level 3 is determined by independent market-based appraisals and other available market information, less costs to sell, that may be reduced further based on market expectations or an executed sales agreement. If the fair value of the collateral deteriorates subsequent to the initial recognition, the Company records the foreclosed asset as a nonrecurring Level 3 adjustment. Valuation techniques are consistent with those techniques applied in prior periods.
Repossessed Assets
All repossessed assets are recorded at the lower of the estimated fair value of the assets, less expected selling costs, or the carrying amount of the defaulted loans. From time to time, nonrecurring fair value adjustments are recorded to reflect partial write-downs based on the current appraised value of an asset. The Company considers any valuation inputs related to repossessed assets to be Level 3 inputs. Fair value adjustments for these assets are recorded in other noninterest expense in the consolidated statements of income.
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
The following tables set forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis as of June 30, 2026 and December 31, 2025 that are valued at the lower of cost or market. The Company had no other assets subject to Level 3 fair value measurements as of June 30, 2026 and December 31, 2025. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique(1)	Unobservable Input(2)	Range	Weighted-Average
June 30, 2026
Nonrecurring measurements:
Individually-evaluated collateral dependent loans:
Commercial real estate	$450	Appraisal of collateral	Appraisal adjustment Liquidation expense	49% - 50% 10%	49% 10%
Residential real estate	1,102	Appraisal of collateral	Appraisal adjustment Liquidation expense	44% - 74% 10%	49% 10%
Repossessed assets	2,362	Appraisal of collateral	Appraisal adjustment	N/A	21%

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique(1)	Unobservable Input(2)	Range	Weighted-Average
December 31, 2025
Nonrecurring measurements:
Individually-evaluated collateral dependent loans:
Commercial real estate	$19,696	Appraisal of collateral	Appraisal adjustment Liquidation expense	60% - 71% 10%	68% 10%
Residential real estate	520	Appraisal of collateral	Appraisal adjustment Liquidation expense	0% - 1% 10%	1% 10%
Other real estate owned	113	Appraisal of collateral	Appraisal adjustment	N/A	0%
Repossessed assets	2,879	Appraisal of collateral	Appraisal adjustment	N/A	60%
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
The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2026 and December 31, 2025. Fair values for June 30, 2026 and December 31, 2025 were estimated using an exit price notion.

	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
June 30, 2026
Assets
Cash and cash equivalents	$257,670	$257,670	$257,670	$—	$—
Available for sale securities	287,369	287,369	—	287,369	—
Held to maturity securities	366,213	328,696	—	328,696	—
Equity securities	6,218	6,218	—	6,218	—
Restricted securities	18,003	N/A	—	N/A	—
Loans held for sale	30,827	30,827	—	30,827	—
TBA securities	42	42	—	42	—
Loans held for investment, at amortized cost, net	4,819,012	4,766,085	—	—	4,766,085
Mortgage servicing rights	4,820	5,868	—	5,868	—
Accrued interest receivable	20,021	20,021	—	20,021	—
IRLCs	218	218	—	—	218

Liabilities
Deposits:
Noninterest-bearing	$1,606,809	$1,606,809	$—	$1,606,809	$—
Interest-bearing checking	833,602	833,602	—	833,602	—
Money market and savings	1,710,570	1,710,570	—	1,710,570	—
Time deposits	1,247,973	1,241,851	—	1,241,851	—
Brokered deposits	796	793	—	793	—
TRUPS	30,327	30,965	—	30,965	—
Subordinated debt	58,825	59,426	—	59,426	—
TBA Securities	115	115	—	115	—
Accrued interest payable	2,568	2,568	—	2,568	—

	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash and cash equivalents	$355,566	$355,566	$355,566	$—	$—
Available for sale securities	220,358	220,358	—	220,358	—
Held to maturity securities	414,827	378,116	—	378,116	—
Equity securities	6,186	6,186	—	6,186	—
Restricted securities	17,989	N/A	—	N/A	—
Loans held for sale	32,540	32,540	—	32,540	—
TBA securities	11	11	—	11	—
Loans held for investment, at amortized cost, net	4,841,466	4,767,143	—	—	4,767,143
Mortgage servicing rights	5,142	5,861	—	5,861	—
Accrued interest receivable	18,551	18,551	—	18,551	—
IRLCs	91	91	—	—	91

Liabilities
Deposits:
Noninterest-bearing	$1,587,953	$1,587,953	$—	$1,587,953	$—
Interest bearing checking	852,585	852,585	—	852,585	—
Money market and savings	1,814,928	1,814,928	—	1,814,928	—
Time deposits	1,267,487	1,265,740	—	1,265,740	—
Brokered deposits	10,911	10,923	—	10,923	—
TRUPS	30,168	29,586	—	29,586	—
Subordinated debt	58,893	58,064	—	58,064	—
TBA securities	59	59	—	59	—
Accrued interest payable	2,977	2,977	—	2,977	—
IRLCs	1	1	—	—	1

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
The following table provides information on commitments outstanding as of June 30, 2026 and December 31, 2025.

($ in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit
Fixed	$245,061	$209,737
Variable	532,557	503,713
Total commitments to extend credit	$777,618	$713,450

Letters of credit
Fixed	$5,257	$6,495
Variable	16,788	17,830
Total letters of credit	$22,045	$24,325

Total commitments outstanding	$799,663	$737,775
The Company had a reserve for off-balance sheet credit exposures of $2.2 million and $2.0 million as of June 30, 2026 and December 31, 2025, respectively. The reserve was estimated based on current expected credit losses to be experienced by the Company. Losses are charged against the allowance when management believes the required funding of these exposures is uncollectible. While this evaluation is completed on a regular basis, it is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
In the normal course of business, the Company may become involved in litigation arising from banking, financial and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results or liquidity.

Note 14 – Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Net income	$18,865	$15,507	$35,953	$29,271

Average number of common shares outstanding	33,451,484	33,374,265	33,440,028	33,362,632
Dilutive effect of common stock equivalents	27,214	13,748	22,909	14,533
Average number of common shares used to calculate diluted EPS	33,478,698	33,388,013	33,462,937	33,377,165

Anti-dilutive shares	—	3,323	1,098	3,363

Basic net income per common share	$0.56	$0.46	$1.08	$0.88
Diluted net income per common share	$0.56	$0.46	$1.07	$0.88
There were zero and 3,323 anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings per common share for the three months ended June 30, 2026 and 2025, respectively. There were 1,098 and 3,363 anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings per common share for the six months ended June 30, 2026 and 2025, respectively.
Share Repurchase Program
In May 2026, the Company’s Board of Directors authorized the repurchase of up to $30 million of the Company’s outstanding common stock over the next 12 months (the “Repurchase Program”). Under the Repurchase Program, the shares may be repurchased from time to time through a combination of open market transactions at prevailing market prices, in privately negotiated transactions, through block trades and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and/or 10b-18 of the Exchange Act. The actual timing, number and value of shares repurchased under the Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions, applicable legal requirements, and other factors. The Repurchase Program may be modified, amended or terminated by the Board of Directors at any time.
The following table presents information regarding the Company’s Repurchase Program for each of the periods presented.

($ in thousands, except per share amounts)	Three and Six Months Ended June 30, 2026
Number of shares repurchased	40,093
Average price paid per share	$22.22
Amount repurchased	$891
All share repurchases were made in open market transactions. As of June 30, 2026, the Company was authorized to repurchase a remaining $29.1 million of outstanding shares of common stock under the Repurchase Program.
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
Interchange Income
Interchange fees are primarily fees earned on payment card transactions processed through card networks such as Visa, Mastercard, and other debit and credit card networks. These fees are generally calculated as a percentage of the transaction value, plus a fixed fee per transaction, and are primarily paid by acquiring banks to issuing banks. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees.
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
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Noninterest income
In-scope of Topic 606:
Service charges on deposit accounts	$1,651	$1,519	$3,247	$3,033
Trust and investment fee income	1,103	942	2,240	1,765
Interchange income	1,960	1,788	3,658	3,365
Other noninterest income	1,286	1,547	2,245	2,403
Noninterest income (in-scope of Topic 606)	6,000	5,796	11,390	10,566
Noninterest income (out-of-scope of Topic 606)	2,830	3,610	4,684	5,974
Total noninterest income	$8,830	$9,406	$16,074	$16,540

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
Shore Bancshares, Inc. is headquartered on the Eastern Shore of Maryland. It is the parent company of Shore United Bank, N.A. (the “Bank”). The Bank currently operates 40 full-service branches in Maryland, Delaware and Virginia. The Company, through Wye Financial Partners, a division of the Bank, offers full-service investment, insurance and financial planning services through LPL Financial. The Company, through Wye Trust, a division of the Bank, offers wealth management, corporate trustee services and trust administration to customers within our market areas and nationwide.
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

PERFORMANCE OVERVIEW
The Company’s net income for the second quarter of 2026 was $18.9 million, or $0.56 per diluted common share, compared to $17.1 million, or $0.51 per diluted common share, for the first quarter of 2026. The Company had net income of $15.5 million, or $0.46 per diluted common share, for the second quarter of 2025.
Second Quarter 2026 Highlights
•Net Income – Net income for the second quarter of 2026 increased $1.8 million to $18.9 million, from $17.1 million in the first quarter of 2026. Net income increased primarily due to a decrease in interest expense of $1.3 million, an increase in other noninterest income of $1.2 million and a decrease in salaries and employee benefits of $1.2 million, which were partially offset by a decrease in interest on deposits with other banks of $858 thousand and a higher provision for credit losses of $811 thousand. Net income for the six months ended June 30, 2026 was $36.0 million, compared to $29.3 million for the six months ended June 30, 2025.
•Return on Average Assets (“ROAA”) – The Company reported ROAA of 1.24% for the second quarter of 2026, compared to 1.12% for the first quarter of 2026 and 1.03% for the second quarter of 2025. Adjusted ROAA – non-U.S. generally accepted accounting principles (“GAAP”)(1) was 1.34% for the second quarter of 2026, compared to 1.22% for the first quarter of 2026 and 1.15% for the second quarter of 2025.
•Net Interest Margin (“NIM”) – Net interest income (“NII”) for the second quarter of 2026 increased $364 thousand to $52.9 million compared to the first quarter of 2026. NIM increased 6 basis points (“bps”) to 3.70% during the second quarter of 2026 compared to the first quarter of 2026. NIM excluding accretion(1) increased for the comparable periods from 3.35% to 3.45%. Excluding accretion interest, loan yields decreased 1 bp and funding costs decreased 8 bps for the comparable periods. Net interest income increased due to additional interest income from loan payoffs coupled with a lower cost of deposits. Loan payoffs resulted in accelerated accretion and interest income recovery on nonaccrual loans.
•Capital Management – Book value per share increased to $18.44 at June 30, 2026 from $18.02 at March 31, 2026 and $16.94 at June 30, 2025. During the quarter ended June 30, 2026, the Company announced a $30 million share repurchase program and repurchased 40,093 shares of its outstanding common stock for approximately $891 thousand. During the second quarter of 2026, the Company declared a dividend of $0.14 per share, which represents a $0.02, or 16.7%, increase from the dividend paid in the prior quarter.
•Asset Quality – Nonperforming assets were 1.09% of total assets at June 30, 2026, a decrease from 1.10% at March 31, 2026 and an increase from 0.33% at June 30, 2025. Classified assets were 1.41% of total assets at June 30, 2026, an increase when compared to 1.38% at March 31, 2026 and 0.37% at June 30, 2025. The allowance for credit losses was $58.7 million at June 30, 2026, compared to $58.5 million at March 31, 2026 and at June 30, 2025. The ACL as a percentage of loans decreased to 1.20% at June 30, 2026 compared to 1.21% at March 31, 2026 and at June 30, 2025.
•Operating Leverage – The efficiency ratio for the second quarter of 2026 was 57.76%, compared to 61.97% for the first quarter of 2026 and 60.83% for the second quarter of 2025. The adjusted efficiency ratio – non-GAAP(1), which excludes amortization of intangibles, was 54.49% for the second quarter of 2026, compared to 58.57% for the first quarter of 2026 and 56.73% for the second quarter of 2025. Management anticipates ongoing expense management of professional services and technology investments will result in continued improvements in operating leverage over time.

(1) See the Reconciliation of GAAP and Non-GAAP Measures tables.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025
Summary of Financial Results
The Company reported net income for the three months ended June 30, 2026 of $18.9 million, or $0.56 per diluted common share, compared to $15.5 million, or $0.46 per diluted common share, for the three months ended June 30, 2025.
The following table presents selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change ($)	Change (%)
Interest and dividend income	$77,449	$76,532	$917	1.2%
Interest expense	24,530	29,369	(4,839)	(16.5)
Net interest income	52,919	47,163	5,756	12.2
Provision for credit losses	896	1,528	(632)	(41.4)
Noninterest income	8,830	9,406	(576)	(6.1)
Noninterest expense	35,668	34,410	1,258	3.7
Income before income taxes	25,185	20,631	4,554	22.1
Income tax expense	6,320	5,124	1,196	23.3
Net income	$18,865	$15,507	$3,358	21.7
Net Interest Income
Taxable-equivalent NII is NII adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, taxable-equivalent NII increased $5.8 million to $53.0 million for the second quarter of 2026, compared to $47.2 million for the second quarter of 2025. The increase in net interest income was primarily due to a decrease in interest expense on deposits of $4.4 million, an increase in interest on loans of $849 thousand and a decrease in interest expense on short-term borrowings of $589 thousand. These favorable changes were partially offset by an increase in interest expense on long-term borrowings of $177 thousand. The decrease in interest expense on deposits is reflective of rate reductions during 2026.
The following table presents taxable-equivalent NII for each of the periods indicated.

	Three Months Ended June 30,
($ in thousands)	2026	2025	Change ($)	Change (%)
Interest and dividend income
Interest on loans	$70,456	$69,607	$849	1.2%
Interest and dividends on investment securities	5,393	5,337	56	1.0
Interest on deposits with banks	1,600	1,588	12	0.8
Total interest and dividend income	$77,449	$76,532	$917	1.2

Interest expense
Deposits	$22,943	$27,370	$(4,427)	(16.2)%
Short-term borrowings	16	605	(589)	(97.4)
Long-term borrowings	1,571	1,394	177	12.7
Total interest expense	$24,530	$29,369	$(4,839)	(16.5)

Taxable-equivalent adjustment	$86	$81	$5	6.2%

Taxable-equivalent net interest income	$53,005	$47,244	$5,761	12.2%

Average Balances and Yields
The following table presents the distribution of the average consolidated balance sheets, interest income, interest expense and annualized yields earned and rates paid for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning assets
Loans(1), (2), (3)
Commercial real estate	$2,586,937	$38,169	5.92%	$2,572,931	$37,240	5.81%
Residential real estate	1,484,165	20,276	5.46	1,378,940	18,959	5.50
Construction	338,695	5,454	6.46	352,803	5,697	6.48
Commercial	208,349	3,041	5.85	224,218	3,654	6.54
Consumer	250,295	3,491	5.59	298,544	4,018	5.40
Credit cards	4,125	110	10.69	6,122	117	7.66
Total loans	4,872,566	70,541	5.80	4,833,558	69,685	5.78

Investment securities
Taxable	684,116	5,387	3.15	683,028	5,331	3.12
Tax-exempt(1)	646	7	4.33	652	8	4.91
Interest-bearing deposits	173,726	1,600	3.69	143,171	1,588	4.45
Total earning assets	5,731,054	$77,535	5.42	5,660,409	$76,612	5.42
Cash and due from banks	43,885			46,620
Other assets	364,155			372,725
Allowance for credit losses	(58,586)			(58,369)
Total assets	$6,080,508			$6,021,385

Interest-bearing liabilities
Interest-bearing checking	$733,877	$4,560	2.49%	$720,967	$5,697	3.17%
Money market and savings deposits	1,744,356	8,079	1.86	1,747,854	9,580	2.20
Time deposits	1,258,086	10,288	3.28	1,258,802	12,000	3.82
Brokered deposits	4,033	16	1.59	9,720	92	3.80
Interest-bearing deposits(4)	3,740,352	22,943	2.46	3,737,343	27,369	2.94
FHLB advances	1,648	16	3.88	50,000	605	4.85
Subordinated debt and guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”)(4)	89,082	1,571	7.07	74,102	1,394	7.55
Total interest-bearing liabilities	3,831,082	24,530	2.57	3,861,445	29,368	3.05
Noninterest-bearing deposits	1,592,192			1,560,224
Accrued expenses and other liabilities	45,914			40,764
Stockholders’ equity	611,320			558,952
Total liabilities and stockholders’ equity	$6,080,508			$6,021,385

Taxable-equivalent net interest income		$53,005			$47,244

Net interest spread			2.85%			2.37%
Net interest margin			3.70			3.34
Net interest margin excluding accretion(3)			3.45			3.09
Cost of funds			1.81			2.17
Cost of deposits			1.73			2.07
Cost of debt			7.02			6.46
____________________________________
(1) All amounts are reported on a taxable-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $3.8 million and $4.2 million of accretion interest on loans for the three months ended June 30, 2026 and 2025, respectively.
(4) Interest expense on deposits and borrowings includes amortization of deposit discounts and amortization of borrowing fair value adjustments. There were zero and $435 thousand of amortization of deposit discounts and $79 thousand and $232 thousand of amortization of borrowing fair value adjustments for the three months ended June 30, 2026 and 2025, respectively. All deposit discounts have been fully amortized as of December 31, 2025.

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

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025
($ in thousands)	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Commercial real estate	$223	$706	$929
Residential real estate	1,455	(138)	1,317
Construction	(225)	(18)	(243)
Commercial	(227)	(386)	(613)
Consumer	(668)	141	(527)
Credit cards	(53)	46	(7)
Taxable investment securities	5	51	56
Tax-exempt investment securities	—	(1)	(1)
Interest-bearing deposits	283	(271)	12
Total interest income	$793	$130	$923

Interest-bearing liabilities:
Interest-bearing checking deposits	$85	$(1,222)	$(1,137)
Money market and savings deposits	(19)	(1,482)	(1,501)
Time deposits	(17)	(1,695)	(1,712)
Brokered deposits	(22)	(54)	(76)
Advances from FHLB	(468)	(121)	(589)
Subordinated debt	266	(89)	177
Total interest-bearing liabilities	(175)	(4,663)	(4,838)
Net change in net interest income	$968	$4,793	$5,761
Fluctuations in NII can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
The Company’s NIM increased to 3.70% for the three months ended June 30, 2026, from 3.34% for the three months ended June 30, 2025. Comparing the three months ended June 30, 2026 to the three months ended June 30, 2025, the Company’s interest-earning asset yields were flat at 5.42%, while the cost of funds repriced at a faster pace, which resulted in a decrease of 36 bps, to 1.81% from 2.17%, for the same periods.
ACL and Provision for Credit Losses (“PCL”)
Refer to the discussion of the Bank’s ACL and PCL in the asset quality discussion in the analysis of financial condition in this management’s discussion and analysis of financial condition and results of operations.
Noninterest Income
Total noninterest income for the three months ended June 30, 2026 was $8.8 million, a decrease of $576 thousand, or 6.1%, from $9.4 million for the three months ended June 30, 2025. The decrease was primarily due to a decrease in mortgage banking revenue of $825 thousand and other noninterest income, partially offset by increases in service charges on deposit accounts, trust and investment fee income and interchange credits.

Noninterest Expense
Total noninterest expense was $35.7 million for the three months ended June 30, 2026, an increase of $1.3 million, or 3.7%, when compared to $34.4 million for the three months ended June 30, 2025. The increase was primarily due to higher salaries and employee benefits expense of $720 thousand and higher software and data processing costs of $516 thousand, partially offset by the decrease in the amortization of other intangible assets of $297 thousand.
Income Taxes
The Company reported income tax expense of $6.3 million and $5.1 million for the three months ended June 30, 2026 and 2025, respectively. The effective tax rate was 25.09% and 24.84% for the three months ended June 30, 2026 and 2025, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
Summary of Financial Results
The Company reported net income for the six months ended June 30, 2026 of $36.0 million, or $1.07 diluted earnings per common share, compared to $29.3 million, or $0.88 diluted earnings per common share, for the six months ended June 30, 2025.
The following table presents selected consolidated statement of operations data for each of the periods indicated.

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change ($)	Change (%)
Interest and dividend income	$155,841	$152,464	$3,377	2.2%
Interest expense	50,367	59,403	(9,036)	(15.2)
Net interest income	105,474	93,061	12,413	13.3
Provision for credit losses	981	2,556	(1,575)	(61.6)
Noninterest income	16,074	16,540	(466)	(2.8)
Noninterest expense	72,724	68,157	4,567	6.7
Income before income taxes	47,843	38,888	8,955	23.0
Income tax expense	11,890	9,617	2,273	23.6
Net income	$35,953	$29,271	$6,682	22.8
Net Interest Income
As shown in the table below, taxable-equivalent NII increased $12.4 million to $105.6 million for the six months ended June 30, 2026, compared to $93.2 million for the six months ended June 30, 2025. The increase in net interest income was primarily due to an increase in total interest income of $3.4 million, or 2.2%, which included an increase in interest on loans of $4.1 million, or 3.0%, a decrease in interest on deposits with other banks of $939 thousand, or 18.8%, and an increase in interest income on taxable investments of $169 thousand. The increase in interest on loans was primarily due to the increase in the average balance of loans of $70.6 million, or 1.5%. The decrease in total interest expense was primarily due to a decrease in interest on deposits of $8.2 million and lower short-term borrowings of $1.2 million. These were partially offset by the increase in interest expense on long-term borrowings of $384 thousand as a result of lower FHLB borrowings and subordinated debt-related expenses that were classified as short-term borrowings in 2025.
The following table presents taxable-equivalent NII for each of the periods indicated.

	Six Months Ended June 30,
($ in thousands)	2026	2025	Change ($)	Change (%)
Interest and dividend income
Interest on loans	$141,270	$137,123	$4,147	3.0%
Interest and dividends on investment securities	10,513	10,344	169	1.6
Interest on deposits with banks	4,058	4,997	(939)	(18.8)
Total interest and dividend income	$155,841	$152,464	$3,377	2.2

Interest expense
Deposits	$47,207	$55,440	$(8,233)	(14.9)%
Short-term borrowings	16	1,203	(1,187)	(98.7)
Long-term borrowings	3,144	2,760	384	13.9
Total interest expense	$50,367	$59,403	$(9,036)	(15.2)

Taxable-equivalent adjustment	$175	$161	$14	8.7%

Taxable-equivalent net interest income	$105,649	$93,222	$12,427	13.3%

Average Balances and Yields
The following table presents the distribution of the average consolidated balance sheets, interest income, interest expense and annualized yields earned and rates paid for the six months ended June 30, 2026 and 2025.

	Six Months Ended June 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning assets
Loans(1), (2), (3)
Commercial real estate	$2,594,087	$77,198	6.00%	$2,557,316	$73,066	5.76%
Residential real estate	1,467,234	39,587	5.40	1,363,076	37,391	5.49
Construction	343,308	11,085	6.51	352,564	11,222	6.42
Commercial	214,909	6,337	5.95	228,535	7,349	6.48
Consumer	256,202	7,025	5.53	301,515	8,059	5.39
Credit cards	4,246	210	9.96	6,403	194	6.11
Total loans	4,879,986	141,442	5.83	4,809,409	137,281	5.74

Investment securities
Taxable	674,973	10,501	3.11	673,567	10,332	3.07
Tax-exempt(1)	647	15	4.64	653	15	4.59
Interest-bearing deposits	221,288	4,058	3.70	228,488	4,997	4.41
Total earning assets	5,776,894	$156,016	5.43	5,712,117	$152,625	5.37
Cash and due from banks	44,033			46,912
Other assets	365,058			374,641
Allowance for credit losses	(58,664)			(58,331)
Total assets	$6,127,321			$6,075,339

Interest-bearing liabilities
Interest-bearing checking	$757,165	$9,400	2.50%	$789,949	$12,722	3.25%
Money market and savings deposits	1,778,027	16,775	1.90	1,773,637	19,595	2.23
Time deposits	1,264,087	20,912	3.34	1,233,666	23,031	3.76
Brokered deposits	7,461	120	3.24	4,888	92	3.81
Interest-bearing deposits(4)	3,806,740	47,207	2.50	3,802,140	55,440	2.94
FHLB advances	829	16	3.86	50,000	1,203	4.85
Subordinated debt and TRUPS(4)	89,053	3,144	7.12	73,971	2,760	7.52
Total interest-bearing liabilities	3,896,622	50,367	2.61	3,926,111	59,403	3.05
Noninterest-bearing deposits	1,578,695			1,555,405
Accrued expenses and other liabilities	46,207			40,594
Stockholders’ equity	605,797			553,229
Total liabilities and stockholders’ equity	$6,127,321			$6,075,339

Taxable-equivalent net interest income		$105,649			$93,222

Net interest spread			2.82%			2.32%
Net interest margin			3.67			3.28
Net interest margin excluding accretion(3)			3.40			3.04
Cost of funds			1.86			2.19
Cost of deposits			1.77			2.09
Cost of debt			7.09			6.45
____________________________________
(1) All amounts are reported on a taxable-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $8.1 million and $8.0 million of accretion interest on loans for the six months ended June 30, 2026 and 2025, respectively.
(4) Interest expense on deposits and borrowings includes amortization of deposit discounts and amortization of borrowing fair value adjustments. There were zero and $769 thousand of amortization of deposit discounts and $159 thousand and $463 thousand of amortization of borrowing fair value adjustments for the six months ended June 30, 2026 and 2025, respectively. All deposit discounts have been fully amortized as of December 31, 2025.

Rate and Volume Analysis
The following table presents changes in volume and rate related to interest income and interest expense for the periods indicated.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
($ in thousands)	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Commercial real estate	$1,088	$3,044	$4,132
Residential real estate	2,804	(608)	2,196
Construction	(294)	157	(137)
Commercial	(411)	(601)	(1,012)
Consumer	(1,243)	209	(1,034)
Credit cards	(106)	122	16
Taxable investment securities	35	134	169
Interest-bearing deposits	(135)	(804)	(939)
Total interest income	$1,738	$1,653	$3,391

Interest-bearing liabilities:
Interest-bearing checking deposits	$(384)	$(2,938)	$(3,322)
Money market and savings deposits	82	(2,902)	(2,820)
Time deposits	450	(2,569)	(2,119)
Brokered deposits	42	(14)	28
Advances from FHLB	(942)	(245)	(1,187)
Subordinated debt	531	(147)	384
Total interest-bearing liabilities	(221)	(8,815)	(9,036)
Net change in net interest income	$1,959	$10,468	$12,427
The Company’s NIM increased from 3.28% for the six months ended June 30, 2025 to 3.67% for the six months ended June 30, 2026. Margins were higher due to a $64.8 million increase in interest-earning asset balances and a 6 bp increase in interest-earning asset yields. These positive movements were coupled with a lower cost of interest-bearing deposits. The increase in the average balances of interest-bearing deposits of $4.6 million was offset by a 44 basis point decrease in the associated rates paid, as well as a $49.2 million decrease in the average balance of FHLB advances and a 99 basis point decrease in the associated rates paid. Net accretion income impacted net interest margin by 27 basis points and 24 basis points for the six months ended June 30, 2026 and 2025, respectively, which resulted in NIM excluding accretion of 3.40% and 3.04% for the same periods.

Provision for Credit Losses and ACL
Refer to the discussion of the Bank’s PCL and ACL in the asset quality discussion in the analysis of financial condition in this management’s discussion and analysis of financial condition and results of operations.
Noninterest Income
Total noninterest income for the six months ended June 30, 2026 decreased $466 thousand, or 2.8%, when compared to the same period in 2025. The decrease was primarily due to an $833 thousand decrease in other noninterest income and a $615 thousand decrease in mortgage banking revenue, partially offset by a $475 thousand increase in trust and investment fee income and a $293 thousand increase in interchange credits.
Noninterest Expense
Total noninterest expense for the six months ended June 30, 2026 increased $4.6 million, or 6.7%, when compared to the same period in 2025. Noninterest expense line items increased primarily due to higher salaries and employee benefit expenses of $3.9 million and a $1.0 million increase in software and data processing expense. These increases were partially offset by lower amortization of intangible assets of $595 thousand during the six months ended June 30, 2026.
Income Taxes
The Company reported income tax expense of $11.9 million and $9.6 million for the six months ended June 30, 2026 and 2025, respectively. The effective tax rate was 24.85% and 24.73% for the six months ended June 30, 2026 and 2025, respectively.

ANALYSIS OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $6.15 billion at June 30, 2026, a decrease of $107.4 million, or 1.7%, when compared to $6.26 billion at December 31, 2025. The decrease was primarily due to a decrease in our loan portfolio of $22.6 million and a decrease in cash and cash equivalents of $97.9 million, which were partially offset by an increase in our investment securities portfolio of $18.4 million. The ratio of the ACL as a percentage of loans was 1.20% and 1.20% at June 30, 2026 and December 31, 2025, respectively.
Cash and Cash Equivalents
Cash and cash equivalents totaled $257.7 million at June 30, 2026, compared to $355.6 million at December 31, 2025. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year. The decrease in cash and cash equivalents was primarily driven by seasonal run-off of municipal deposits.
Investment Securities
The investment portfolio includes debt and equity securities. Debt securities are classified as either available for sale (“AFS”) or held to maturity (“HTM”). AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (“AOCI”) (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At June 30, 2026, 43.97% of the portfolio of debt securities was classified as AFS and 56.03% was classified as HTM, compared to 34.69% and 65.31%, respectively, at December 31, 2025. See Note 2 – “Investment Securities” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the composition of the investment portfolio.
Investment securities, including restricted stock and equity securities, totaled $677.8 million at June 30, 2026, an increase of $18.4 million, or 2.80%, compared to $659.4 million at December 31, 2025. At June 30, 2026, AFS securities, carried at fair value, totaled $287.4 million, compared to $220.4 million at December 31, 2025. At June 30, 2026, AFS securities consisted of 85.95% mortgage-backed securities, 7.05% U.S. government agency securities and 7.00% corporate bonds, compared to 88.50%, 9.36% and 2.14%, respectively, at December 31, 2025. At June 30, 2026, the gross unrealized losses on AFS securities were all related to changes in interest rates and were $9.1 million, or less than 1% of total assets and 2% of total stockholders’ equity. At June 30, 2026, the AOCI loss was $6.1 million, compared to $4.6 million at December 31, 2025.
At June 30, 2026, HTM securities, carried at amortized cost net of allowance, totaled $366.2 million, compared to $414.8 million at December 31, 2025. At June 30, 2026, HTM securities consisted of 77.69% mortgage-backed securities, 20.41% U.S. government agency securities and 1.90% other debt securities, compared to 73.06%, 25.26% and 1.68%, respectively, at December 31, 2025.
At June 30, 2026 and December 31, 2025, 83.22% and 86.82%, respectively, of the Bank’s carrying value of its investment portfolio consisted of securities issued or guaranteed by U.S. government agencies or government-sponsored agencies.
Credit Quality Information
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at June 30, 2026 or December 31, 2025. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being subordinated debt securities of other banks.

The following tables present the amortized cost of HTM securities based on their lowest publicly available credit rating as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$3,814	$70,953	$—	$—	$—	$—	$74,767
Mortgage-backed securities	284,564	—	—	—	—	—	284,564
Other debt securities	—	1,458	2,000	1,000	500	2,000	6,958
Total held to maturity securities	$288,378	$72,411	$2,000	$1,000	$500	$2,000	$366,289

	December 31, 2025
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$5,399	$99,437	$—	$—	$—	$—	$104,836
Mortgage-backed securities	303,129	—	—	—	—	—	303,129
Other debt securities	—	1,461	2,000	1,000	500	2,000	6,961
Total held to maturity securities	$308,528	$100,898	$2,000	$1,000	$500	$2,000	$414,926
Loans Held for Sale
The Company originates residential mortgage loans for sale on the secondary market, which are recorded at fair value. At June 30, 2026 and December 31, 2025, the fair value of loans held for sale amounted to $30.8 million and $32.5 million, respectively. The Bank makes certain representations to purchasers in the sale of mortgage loans related to loan ownership, loan compliance and legality, and accurate documentation. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, the Bank may be required to repurchase the loan or indemnify the purchaser. During the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026, the Bank repurchased no loans. During the six months ended June 30, 2025, the Bank repurchased one loan with an aggregate value of $415 thousand.

Loans Held for Investment
The following table summarizes the Company’s loan portfolio at June 30, 2026 and December 31, 2025.

($ in thousands)	June 30, 2026	% of Total Loans	December 31, 2025	% of Total Loans	Change ($)	Change (%)
Commercial real estate	$2,603,014	53.37%	$2,643,996	53.95%	$(40,982)	(1.6)%
Residential real estate	1,470,401	30.15	1,414,964	28.88	55,437	3.9
Construction	337,779	6.92	344,903	7.04	(7,124)	(2.1)
Commercial	220,712	4.52	226,006	4.61	(5,294)	(2.3)
Consumer	241,751	4.96	265,912	5.43	(24,161)	(9.1)
Credit cards	4,092	0.08	4,521	0.09	(429)	(9.5)
Total loans	4,877,749	100.00%	4,900,302	100.00%	(22,553)	(0.5)
Less: allowance for credit losses	(58,737)		(58,836)		99	(0.2)
Total loans, net	$4,819,012		$4,841,466		$(22,454)	(0.5)
CRE Loan Portfolio
The Company’s loan portfolio has a CRE loan concentration, which is generally defined as a combination of certain construction and CRE loans. The federal banking regulators have issued guidance for those institutions which are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential CRE concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied CRE loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied CRE loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions which are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios and may be required to hold higher levels of capital. Non-owner occupied CRE loans, excluding land and construction loans, totaled $1.87 billion at June 30, 2026 and $1.84 billion at December 31, 2025, and as a percentage of the Bank’s Tier 1 Capital plus ACL were 326.63% and 342.55%, respectively.
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

Non-Owner Occupied CRE Loans

	June 30, 2026
($ in thousands)	Amount	Average Loan Size	% of Non-Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Retail	$488,866	$2,573	26.2%	10.0%
Office	357,155	1,546	19.1	7.3
Multifamily (5+ units)	269,458	2,428	14.4	5.5
Industrial/warehouse	179,791	1,427	9.6	3.7
1-4 family dwelling	5,251	186	0.3	0.1
Motel/hotel	211,957	4,239	11.3	4.4
Other(1)	358,174	539	19.1	7.4
Total non-owner occupied CRE loans(2)	1,870,652	1,613	100.0%	38.4%
Total portfolio loans, gross(3)	$4,877,749
____________________________________
(1)Other non-owner occupied CRE loans include commercial – improved loans of $161.3 million, self storage loans of $66.7 million, farm real estate loans of $45.8 million, restaurant loans of $41.8 million and other loans of $42.5 million.
(2)The balances for the non-owner occupied CRE portfolio as of June 30, 2026, as presented in this table, coincide with our internal evaluation of risk for the purpose of monitoring loan concentrations in accordance with internal and regulatory guidelines.
(3)Excludes loans held for sale of $30.8 million.
Owner Occupied CRE Loans

	June 30, 2026
($ in thousands)	Amount	Average Loan Size	% of Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Commercial – improved	$219,347	$1,179	30.0%	4.5%
Office	118,733	506	16.2	2.4
Industrial/warehouse	95,391	677	13.0	2.0
Retail	69,502	650	9.5	1.4
Restaurant	53,632	1,012	7.3	1.1
Other(1)	175,757	1,184	24.0	3.6
Total owner occupied CRE loans	732,362	822	100.0%	15.0%
Total portfolio loans, gross(2)	$4,877,749
____________________________________
(1)Other owner occupied CRE loans include church loans of $51.7 million, fire/EMS building loans of $37.6 million, auto service center of $34.0 million and other loans of $52.5 million.
(2)Excludes loans held for sale of $30.8 million.
Office CRE Loan Portfolio
The Bank’s office CRE loan portfolio, which includes owner occupied and non-owner occupied CRE loans, was $475.9 million, or 9.8% of total loans of $4.88 billion at June 30, 2026. The Bank’s office CRE loan portfolio included $107.9 million, or 22.7% of total office CRE loans, with medical tenants, and $68.9 million, or 14.5% of total office CRE loans, with government or government contractor tenants. At June 30, 2026, there were 463 loans in the office CRE loan portfolio, with an average and median loan size of $1.0 million and $389 thousand, respectively. Loan-to-value (“LTV”) estimates are less than or equal to 50% for $166.2 million, or 34.9% of the office CRE loan portfolio, and greater than 80% for $13.1 million, or 2.8% of the office CRE loan portfolio at June 30, 2026. LTV collateral values are based on the most recent appraisal, which varies from the initial loan boarding to interim credit reviews. LTV estimates for the office CRE loan portfolio as of June 30, 2026 are summarized in the table below and LTV collateral values are based on the most recent appraisal, which may vary from the appraised value at loan origination.

	June 30, 2026
LTV Range ($ in thousands)	Loan Count	Loan Balance	% of Office CRE
Less than or equal to 50%	229	$166,198	34.9%
Greater than 50% and less than or equal to 60%	78	126,619	26.6
Greater than 60% and less than or equal to 70%	86	133,440	28.0
Greater than 70% and less than or equal to 80%	55	36,539	7.7
Greater than 80%	15	13,092	2.8
Total	463	$475,888	100.0%
There were 16 office CRE loans with balances greater than $5.0 million, totaling $147.8 million at June 30, 2026, compared to 17 loans totaling $166.1 million at December 31, 2025. The decrease in this portfolio segment was the result of normal amortization. Of the office CRE portfolio balance, 80.8% of the loans were secured by properties in rural or suburban areas with limited exposure to metropolitan cities and 97.0% were secured by properties with five stories or less at June 30, 2026. Of the office CRE loans, $33.7 million will mature and $10.0 million will reprice prior to December 31, 2026. Of the office CRE loans, $17.6 million were classified as special mention or substandard at June 30, 2026. There were no charge-offs within the office CRE portfolio during the three and six months ended June 30, 2026.
Maturity of Loan Portfolio
The following table sets forth the maturities and interest rate sensitivity of the loan portfolio at June 30, 2026. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as maturing within one year.

	June 30, 2026
($ in thousands)	Maturing Within One Year	Maturing After One But Within Five Years	Maturing After Five But Within 15 Years	Maturing After 15 Years	Total
Commercial real estate	$285,640	$874,676	$687,152	$755,546	$2,603,014
Residential real estate	55,714	132,275	117,670	1,164,742	1,470,401
Construction	217,777	91,885	26,737	1,380	337,779
Commercial	71,461	73,123	62,949	13,179	220,712
Consumer	2,140	81,465	89,350	68,796	241,751
Credit cards	1,780	2,076	236	—	4,092
Total	$634,512	$1,255,500	$984,094	$2,003,643	$4,877,749

Rate Terms:
Fixed-interest rate loans	$428,640	$1,064,680	$533,813	$254,291	$2,281,424
Adjustable-interest rate loans	205,872	190,820	450,281	1,749,352	2,596,325
Total	$634,512	$1,255,500	$984,094	$2,003,643	$4,877,749
Loans Related to Cannabis Business
Loan balances related to the cannabis business were $91.3 million and $86.2 million, or 1.87% and 1.76% of total gross loans, as of June 30, 2026 and December 31, 2025, respectively.

Asset Quality
ACL and PCL
The ACL as a percentage of loans remained flat at 1.20% at June 30, 2026, compared to December 31, 2025. At June 30, 2026, the Company’s ACL decreased $99 thousand to $58.7 million, from $58.8 million at December 31, 2025.
The Company recorded a PCL on loans in the consolidated statement of income of $896 thousand for the three months ended June 30, 2026, compared to $1.5 million for the three months ended June 30, 2025, primarily due to lower net charge-offs partially offset by loan growth. Net charges-offs were $123 thousand for the three months ended June 30, 2026, compared to $649 thousand, or 0.01% of average loans, for the three months ended June 30, 2025. The decrease in charge-offs in 2026 was primarily due to reduced losses in the marine and CRE portfolios. The ratio of annualized net charge-offs to average loans was 0.01% and 0.05% for the three months ended June 30, 2026 and 2025, respectively.
The Company recorded a PCL on loans in the consolidated statement of income of $981 thousand for the six months ended June 30, 2026, compared to $2.6 million for the six months ended June 30, 2025, primarily due to lower charge-offs and a favorable economic outlook, partially offset by loan growth. Net charge-offs were $1.0 million, or 0.02% of average loans, for the six months ended June 30, 2026, compared to net charge-offs of $1.2 million, or 0.03% of average loans, for the six months ended June 30, 2025. The decrease in charge-offs in 2026 was primarily due to the reduced losses in the marine and CRE portfolios. The ratio of annualized net charge-offs to average loans was 0.04% and 0.05% for the six months ended June 30, 2026 and 2025, respectively.
Management remains focused on its efforts to dispose of problem loans and to prudently charge-off nonperforming loans to enable the Company to maintain overall credit quality.
The following tables allocate the ACL by loan portfolio category as of the dates indicated. The allocation of the ACL to each category is not necessarily indicative of future losses and does not restrict the use of the ACL to absorb losses in any category.

	Three Months Ended June 30,
	2026			2025
($ in thousands)	ACL Balance	Average Loan Balance(1)	%(2)	ACL Balance	Average Loan Balance(1)	%(2)
Commercial real estate	$20,780	$2,586,937	0.80%	$20,179	$2,572,931	0.78%
Residential real estate	23,531	1,458,992	1.61	23,203	1,348,016	1.72
Construction	6,153	338,695	1.82	5,805	352,803	1.65
Commercial	3,377	208,349	1.62	2,870	224,218	1.28
Consumer	4,828	250,295	1.93	6,188	298,544	2.07
Credit cards	68	4,125	1.65	238	6,122	3.89
Total	$58,737	$4,847,393	1.21	$58,483	$4,802,634	1.22
____________________________________
(1)Excludes loans held for sale.
(2)ACL balance as a percent of average loan balance of each category.

	Six Months Ended June 30,
	2026			2025
($ in thousands)	ACL Balance	Average Loan Balance(1)	%(2)	ACL Balance	Average Loan Balance(1)	%(2)
Commercial real estate	$20,780	$2,594,087	0.80%	$20,179	$2,557,316	0.79%
Residential real estate	23,531	1,441,883	1.63	23,203	1,340,938	1.73
Construction	6,153	343,308	1.79	5,805	352,564	1.65
Commercial	3,377	214,909	1.57	2,870	228,535	1.26
Consumer	4,828	256,202	1.88	6,188	301,515	2.05
Credit cards	68	4,246	1.60	238	6,403	3.72
Total	$58,737	$4,854,635	1.21	$58,483	$4,787,271	1.22
____________________________________
(1)Excludes loans held for sale.
(2)ACL balance as a percent of average loan balance of each category.

The following tables present the net charge-offs or recoveries by average loan portfolio category as of the dates indicated.

	Three Months Ended June 30,
	2026			2025
($ in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance(1)	Net Charge-off (Recovery) %	Net Charge-offs (Recoveries)	Average Loan Balance(1)	Net Charge-off (Recovery) %
Commercial real estate	$64	$2,586,937	0.01%	$—	$2,572,931	0.00%
Residential real estate	(7)	1,458,992	0.00	(2)	1,348,016	0.00
Construction	(1)	338,695	0.00	—	352,803	0.00
Commercial	(22)	208,349	(0.04)	(81)	224,218	(0.14)
Consumer(2)	74	250,295	0.12	543	298,544	0.73
Credit cards	15	4,125	1.46	189	6,122	12.38
Total	$123	$4,847,393	0.01	$649	$4,802,634	0.05

	Six Months Ended June 30,
	2026			2025
($ in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance(1)	Net Charge-off (Recovery) %	Net Charge-offs (Recoveries)	Average Loan Balance(1)	Net Charge-off (Recovery) %
Commercial real estate	$64	$2,594,087	0.00%	$(78)	$2,557,316	(0.01)%
Residential real estate	112	1,441,883	0.02	(3)	1,340,938	0.00
Construction	(1)	343,308	0.00	(1)	352,564	0.00
Commercial	154	214,909	0.14	(85)	228,535	(0.08)
Consumer(2)	549	256,202	0.43	939	301,515	0.63
Credit cards	92	4,246	4.37	431	6,403	13.57
Total	$970	$4,854,635	0.04	$1,203	$4,787,271	0.05
____________________________________
(1)Excludes loans held for sale.
(2)Includes the marine portfolio.
Classified Assets
Classified assets are substandard loans, repossessed assets and OREO. The following tables present the Company’s classified assets by loan portfolio category at June 30, 2026 and December 31, 2025.

	June 30, 2026
($ in thousands)	Classified Loans	Other Real Estate Owned	Repossessed Assets	Total Classified Assets
Commercial real estate	$65,353	$—	$—	$65,353
Residential real estate	11,713	—	—	11,713
Construction	396	—	—	396
Commercial	6,317	—	—	6,317
Consumer	488	—	2,362	2,850
Credit cards	18	—	—	18
Total	$84,285	$—	$2,362	$86,647

	December 31, 2025
($ in thousands)	Classified Loans	Other Real Estate Owned	Repossessed Assets	Total Classified Assets
Commercial real estate	$40,677	$—	$—	$40,677
Residential real estate	11,084	—	—	11,084
Construction	331	113	—	444
Commercial	4,255	—	—	4,255
Consumer	971	—	2,879	3,850
Credit cards	48	—	—	48
Total	$57,366	$113	$2,879	$60,358
The following table presents the Company’s total classified assets as a percentage of total assets and risk-based capital at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
Total classified assets as a percentage of total assets	1.41%	0.96%
Total classified assets as a percentage of risk-based capital	12.53	9.14
Classified assets increased $26.3 million to $86.6 million, or 1.41% of total assets, at June 30, 2026, from $60.4 million, or 0.96% of total assets, at December 31, 2025.
Special Mention Loans
The following table presents the Company’s special mention loans by loan portfolio category at June 30, 2026 and December 31, 2025.

($ in thousands)	June 30, 2026	December 31, 2025
Commercial real estate	$53,741	$52,347
Residential real estate	19,094	19,065
Commercial	122	1,318
Consumer	—	671
Total special mention loans	$72,957	$73,401
Special mention loans decreased to $73.0 million at June 30, 2026, compared to $73.4 million at December 31, 2025. As of June 30, 2026, there were four special mention loans with individual balances greater than $5.0 million, totaling $53.0 million. These loans consist primarily of multifamily commercial real estate and other commercial real estate exposures that are well-collateralized. Management does not currently expect material losses on these credits and is actively engaged in credit oversight and timely execution of workout strategies.
Nonperforming Assets
Nonperforming assets were $67.2 million and $43.2 million, or 1.09% and 0.69% of total assets, as of June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, nonperforming assets primarily consisted of three large loans with an aggregate loan balance of $44.4 million. These nonperforming loans primarily consists of multifamily and office commercial real estate located in North Carolina and Virginia. As of June 30, 2026, these loans are well-secured by collateral and required minimal individual reserves. When comparing June 30, 2026 to June 30, 2025, nonperforming assets increased $47.6 million, primarily due to an increase in nonaccrual loans of $48.0 million, partially offset by a decrease in repossessed boats and automobiles of $274 thousand and a decrease in loans 90 days past due and accruing of $195 thousand. Substandard loans, which include nonaccrual loans and accruing loans 90 days or more past due, were $84.3 million at June 30, 2026, compared to $57.4 million at December 31, 2025 and $19.9 million at June 30, 2025.

The following table summarizes our nonperforming assets as of June 30, 2026 and December 31, 2025.

($ in thousands)	June 30, 2026	December 31, 2025
Nonperforming assets
Nonaccrual loans	$64,818	$39,960
Total loans 90 days or more past due and still accruing	20	255
OREO	—	113
Repossessed assets	2,362	2,879
Total nonperforming assets	$67,200	$43,207

As a percent of total loans:
Nonaccrual loans	1.33%	0.82%

As a percent of total loans and OREO:
Nonperforming assets	1.38%	0.88%

As a percent of total assets:
Nonaccrual loans	1.05%	0.64%
Nonperforming assets	1.09%	0.69%
Off-Balance Sheet Credit Exposure Reserve
The Company’s reserve for off-balance sheet credit exposure was $2.2 million and $2.0 million at June 30, 2026 and December 31, 2025, respectively. The Company monitors line of credit usage and did not see substantive increases in usage or expected usage during the three and six months ended June 30, 2026.

Deposits
The following table presents the components of our deposit portfolio at June 30, 2026 and December 31, 2025.

($ in thousands)	June 30, 2026		December 31, 2025
	Balance	% of Total Deposits	Balance	% of Total Deposits	Change ($)	Change (%)
Noninterest-bearing deposits	$1,606,809	29.76%	$1,587,953	28.69%	$18,856	1.2%
Interest-bearing deposits:
Interest-bearing checking	833,602	15.44	852,585	15.41	(18,983)	(2.2)
Money market and savings	1,710,570	31.68	1,814,928	32.80	(104,358)	(5.7)
Time deposits	1,247,973	23.11	1,267,487	22.90	(19,514)	(1.5)
Brokered deposits	796	0.01	10,911	0.20	(10,115)	(92.7)
Total interest-bearing	3,792,941	70.24	3,945,911	71.31	(152,970)	(3.9)

Total deposits	$5,399,750	100.00%	$5,533,864	100.00%	$(134,114)	(2.4)
Total deposits decreased $134.1 million, to $5.40 billion at June 30, 2026 when compared to December 31, 2025. The year-to-date decrease in total deposits was primarily due to a decrease in money market and savings accounts of $104.4 million, a decrease in time deposits of $19.5 million and a decrease in interest-bearing checking accounts of $19.0 million. These decreases were partially offset by an increase in noninterest-bearing deposits of $18.9 million. Core deposits, which exclude municipal and cannabis deposits, increased by $71.7 million, or 1.7%, during the same period.
Total estimated uninsured deposits were $975.6 million, or 18.1% of total deposits, at June 30, 2026 and $937.2 million, or 16.9% of total deposits, at December 31, 2025. At June 30, 2026, there were $136.6 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank’s uninsured deposits at June 30, 2026, excluding the market value of pledged collateral, were $838.9 million, or 15.5% of total deposits.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At June 30, 2026, the Bank had one local municipal customer deposit relationship that exceeded 2% of total deposits, totaling $183.8 million, which represented 3.39% of total deposits of $5.43 billion. At December 31, 2025, there were three customer deposit relationships that exceeded 2% of total deposits, totaling $539.0 million, which represented 9.70% of total deposits of $5.56 billion. Deposit balances related to the cannabis business were $168.5 million and $159.4 million, or 3.12% and 2.88% of total deposits, as of June 30, 2026 and December 31, 2025, respectively.
Wholesale Funding – Short-Term Borrowings
The Company borrows from the FHLB on a short-term basis to meet liquidity needs. There were no short-term borrowings outstanding as of June 30, 2026 and December 31, 2025.
The Company’s wholesale funding, which includes FHLB advances and brokered deposits, was $796 thousand and $10.9 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the Company had $796 thousand of brokered deposits and no FHLB advances or securities sold under agreements to repurchase or overnight borrowings from correspondent banks. At December 31, 2025, the Company had $10.9 million of brokered deposits and no FHLB advances or securities sold under agreements to repurchase or overnight borrowings from correspondent banks.
Long-Term Debt
The Company occasionally borrows from the FHLB to meet longer-term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had no long-term borrowings with the FHLB as of June 30, 2026.
In November 2025, the Company issued $60 million in subordinated debt maturing in 2035, carrying a fixed interest rate of 6.25% through November 2030. The proceeds were used to fully redeem two existing subordinated debt issuances totaling $44.5 million.
As a result of the merger with Severn Bancorp, Inc., effective October 31, 2021, the Company assumed liability for Junior Subordinated Debentures due in 2035, which had an outstanding principal balance of $20.6 million. The debt balances of $19.1 million at June 30, 2026 and $19.0 million at December 31, 2025 were presented net of fair value adjustments of $1.6 million and $1.7 million, respectively.

Additionally, as a result of the merger with The Community Financial Corporation in 2023, the Company assumed liability for Junior Subordinated Debentures with an outstanding principal balance of $12.4 million. The debt balances of $11.3 million and $11.2 million were presented net of fair value adjustments of $1.1 million and $1.2 million at June 30, 2026 and December 31, 2025, respectively.
Stockholders’ Equity
Total stockholders’ equity increased $26.2 million, or 4.4%, to $616.1 million at June 30, 2026 when compared to December 31, 2025, primarily due to $36.0 million of net income, partially offset by dividends declared of $8.7 million, an increase in accumulated other comprehensive loss of $1.5 million and $891 thousand to repurchase 40,093 shares of the Company’s common stock through the Repurchase Program.

($ in thousands, except per share data)	June 30, 2026	December 31, 2025	Change ($)	Change (%)
Common stock, $0.01 par value per share	$334	$334	$—	—%
Additional paid-in capital	361,048	360,554	494	0.1
Retained earnings	260,782	233,578	27,204	11.6
Accumulated other comprehensive loss	(6,089)	(4,593)	(1,496)	32.6
Total stockholders’ equity	$616,075	$589,873	$26,202	4.4

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
The Company derives liquidity through increased customer deposits, cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. The net decrease in cash and cash equivalents was $97.9 million for the six months ended June 30, 2026, compared to a net decrease of $274.9 million for the six months ended June 30, 2025. The decrease in cash and cash equivalents during the six months ended June 30, 2026 was primarily due to a $153.0 million decrease in interest-bearing deposits, partially offset by a $28.9 million decrease in loans and an $18.9 million increase in noninterest-bearing deposits.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. At June 30, 2026, the Bank had approximately $1.9 billion of available liquidity, including $257.7 million in cash and cash equivalents, $314.4 million in unpledged securities, $25.1 million in secured borrowing capacity with the FRB and $911.9 million in secured borrowing capacity at the FHLB of Atlanta, partially offset by a letter of credit of $33.7 million. In addition, the Bank has arrangements with other correspondent banks whereby it has $396.1 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs that may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. Through the FHLB, the Bank had available lendable collateral of approximately $911.9 million and $788.1 million at June 30, 2026 and December 31, 2025, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB of Atlanta. The Bank has pledged investment securities with the FRB under the FRB Discount Window program.

The following table presents the Company’s liquidity in use and liquidity available as of June 30, 2026.

	June 30, 2026
($ in thousands)	Liquidity in Use	Liquidity Available
FHLB secured borrowings(1)	$33,667	$911,883
Unsecured federal fund purchase lines	—	396,081
FRB discount window	—	25,085

Unpledged assets
Cash and cash equivalents	N/A	$257,670
Investment securities	N/A	314,433
Total	$33,667	$1,905,152
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1 (“CET1”), Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1,250%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank was deemed “well-capitalized” under applicable regulatory capital requirements at June 30, 2026.
The Company evaluates capital resources by the ability to maintain adequate regulatory capital ratios. The Company and the Bank annually update their strategic plan, which includes a three-year capital plan. In developing its plan, the Company considers the impact to capital of asset growth, loan concentrations, income accretion, dividends, holding company liquidity, investment in markets and people and stress testing.
As of June 30, 2026, the Bank and the Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well-capitalized” for purposes of the PCA regulations. The following tables present the applicable capital ratios for the Company and the Bank as of June 30, 2026 and December 31, 2025.

June 30, 2026	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	9.52%	11.09%	11.71%	14.17%
The Bank	10.00	12.31	12.31	13.56

December 31, 2025	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	8.82%	10.52%	11.15%	13.61%
The Bank	9.30	11.75	11.75	13.00
On May 21, 2026, the Company announced that its Board of Directors declared a cash dividend of $0.14 per share, payable on June 17, 2026, to holders of record of shares of common stock as of June 3, 2026.

The Company has no business other than holding the stock of the Bank and does not currently have any material funding requirements, except for the payment of dividends on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.
In May 2026, our Board of Directors authorized the repurchase of up to $30 million of our outstanding common stock over the next 12 months (the “Repurchase Program”). During the three and six months ended June 30, 2026, the Company repurchased 40,093 shares of its common stock at an average cost of $22.22 per share, or $891 thousand in aggregate.
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

($ in thousands, except per share data)	June 30, 2026	December 31, 2025
Total assets	$6,151,431	$6,258,818
Less: intangible assets
Goodwill	(63,266)	(63,266)
Core deposit intangible	(25,767)	(29,722)
Total intangible assets	(89,033)	(92,988)
Tangible assets	$6,062,398	$6,165,830

Total common equity	$616,075	$589,873
Less: intangible assets	(89,033)	(92,988)
Tangible common equity	$527,042	$496,885

Common shares outstanding at period end	33,416,336	33,413,503

Common equity to assets	10.02%	9.42%
Tangible common equity to tangible assets	8.69%	8.06%

Book value per common share at period end	$18.44	$17.65
Tangible book value per common share at period end	15.77	14.87

Return on Average Assets (“ROAA”)
ROAA is a financial ratio that measures the profitability of a company in relation to the average assets. This financial metric is expressed in the form of a percentage which is equal to net income divided by the average assets for a specific period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income	$18,865	$15,507	$35,953	$29,271
Annualized net income	$75,667	$62,198	$72,502	$59,027

Net income	$18,865	$15,507	$35,953	$29,271
Add: amortization of other intangible assets, net of tax	1,479	1,708	2,972	3,425
Adjusted net income – non-GAAP	20,344	17,215	38,925	32,696
Annualized adjusted net income – non-GAAP	$81,600	$69,049	$78,495	$65,934

Average assets	$6,080,508	$6,021,385	$6,127,321	$6,075,339

Return on average assets	1.24%	1.03%	1.18%	0.97%
Adjusted return on average assets – non-GAAP	1.34%	1.15%	1.28%	1.09%
Return on Average Common Equity (“ROACE”)
ROACE is a financial ratio that measures the profitability of a company in relation to the average stockholders’ equity. This financial metric is expressed in the form of a percentage which is equal to net income divided by the average stockholders’ equity for a specific period of time.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income	$18,865	$15,507	$35,953	$29,271
Annualized net income	$75,667	$62,198	$72,502	$59,027

ROACE	12.38%	11.13%	11.97%	10.67%

Average stockholders’ equity	$611,320	$558,952	$605,797	$553,229

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income	$18,865	$15,507	$35,953	$29,271
Add: amortization of other intangible assets, net of tax	1,479	1,708	2,972	3,425
Net income excluding amortization of other intangible assets – non-GAAP	$20,344	$17,215	$38,925	$32,696
Annualized net income excluding amortization of other intangible assets – non-GAAP	$81,600	$69,049	$78,495	$65,934

ROATCE – non-GAAP	15.66%	14.99%	15.25%	14.53%

Average stockholders’ equity	$611,320	$558,952	$605,797	$553,229
Less: Average goodwill and core deposit intangible	(90,088)	(98,241)	(91,082)	(99,372)
Average tangible common equity	$521,232	$460,711	$514,715	$453,857

Adjusted Efficiency Ratio – Non-GAAP
Adjusted efficiency ratio – non-GAAP is computed by dividing (i) noninterest expense less amortization of other intangible assets by (ii) the sum of taxable-equivalent NII and noninterest income. Adjusted efficiency ratio – non-GAAP may not be comparable to similar non-GAAP measures used by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025

Noninterest expense	$35,668	$34,410	$72,724	$68,157
Less: Amortization of other intangible assets	(1,975)	(2,272)	(3,955)	(4,550)
Adjusted noninterest expense	$33,693	$32,138	$68,769	$63,607

Efficiency ratio	57.76%	60.83%	59.83%	62.19%
Adjusted efficiency ratio – non-GAAP	54.49	56.73	56.50	57.95

Net interest income	$52,919	$47,163	$105,474	$93,061
Add: taxable-equivalent adjustment	86	81	175	161
Taxable-equivalent net interest income	$53,005	$47,244	$105,649	$93,222

Noninterest income	$8,830	$9,406	$16,074	$16,540
Adjusted noninterest income	$8,830	$9,406	$16,074	$16,540

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
It is management’s goal to manage the Bank’s portfolios so that NII at risk over 12 and 24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of June 30, 2026 and December 31, 2025, the Company did not exceed any Board-approved limits for the percentage changes in NII or economic value of equity.
Measures of NII at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.
The following schedule estimates the changes in NII over a 12-month period for parallel rate shocks for up 400, 300, 200 and 100 bps, and down 100, 200 and 300 bps scenarios.

Change in Interest Rates:	+ 400 bps	+ 300 bps	+ 200 bps	+ 100 bps	- 100 bps	- 200 bps	- 300 bps
Policy limit	- 25%	- 20%	- 15%	-10%	- 10%	- 15%	- 20%

June 30, 2026	(9.8)%	(7.3)%	(4.8)%	(2.4)%	2.9%	5.1%	4.5%
December 31, 2025	(10.1)%	(7.5)%	(5.0)%	(2.5)%	1.8%	1.8%	0.9%
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

Change in Interest Rates:	+ 400 bps	+ 300 bps	+ 200 bps	+ 100 bps	- 100 bps	- 200 bps	- 300 bps
Policy limit	- 40%	- 30%	- 20%	- 10%	- 10%	- 20%	- 30%

June 30, 2026	(15.0)%	(10.3)%	(6.3)%	(2.7)%	1.8%	1.3%	(2.3)%
December 31, 2025	(18.9)%	(13.3)%	(8.4)%	(3.8)%	2.5%	1.9%	0.9%
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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as of June 30, 2026 were effective.
Management’s annual report on internal control over financial reporting is located on page 55 of the 2025 Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2026, the Company’s Board of Directors authorized the repurchase of up to $30 million of our outstanding common stock over the next 12 months (“the Repurchase Program”). Under the Repurchase Program, the shares may be repurchased from time to time through a combination of open market transactions at prevailing market prices, in privately negotiated transactions, through block trades and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and/or 10b-18 of the Exchange Act. The actual timing, number and value of shares repurchased under the Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions, applicable legal requirements, and other factors. The Repurchase Program may be modified, amended or terminated by the Board of Directors at any time.
The following table provides information regarding purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Repurchase Program	Maximum Remaining Dollar Value of Shares That May Be Purchased Under Repurchase Program
May 1, 2026 to May 31, 2026	—	$—	—	$30,000,000
June 1, 2026 to June 30, 2026	40,093	22.22	40,093	29,109,085
Total	40,093	22.22	40,093
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
This item is not applicable.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

SHORE BANCSHARES, INC.

Date: August 3, 2026	By:	/s/ James M. Burke
James M. Burke
President & Chief Executive Officer

Date: August 3, 2026	By:	/s/ Charles S. Cullum
Charles S. Cullum
Executive Vice President & Chief Financial Officer