Form 10-Q
period 2026-09-30
SHORE BANCSHARES INC
filed 2026-11-02
CIK 1035092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of October 29, 2026 was 33,248,325.

PART I – FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
SHORE BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)
Cash and due from banks	$58,235	$50,164
Interest-bearing deposits with other banks	396,816	305,402
Cash and cash equivalents	455,051	355,566
Investment securities:
Available for sale, at fair value (amortized cost of $396,098 and $226,677 at September 30, 2026 and December 31, 2025, respectively)	380,838	220,358
Held to maturity, net of allowance for credit losses of $128 and $99 (fair value of $308,836 and $378,116 at September 30, 2026 and December 31, 2025, respectively)	356,183	414,827
Equity securities, at fair value	6,031	6,186
Restricted securities, at cost	18,003	17,989
Loans held for sale, at fair value	14,865	32,540
Loans held for investment	4,902,662	4,900,302
Less: allowance for credit losses	(59,554)	(58,836)
Loans, net	4,843,108	4,841,466

Premises and equipment, net	79,048	80,168
Goodwill	63,266	63,266
Other intangible assets, net	24,026	29,722
Right-of-use assets	9,322	10,523
Cash surrender value on life insurance	107,162	105,839
Accrued interest receivable	20,891	18,551
Deferred income taxes	32,587	29,825
Other assets	43,979	31,992
TOTAL ASSETS	$6,454,360	$6,258,818

LIABILITIES
Deposits:
Noninterest-bearing	$1,617,258	$1,587,953
Interest-bearing checking	1,069,480	852,585
Money market and savings	1,758,063	1,814,928
Time deposits	1,250,723	1,267,487
Brokered deposits	803	10,911
Total deposits	5,696,327	5,533,864
Guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”), net	30,406	30,168
Subordinated debt, net	58,893	58,893
Total borrowings	89,299	89,061
Lease liabilities	9,829	11,027
Other liabilities	39,606	34,993
TOTAL LIABILITIES	5,835,061	5,668,945
COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value per share; shares authorized 50,000,000; shares issued and outstanding 33,305,321 and 33,413,503 at September 30, 2026 and December 31, 2025, respectively	333	334
Additional paid-in capital	357,207	360,554
Retained earnings	272,851	233,578
Accumulated other comprehensive loss	(11,092)	(4,593)
TOTAL STOCKHOLDERS’ EQUITY	619,299	589,873
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,454,360	$6,258,818
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2026	2025	2026	2025
INTEREST INCOME
Interest on loans	$72,655	$70,693	$213,925	$207,816
Interest and dividends on taxable investment securities	5,535	5,036	16,036	15,368
Interest and dividends on tax-exempt investment securities	6	6	18	18
Interest on deposits with other banks	1,851	1,215	5,909	6,212
Total interest income	80,047	76,950	235,888	229,414

INTEREST EXPENSE
Interest on deposits	23,336	26,474	70,543	81,914
Interest on short-term borrowings	—	640	16	1,843
Interest on long-term borrowings	1,584	1,418	4,728	4,178
Total interest expense	24,920	28,532	75,287	87,935

NET INTEREST INCOME	55,127	48,418	160,601	141,479
Provision for credit losses	5,268	2,992	6,249	5,548
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	49,859	45,426	154,352	135,931

NONINTEREST INCOME
Service charges on deposit accounts	1,731	1,599	4,978	4,632
Trust and investment fee income	1,115	898	3,355	2,663
Mortgage banking revenue	1,156	1,278	4,160	4,897
Interchange credits	1,963	1,858	5,621	5,223
Other noninterest income	1,710	2,305	5,635	7,063
Total noninterest income	7,675	7,938	23,749	24,478

NONINTEREST EXPENSE
Salaries and employee benefits	18,475	18,642	56,576	52,824
Occupancy expense	2,366	2,406	7,428	7,416
Furniture and equipment expense	971	892	2,792	2,542
Software and data processing	5,801	5,155	16,276	14,665
Amortization of other intangible assets	1,741	2,039	5,696	6,589
Legal and professional fees	881	989	3,841	3,827
FDIC insurance premium expense	805	794	2,768	2,908
Marketing and advertising	376	315	962	953
Fraud losses	245	45	503	233
Other noninterest expense	3,602	3,102	11,145	10,579
Total noninterest expense	35,263	34,379	107,987	102,536

Income before income taxes	22,271	18,985	70,114	57,873
Income tax expense	5,500	4,637	17,390	14,254
NET INCOME	$16,771	$14,348	$52,724	$43,619

Basic net income per common share	$0.50	$0.43	$1.58	$1.31
Diluted net income per common share	$0.50	$0.43	$1.58	$1.31
Dividends paid per common share	$0.14	$0.12	$0.40	$0.36
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$16,771	$14,348	$52,724	$43,619

Other comprehensive income (loss):
Investment securities:
Unrealized holding (losses) gains on available for sale securities	(6,883)	1,163	(8,942)	3,834
Tax effect	1,880	(319)	2,443	(1,048)
Total other comprehensive (loss) income	(5,003)	844	(6,499)	2,786
Comprehensive income	$11,768	$15,192	$46,225	$46,405
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

($ in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2025	$334	$360,554	$233,578	$(4,593)	$589,873
Net income	—	—	17,088	—	17,088
Other comprehensive loss	—	—	—	(677)	(677)
Common shares issued for employee stock purchase plan	—	90	—	—	90
Stock-based compensation	1	369	—	—	370
Cash dividends at $0.12 per common share	—	—	(4,030)	—	(4,030)
Balances, March 31, 2026	335	361,013	246,636	(5,270)	602,714
Net income	—	—	18,865	—	18,865
Other comprehensive loss	—	—	—	(819)	(819)
Retirement of common stock	(1)	(1,059)	—	—	(1,060)
Common shares issued for employee stock purchase plan	—	82	—	—	82
Stock-based compensation	—	1,012	—	—	1,012
Cash dividends at $0.14 per common share	—	—	(4,719)	—	(4,719)
Balances, June 30, 2026	334	361,048	260,782	(6,089)	616,075
Net income	—	—	16,771	—	16,771
Other comprehensive loss	—	—	—	(5,003)	(5,003)
Retirement of common stock	(1)	(3,235)	—	—	(3,236)
Common shares issued for employee stock purchase plan	—	88	—	—	88
Stock-based compensation	—	(694)	—	—	(694)
Cash dividends at $0.14 per common share	—	—	(4,702)	—	(4,702)
Balances, September 30, 2026	$333	$357,207	$272,851	$(11,092)	$619,299
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited) – Continued

($ in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balances, December 31, 2024	$333	$358,112	$190,166	$(7,545)	$541,066
Net income	—	—	13,764	—	13,764
Other comprehensive income	—	—	—	1,212	1,212
Stock-based compensation	—	460	—	—	460
Cash dividends at $0.12 per common share	—	—	(4,032)	—	(4,032)
Balances, March 31, 2025	333	358,572	199,898	(6,333)	552,470
Net income	—	—	15,507	—	15,507
Other comprehensive income	—	—	—	730	730
Stock-based compensation	1	491	—	—	492
Cash dividends at $0.12 per common share	—	—	(4,005)	—	(4,005)
Balances, June 30, 2025	334	359,063	211,400	(5,603)	565,194
Net income	—	—	14,348	—	14,348
Other comprehensive income	—	—	—	844	844
Stock-based compensation	—	876	—	—	876
Cash dividends at $0.12 per common share	—	—	(4,055)	—	(4,055)
Balances, September 30, 2025	$334	$359,939	$221,693	$(4,759)	$577,207
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,724	$43,619
Adjustments to reconcile net income to net cash provided by operating activities:
Net accretion of acquisition accounting estimates	(11,958)	(9,549)
Provision for credit losses	6,249	5,548
Depreciation and amortization	10,422	11,741
Net amortization of securities	(468)	92
Amortization of and valuation adjustments on mortgage servicing rights	471	691
Amortization of debt issuance costs	210	82
Gain on mortgage loans held for sale	(3,929)	(4,586)
Loss (gain) on other mortgage loan activity	159	(36)
Proceeds from sale of mortgage loans held for sale	153,545	145,714
Originations of loans held for sale	(132,614)	(143,697)
Stock-based compensation expense	2,638	1,357
Deferred income tax (benefit) expense	(319)	482
Loss on sales and valuation adjustments of repossessed assets	868	164
Loss on disposal of fixed assets	—	147
Loss on disposal of premises held for sale	—	61
Loss on sales and valuation adjustments on other real estate owned	44	59
Fair value adjustment on equity securities	302	(163)
Bank-owned life insurance income	(981)	(2,127)
Net changes in:
Accrued interest receivable	(2,340)	(838)
Other assets	(2,177)	(4,114)
Accrued interest payable	530	5
Other liabilities	1,739	9,261
Net cash provided by operating activities	75,115	53,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal payments of available for sale securities	42,703	19,840
Proceeds from maturities and principal payments of held to maturity securities	58,210	49,661
Proceeds from life insurance death benefits	1,245	1,714
Purchases of available for sale securities	(211,252)	(48,198)
Purchases of held to maturity securities	—	(2,325)
Purchases of equity securities	(147)	(136)
Purchase of restricted securities	(14)	(111)
Net change in loans	(9,060)	(104,368)
Purchases of premises and equipment	(2,244)	(2,491)
Proceeds from sales of other real estate owned	69	—
Proceeds from sales of repossessed assets	1,595	1,852
Purchases of bank-owned life insurance	(1,092)	(221)
Proceeds from disposal of premises held for sale	—	843
Net cash used in investing activities	$(119,987)	$(83,940)
See accompanying notes to unaudited consolidated financial statements.

SHORE BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – Continued

	Nine Months Ended September 30,
($ in thousands)	2026	2025

CASH FLOWS FROM FINANCING ACTIVITIES:
Net changes in:
Noninterest-bearing deposits	$29,305	$31,397
Interest-bearing deposits	133,158	(32,616)
Shares withheld as tax payments associated with settlement of restricted stock units	(619)	—
Common stock dividends paid	(13,451)	(12,092)
Retirement of common stock	(4,296)	—
Issuance of common stock	260	—
Net cash provided by (used in) financing activities	144,357	(13,311)
Net increase (decrease) in cash and cash equivalents	99,485	(43,338)
Cash and cash equivalents at beginning of period	355,566	459,851
Cash and cash equivalents at end of period	$455,051	$416,513

Supplemental cash flow information:
Interest paid	$75,248	$86,106
Income taxes paid	20,080	12,205
Recognition of lease liabilities arising from right-of-use assets	20	1,166
Transfers from loans to repossessed assets	2,295	2,300
Transfer from loans to other real estate owned	10,781	—
Transfer from loans held for sale to loans held for investment	—	649
Unrealized (losses) gains on available for sale securities	(8,942)	3,834
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
Recent Accounting Pronouncements
In January 2026, the Company adopted Accounting Standards Update (“ASU”) No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans, which expanded the use of the gross‑up method beyond purchased credit-deteriorated (“PCD”) assets to include purchased seasoned loans (“PSLs”). Under the amended guidance, a non‑PCD loan (excluding credit cards) is considered seasoned if it is acquired in a business combination, or if it is purchased at least 90 days after origination and the acquirer was not involved in the origination of the loan. Qualifying PSLs are recorded at acquisition at their purchase price plus an allowance for expected credit losses, with no corresponding provision for credit losses recognized at acquisition, thereby eliminating the Day 1 provision for credit losses previously required for non-PCD acquired loans. The early adoption of this guidance did not result in a material impact on the Company’s (consolidated) financial statements at the time of adoption; however, it is expected to reduce income statement volatility in future periods by eliminating Day 1 provisions for credit losses on qualifying acquired loans and improving comparability in acquisition accounting.

Note 2 – Investment Securities
The following tables provide information on the amortized cost and estimated fair values of available for sale (“AFS”) and held to maturity (“HTM”) investment securities as of September 30, 2026 and December 31, 2025.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for sale securities(1):
September 30, 2026
U.S. Treasury and government agency securities	$21,784	$1	$2,033	$19,752
Mortgage-backed securities	336,823	84	13,202	323,705
Other debt securities(2)	37,491	398	508	37,381
Total	$396,098	$483	$15,743	$380,838

December 31, 2025
U.S. Treasury and government agency securities	$22,303	$2	$1,689	$20,616
Mortgage-backed securities	200,105	331	5,409	195,027
Other debt securities(2)	4,269	446	—	4,715
Total	$226,677	$779	$7,098	$220,358
____________________________________
(1)No AFS securities were sold during the three and nine months ended September 30, 2026 and 2025.
(2)Other debt securities includes corporate and municipal bond obligations of state and political entities.

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to maturity securities:
September 30, 2026
U.S. Treasury and government agency securities	$74,598	$—	$4,818	$69,780	$—
Mortgage-backed securities	276,256	21	42,444	233,833	—
Other debt securities(1)	5,457	—	234	5,223	128
Total	$356,311	$21	$47,496	$308,836	$128

December 31, 2025
U.S. Treasury and government agency securities	$104,836	$2	$4,513	$100,325	$—
Mortgage-backed securities	303,129	255	32,167	271,217	—
Other debt securities(1)	6,961	33	420	6,574	99
Total	$414,926	$290	$37,100	$378,116	$99
____________________________________
(1)Other debt securities includes corporate and municipal bond obligations of state and political entities.
Equity securities with aggregate fair values of $6.0 million and $6.2 million as of September 30, 2026 and December 31, 2025, respectively, are presented separately on the consolidated balance sheets. The fair value adjustments recorded through earnings totaled a loss of $237 thousand and a gain of $57 thousand for the three months ended September 30, 2026 and 2025, respectively. The fair value adjustments recorded through earnings totaled a loss of $302 thousand and a gain of $163 thousand for the nine months ended September 30, 2026 and 2025, respectively.
The following table summarizes the activity in the allowance for credit losses (“ACL”) on HTM securities for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Balance, beginning of period	$76	$199	$99	$203
Provision for (reversal of the provision for) credit losses, other debt securities	52	(104)	29	(108)
Balance, end of period	$128	$95	$128	$95

A provision for credit losses of $52 thousand and a reversal of the provision for credit losses of $104 thousand was recorded on HTM corporate and municipal bonds for the three months ended September 30, 2026 and 2025, respectively. A provision for credit losses of $29 thousand and a reversal of the provision for credit losses of $108 thousand was recorded on HTM corporate and municipal bonds for the nine months ended September 30, 2026 and 2025, respectively.
The following tables provide information about gross unrealized losses and fair value by length of time that the individual securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025.

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
Available for sale securities:
U.S. Treasury and government agency securities	$2,483	$1	$17,150	$2,032	$19,633	$2,033
Mortgage-backed securities	221,551	7,219	52,364	5,983	273,915	13,202
Other debt securities	26,742	508	—	—	26,742	508
Total	$250,776	$7,728	$69,514	$8,015	$320,290	$15,743

	Less than 12 Months		More than 12 Months		Total
($ in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Available for sale securities:
U.S. Treasury and government agency securities	$—	$—	$18,027	$1,689	$18,027	$1,689
Mortgage-backed securities	102,954	531	47,656	4,878	150,610	5,409
Other debt securities	—	—	—	—	—	—
Total	$102,954	$531	$65,683	$6,567	$168,637	$7,098
There were 160 AFS debt securities with a fair value below the amortized cost basis, with unrealized losses totaling $15.7 million as of September 30, 2026. The Company concluded that a credit loss did not exist in its AFS securities portfolio as of September 30, 2026, and no impairment loss has been recognized because (1) changes in fair value were primarily caused by fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) the Company does not intend to sell these investments in debt securities prior to maturity and it is not more likely than not that it will be required to sell them before recovery of amortized cost, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities are issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.
All AFS and HTM securities were current with no securities past due or on nonaccrual as of September 30, 2026 and December 31, 2025.
There were 160 AFS and 167 HTM securities in an unrealized loss position at September 30, 2026. Because the Company does not intend to sell these securities and it is not more likely than not that the Company will be required to sell these securities before recovery of their amortized cost bases, which may be at maturity for debt securities, the Company considers the unrealized losses to be temporary. There were 122 AFS and 169 HTM securities in an unrealized loss position at December 31, 2025. Net unrealized losses with respect to the AFS securities totaled $15.3 million and $6.3 million as of September 30, 2026 and December 31, 2025, respectively.

The following table provides information on the amortized cost and estimated fair values of investment securities by contractual maturity date at September 30, 2026.

	Available for Sale		Held to Maturity
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,484	$2,483	$24,324	$23,960
Due after one year through five years	20,016	18,002	42,116	39,601
Due after five years through ten years	31,707	31,576	10,606	9,009
Due after ten years	5,068	5,072	3,009	2,433
Total non-mortgage-backed securities	$59,275	$57,133	$80,055	$75,003
Mortgage-backed securities	336,823	323,705	276,256	233,833
Total	$396,098	$380,838	$356,311	$308,836
The maturity dates for debt securities are determined using contractual maturity dates. Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations without prepayment penalties.
The Company has securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase. As of September 30, 2026, the aggregate carrying value of AFS and HTM pledged securities was $87.7 million and $227.6 million, respectively. The comparable amounts for December 31, 2025 were $69.4 million and $218.6 million, respectively.
The following table sets forth the amortized cost and estimated fair values of securities that have been pledged as collateral for obligations to federal, state and local government agencies, and other purposes as required or permitted by law, or sold under agreements to repurchase at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pledged available for sale securities	$92,713	$87,665	$75,123	$69,369
Pledged held to maturity securities	227,641	196,247	218,556	197,146
Total	$320,354	$283,912	$293,679	$266,515
There were no obligations of any issuer exceeding 10% of stockholders’ equity at September 30, 2026 or December 31, 2025.
Note 3 – Loans and Allowance for Credit Losses
The measurement of expected credit losses under the current expected credit loss methodology promulgated by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, is applicable to financial assets measured at amortized cost, including loan receivables. For further discussion on the most significant accounting policies that the Company follows, see Note 1 – “Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8 of the 2025 Annual Report.
The following table provides information about the principal classes of the loan portfolio at September 30, 2026 and December 31, 2025.

($ in thousands)	September 30, 2026	% of Total Loans	December 31, 2025	% of Total Loans
Commercial real estate	$2,581,473	52.66%	$2,643,996	53.95%
Residential real estate	1,498,469	30.56	1,414,964	28.88
Construction	352,073	7.18	344,903	7.04
Commercial	236,276	4.82	226,006	4.61
Consumer	231,703	4.73	265,912	5.43
Credit cards	2,668	0.05	4,521	0.09
Total loans	4,902,662	100.00%	4,900,302	100.00%
Less: allowance for credit losses	(59,554)		(58,836)
Total loans, net	$4,843,108		$4,841,466

Loans are stated at their principal amount outstanding, net of any purchase premiums or discounts, deferred fees, and costs. Included in loans were deferred costs, net of fees, of $3.2 million and $3.1 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, loans included $1.29 billion and $1.49 billion, respectively, of aggregate loans that were acquired as part of the acquisitions of Severn Bancorp, Inc. (“Severn”) and The Community Financial Corporation (“TCFC”). These balances are presented net of the related aggregate discounts, which totaled $65.9 million and $78.2 million at September 30, 2026 and December 31, 2025, respectively.
The following tables provide information on the amortized cost basis of nonaccrual loans by loan class as of September 30, 2026 and December 31, 2025.

($ in thousands)	Nonaccrual With No Allowance For Credit Losses	Nonaccrual With An Allowance For Credit Losses	Total Nonaccrual Loans
September 30, 2026
Nonaccrual loans:
Commercial real estate	$35,302	$19,224	$54,526
Residential real estate	9,499	1,396	10,895
Construction	75	—	75
Commercial	172	2,408	2,580
Consumer	61	62	123
Credit cards	—	15	15
Total	$45,109	$23,105	$68,214

Interest income	$761	$362	$1,123

($ in thousands)	Nonaccrual With No Allowance For Credit Losses	Nonaccrual With An Allowance For Credit Losses	Total Nonaccrual Loans
December 31, 2025
Nonaccrual loans:
Commercial real estate	$6,135	$19,498	$25,633
Residential real estate	9,594	544	10,138
Construction	88	—	88
Commercial	2,297	784	3,081
Consumer	898	74	972
Credit cards	—	48	48
Total	$19,012	$20,948	$39,960

Interest income	$285	$363	$648

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
September 30, 2026
Nonaccrual loans:
Commercial real estate	$1,416	$53,110	$54,526
Residential real estate	4,372	6,523	10,895
Construction	75	—	75
Commercial	332	2,248	2,580
Consumer	90	33	123
Credit cards	—	15	15
Total	$6,285	$61,929	$68,214

($ in thousands)	Nonaccrual Delinquent Loans	Nonaccrual Current Loans	Total Nonaccrual Loans
December 31, 2025
Nonaccrual loans:
Commercial real estate	$2,809	$22,824	$25,633
Residential real estate	3,808	6,330	10,138
Construction	88	—	88
Commercial	196	2,885	3,081
Consumer	491	481	972
Credit cards	32	16	48
Total	$7,424	$32,536	$39,960
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
Consumer credit cards are monitored based on a borrower’s payment history. Credit card loans are classified as performing and are typically charged-off no later than 180 days or when, in the opinion of management, the collection of principal or interest is considered doubtful. As of September 30, 2026, there was one credit card that was evaluated based on economic conditions specific to the loan or borrower, and was downgraded to substandard and nonperforming.
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

The following table provides information on loan risk ratings as of September 30, 2026 and gross charge-offs during the nine months ended September 30, 2026.

	Term Loans by Origination Year						Revolving loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior to 2022	2022	2023	2024	2025	2026
September 30, 2026
Commercial real estate
Pass	$1,187,700	$503,018	$191,752	$126,730	$254,305	$189,424	$20,669	$569	$2,474,167
Special mention	17,178	18,098	—	—	—	—	—	—	35,276
Substandard	17,346	36,737	15,384	1,834	594	—	135	—	72,030
Total	$1,222,224	$557,853	$207,136	$128,564	$254,899	$189,424	$20,804	$569	$2,581,473
Gross charge-offs	$(120)	$—	$(3,908)	$—	$—	$—	$—	$—	$(4,028)

Residential real estate
Pass	$443,344	$264,546	$189,148	$164,740	$174,370	$82,306	$148,282	$504	$1,467,240
Special mention	17,709	—	—	—	—	—	1,498	—	19,207
Substandard	8,400	1,503	301	501	—	56	1,261	—	12,022
Total	$469,453	$266,049	$189,449	$165,241	$174,370	$82,362	$151,041	$504	$1,498,469
Gross charge-offs	$(139)	$—	$—	$—	$—	$—	$(4)	$—	$(143)

Construction
Pass	$30,115	$6,706	$12,143	$63,239	$126,752	$91,253	$21,261	$528	$351,997
Special mention	—	—	—	—	—	—	—	—	—
Substandard	76	—	—	—	—	—	—	—	76
Total	$30,191	$6,706	$12,143	$63,239	$126,752	$91,253	$21,261	$528	$352,073
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$65,987	$14,339	$11,517	$22,454	$29,667	$24,677	$59,583	$1,809	$230,033
Special mention	3	—	—	—	—	—	91	71	165
Substandard	715	428	547	474	—	270	3,644	—	6,078
Total	$66,705	$14,767	$12,064	$22,928	$29,667	$24,947	$63,318	$1,880	$236,276
Gross charge-offs	$(2)	$(37)	$(149)	$—	$(10)	$—	$(15)	$—	$(213)

Consumer
Pass	$41,352	$72,188	$28,743	$21,111	$34,498	$33,022	$709	$—	$231,623
Special mention	—	—	—	—	—	—	—	—	—
Substandard	1	39	13	6	21	—	—	—	80
Total	$41,353	$72,227	$28,756	$21,117	$34,519	$33,022	$709	$—	$231,703
Gross charge-offs	$(639)	$(1,155)	$(157)	$(65)	$(32)	$—	$(2)	$—	$(2,050)

Total
Pass	$1,768,498	$860,797	$433,303	$398,274	$619,592	$420,682	$250,504	$3,410	$4,755,060
Special mention	34,890	18,098	—	—	—	—	1,589	71	54,648
Substandard	26,538	38,707	16,245	2,815	615	326	5,040	—	90,286
Total loans by risk category	$1,829,926	$917,602	$449,548	$401,089	$620,207	$421,008	$257,133	$3,481	$4,899,994

Total gross charge-offs	$(900)	$(1,192)	$(4,214)	$(65)	$(42)	$—	$(21)	$—	$(6,434)

The following table presents the amortized cost of credit card loans based on performing status and gross charge-offs during the nine months ended September 30, 2026. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior to 2022	2022	2023	2024	2025	2026
September 30, 2026
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$2,653	$—	$2,653
Nonperforming	—	—	—	—	—	—	15	—	15
Total	$—	$—	$—	$—	$—	$—	$2,668	$—	$2,668
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(128)	$—	$(128)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$2,668	$—	$2,668

Total gross charge-offs	$(900)	$(1,192)	$(4,214)	$(65)	$(42)	$—	$(149)	$—	$(6,562)

Total recorded investment	$1,829,926	$917,602	$449,548	$401,089	$620,207	$421,008	$259,801	$3,481	$4,902,662

The following table provides information on loan risk ratings as of December 31, 2025 and gross charge-offs during the year ended December 31, 2025.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
December 31, 2025
Commercial real estate
Pass	$939,986	$364,719	$556,924	$242,170	$139,929	$265,405	$14,703	$27,136	$2,550,972
Special mention	15,105	2,884	34,014	344	—	—	—	—	52,347
Substandard	20,056	16,806	2,840	—	283	—	692	—	40,677
Total	$975,147	$384,409	$593,778	$242,514	$140,212	$265,405	$15,395	$27,136	$2,643,996
Gross charge-offs	$(109)	$(2,640)	$—	$—	$—	$—	$—	$—	$(2,749)

Residential real estate
Pass	$317,764	$182,198	$275,869	$215,397	$147,517	$114,300	$131,075	$695	$1,384,815
Special mention	3,719	14,777	—	504	—	—	65	—	19,065
Substandard	6,990	2,012	267	330	—	112	1,373	—	11,084
Total	$328,473	$198,987	$276,136	$216,231	$147,517	$114,412	$132,513	$695	$1,414,964
Gross charge-offs	$(5)	$—	$—	$—	$—	$—	$(45)	$—	$(50)

Construction
Pass	$27,094	$7,238	$7,047	$28,868	$108,885	$151,738	$13,070	$632	$344,572
Special mention	—	—	—	—	—	—	—	—	—
Substandard	88	—	—	—	—	243	—	—	331
Total	$27,182	$7,238	$7,047	$28,868	$108,885	$151,981	$13,070	$632	$344,903
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$23,379	$25,518	$19,739	$14,925	$29,307	$35,202	$70,493	$1,870	$220,433
Special mention	104	27	107	105	76	54	845	—	1,318
Substandard	424	1,055	758	527	—	—	1,318	173	4,255
Total	$23,907	$26,600	$20,604	$15,557	$29,383	$35,256	$72,656	$2,043	$226,006
Gross charge-offs	$(71)	$—	$—	$(329)	$—	$—	$(381)	$(31)	$(812)

Consumer
Pass	$7,954	$45,750	$88,990	$39,576	$31,597	$49,634	$769	$—	$264,270
Special mention	—	—	671	—	—	—	—	—	671
Substandard	1	29	396	445	41	59	—	—	971
Total	$7,955	$45,779	$90,057	$40,021	$31,638	$49,693	$769	$—	$265,912
Gross charge-offs	$(451)	$(99)	$(1,595)	$(646)	$(324)	$—	$(18)	$—	$(3,133)

Total
Pass	$1,316,177	$625,423	$948,569	$540,936	$457,235	$616,279	$230,110	$30,333	$4,765,062
Special mention	18,928	17,688	34,792	953	76	54	910	—	73,401
Substandard	27,559	19,902	4,261	1,302	324	414	3,383	173	57,318
Total loans by risk category	$1,362,664	$663,013	$987,622	$543,191	$457,635	$616,747	$234,403	$30,506	$4,895,781

Total gross charge-offs	$(636)	$(2,739)	$(1,595)	$(975)	$(324)	$—	$(444)	$(31)	$(6,744)

The following table presents the amortized cost of credit card loans based on performing status and gross charge-offs during the year ended December 31, 2025. Nonperforming loans consisted of nonaccrual loans and loans past due 90 days or more and still accruing.

	Term Loans by Origination Year						Revolving Loans	Revolving Converted to Term Loans	Total
($ in thousands)	Prior	2021	2022	2023	2024	2025
December 31, 2025
Credit cards
Performing	$—	$—	$—	$—	$—	$—	$4,473	$—	$4,473
Nonperforming	—	—	—	—	—	—	48	—	48
Total	$—	$—	$—	$—	$—	$—	$4,521	$—	$4,521
Gross charge-offs	$—	$—	$—	$—	$—	$—	$(535)	$—	$(535)

Total loans evaluated by performing status	$—	$—	$—	$—	$—	$—	$4,521	$—	$4,521

Total gross charge-offs	$(636)	$(2,739)	$(1,595)	$(975)	$(324)	$—	$(979)	$(31)	$(7,279)

Total recorded investment	$1,362,664	$663,013	$987,622	$543,191	$457,635	$616,747	$238,924	$30,506	$4,900,302
The following tables provide information on the aging of the Company’s loan portfolio as of September 30, 2026 and December 31, 2025.

($ in thousands)	30‑59 Days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
September 30, 2026
Commercial real estate	$109	$—	$—	$—	$1,416	$1,525	$2,526,838	$53,110	$2,581,473
Residential real estate	1,448	123	—	870	3,502	5,943	1,486,003	6,523	1,498,469
Construction	—	—	—	32	43	75	351,998	—	352,073
Commercial	55	—	—	—	332	387	233,641	2,248	236,276
Consumer	278	111	—	6	84	479	231,191	33	231,703
Credit cards	13	36	80	—	—	129	2,524	15	2,668
Total	$1,903	$270	$80	$908	$5,377	$8,538	$4,832,195	$61,929	$4,902,662
Percent of total loans	0.04%	0.01%	0.00%	0.02%	0.11%	0.17%	98.57%	1.26%	100.00%

($ in thousands)	30‑59 days Past Due	60‑89 Days Past Due	90 Days Past Due and Still Accruing	30-89 Days Past Due and Not Accruing	90 Days Past Due and Not Accruing	Total Past Due	Current Accrual Loans	Current Nonaccrual Loans	Total
December 31, 2025
Commercial real estate	$1,684	$—	$—	$68	$2,741	$4,493	$2,616,679	$22,824	$2,643,996
Residential real estate	1,663	397	71	1,225	2,583	5,939	1,402,695	6,330	1,414,964
Construction	—	43	79	—	88	210	344,693	—	344,903
Commercial	—	4	—	46	150	200	222,921	2,885	226,006
Consumer	390	690	—	43	448	1,571	263,860	481	265,912
Credit cards	14	19	105	32	—	170	4,335	16	4,521
Total	$3,751	$1,153	$255	$1,414	$6,010	$12,583	$4,855,183	$32,536	$4,900,302
Percent of total loans	0.08%	0.02%	0.01%	0.03%	0.12%	0.26%	99.08%	0.66%	100.00%

The following tables provide a summary of the activity in the ACL allocated by loan class for the three and nine months ended September 30, 2026 and 2025. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses from other loan classes.

($ in thousands)	Beginning Balance	Gross Charge-offs	Recoveries	Provisions (Reversal of Provisions)	Ending Balance
Three Months Ended September 30, 2026
Commercial real estate	$20,780	$(3,964)	$68	$5,278	$22,162
Residential real estate	23,531	—	9	766	24,306
Construction	6,153	—	12	(957)	5,208
Commercial	3,377	(10)	36	(161)	3,242
Consumer	4,828	(1,052)	58	683	4,517
Credit cards	68	(13)	7	57	119
Total(1)	$58,737	$(5,039)	$190	$5,666	$59,554

($ in thousands)	Beginning Balance	Gross Charge-offs	Recoveries	Provisions (Reversal of Provisions)	Ending Balance
Three Months Ended September 30, 2025
Commercial real estate	$21,662	$(109)	$—	$(484)	$21,069
Residential real estate	21,720	(49)	190	949	22,810
Construction	5,805	—	—	416	6,221
Commercial	2,870	(440)	5	1,207	3,642
Consumer	6,188	(1,382)	54	842	5,702
Credit cards	238	(94)	—	(34)	110
Total(1)	$58,483	$(2,074)	$249	$2,896	$59,554

($ in thousands)	Beginning Balance	Gross Charge-offs	Recoveries	Provisions (Reversal of Provisions)	Ending Balance
Nine Months Ended September 30, 2026
Commercial real estate	$21,387	$(4,028)	$68	$4,735	$22,162
Residential real estate	22,510	(143)	41	1,898	24,306
Construction	5,968	—	13	(773)	5,208
Commercial	3,005	(213)	85	365	3,242
Consumer	5,767	(2,050)	507	293	4,517
Credit cards	199	(128)	29	19	119
Total(1)	$58,836	$(6,562)	$743	$6,537	$59,554

($ in thousands)	Beginning Balance	Gross Charge-offs	Recoveries	Provisions (Reversal of Provisions)	Ending Balance
Nine Months Ended September 30, 2025
Commercial real estate	$22,846	$(109)	$78	$(1,746)	$21,069
Residential real estate	21,776	(49)	193	890	22,810
Construction	2,854	—	1	3,366	6,221
Commercial	3,138	(442)	92	854	3,642
Consumer	6,889	(2,462)	195	1,080	5,702
Credit cards	407	(525)	—	228	110
Total(1)	$57,910	$(3,587)	$559	$4,672	$59,554
____________________________________
(1)Excludes amounts pertaining to unfunded commitments.

The following tables present the amortized cost basis of collateral-dependent loans by loan portfolio segment as of September 30, 2026 and December 31, 2025.

	September 30, 2026
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$72,030	$—	$72,030
Residential real estate	12,022	—	12,022
Construction	76	—	76
Commercial(1)	—	6,079	6,079
Consumer(2)	—	80	80
Total	$84,128	$6,159	$90,287

	December 31, 2025
($ in thousands)	Real Estate Collateral	Other Collateral	Total
Commercial real estate	$40,676	$—	$40,676
Residential real estate	11,084	—	11,084
Construction	332	—	332
Commercial(1)	—	4,164	4,164
Consumer(2)	—	971	971
Total	$52,092	$5,135	$57,227
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
During the three and nine months ended September 30, 2026, no loan modifications were made to borrowers experiencing financial difficulty.
The following table presents details of portfolio loans that were modified during the three months ended September 30, 2025, by loan category.

($ in thousands)	Quantity of Loans Modified	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Portfolio Segment
Residential real estate	1	$—	$—	$—	$33	$—	$—	$33	0.00%
Total	1	$—	$—	$—	$33	$—	$—	$33	0.00
The following table presents details of portfolio loans that were modified during the nine months ended September 30, 2025, by loan category.

($ in thousands)	Quantity of Loans Modified	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Payment Delay and Term Extension	Term Extension and Interest Rate Reduction	Total	% of Total Portfolio Segment
Commercial real estate	6	$—	$—	$1,351	$5,242	$—	$—	$6,593	0.25%
Residential real estate	1	—	—	—	33	—	—	33	0.00
Commercial	3	—	—	72	116	—	—	188	0.08
Total	10	$—	$—	$1,423	$5,391	$—	$—	$6,814	0.14
As of September 30, 2026, of the loans with borrowers experiencing financial difficulty that were modified during the preceding 12 months, $107 thousand and zero were classified as current accrual and current nonaccrual, respectively. As of December 31, 2025, of the loans with borrowers experiencing financial difficulty that were modified during the preceding 12 months, $5.3 million and $170 thousand were classified as current accrual and current nonaccrual, respectively.
During the three and nine months ended September 30, 2026 and 2025, there were no defaults on loan modifications made to borrowers experiencing financial difficulty in the preceding 12 months.
Foreclosure Proceedings
The Company had $1.1 million and $124 thousand of consumer mortgage loans collateralized by residential real estate properties that were in the process of foreclosure as of September 30, 2026 and December 31, 2025, respectively. The Company had zero and $95 thousand of commercial real estate loans collateralized by commercial real estate that were in the process of foreclosure as of September 30, 2026 and December 31, 2025, respectively.
Other Real Estate Owned (“OREO”) and Repossessed Assets
OREO and repossessed assets are adjusted for fair value upon transfer from loans to foreclosed assets, establishing a new cost basis. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. The Company had OREO and repossessed asset balances of $10.8 million and $2.7 million, respectively, as of September 30, 2026, and $113 thousand and $2.9 million, respectively, as of December 31, 2025.
Mortgage Servicing Rights (“MSRs”)
When mortgage loans are sold with servicing retained, the MSRs are initially recorded at fair value with the income statement effect recorded in mortgage banking revenue in the consolidated statements of income. Subsequently, the MSRs are amortized to the income statement in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are evaluated for impairment based upon fair value of the rights as compared to carrying amount. No impairments of MSRs were recognized for the three and nine months ended September 30, 2026 and 2025, respectively. The Company recognized net servicing income of $129 thousand and $147 thousand during the three months ended September 30, 2026 and 2025, respectively, and net servicing income of $390 thousand and $251 thousand for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, the Company was servicing $316.2 million in loans for the Federal National Mortgage Association and $95.3 million in loans for Federal Home Loan Mortgage Corporation.
The following table presents activity in MSRs for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$4,820	$5,396	$5,142	$5,874
Net additions	—	54	—	111
Amortization expense	(149)	(157)	(471)	(362)
Other	—	—	—	(330)
Ending balance	$4,671	$5,293	$4,671	$5,293
The fair value of MSRs was determined using a discount rate of 9.0% at September 30, 2026 and ranged from 9.0% to 10.0% at December 31, 2025. The valuation on MSRs was not material at September 30, 2026 and December 31, 2025.

Depending on the stratification of the specific mortgage servicing right, prepayment speeds ranged from 5.70% to 7.48% and 6.08% to 9.27% for the three months ended September 30, 2026 and 2025, respectively, and 6.11% to 9.56% and 5.69% to 8.22% for the nine months ended September 30, 2026 and 2025, respectively.
The associated weighted-average default rates were 0.18% and 0.14% for the three months ended September 30, 2026 and 2025, respectively, and 0.20% and 0.14% for the nine months ended September 30, 2026 and 2025, respectively.
Subsequent to September 30, 2026, the Company entered into a definitive agreement to sell its mortgage servicing rights portfolio. The transaction was completed on November 2, 2026, with the transfer anticipated to be completed in the fourth quarter of 2026. The transaction is not expected to have a material impact on the Bank’s financial condition or results of operations.

Note 4 – Goodwill and Other Intangible Assets
The following tables provide information on the significant components of goodwill and other acquired intangible assets as of September 30, 2026 and December 31, 2025.

	September 30, 2026
($ in thousands)	Goodwill	Other Intangible Assets	Amortizable	Core Deposit Intangible
Gross carrying amount	$63,266	$—	$—	$59,151
Additions	—	—	—	—
Accumulated impairment charges	—	—	—	—
Accumulated amortization	—	—	—	(35,125)
Net carrying amount	$63,266	$—	$—	$24,026

	December 31, 2025
($ in thousands)	Goodwill	Other Intangible Assets	Amortizable	Core Deposit Intangible
Gross carrying amount	$63,266	$—	$—	$59,151
Additions	—	—	—	—
Accumulated impairment charges	—	—	—	—
Accumulated amortization	—	—	—	(29,429)
Net carrying amount	$63,266	$—	$—	$29,722
The aggregate amortization expense for the core deposit intangible asset was $1.7 million and $2.0 million for the three months ended September 30, 2026 and 2025, respectively, and was $5.7 million and $6.6 million for the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, the estimated future remaining amortization for core deposit intangibles within the years ending December 31 is as follows:

($ in thousands)	Amortization Expense
2026	$1,702
2027	6,208
2028	5,060
2029	3,980
2030	3,096
Thereafter	3,980
Total amortizing intangible assets	$24,026

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
The following tables present information about the Company’s leases as of and for the periods presented.

($ in thousands)	September 30, 2026	December 31, 2025
Right-of-use assets	$9,322	$10,523
Lease liabilities	$9,829	$11,027
Weighted-average remaining lease term	8.58 years	8.91 years
Weighted-average discount rate	3.36%	3.42%
Remaining lease term – min	0.08 years	0.36 years
Remaining lease term – max	14.93 years	15.68 years

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Operating lease cost	$499	$511	$1,525	$1,497
Total lease cost	$499	$511	$1,525	$1,497

Cash paid for amounts included in the measurement of lease liabilities	$503	$501	$1,524	$1,446
The following table presents a maturity analysis of operating lease liabilities and a reconciliation of the undiscounted cash flows to total operating lease liabilities at September 30, 2026.

($ in thousands)	September 30, 2026
2026	$499
2027	1,913
2028	1,785
2029	1,360
2030	1,003
Thereafter	4,581
Total undiscounted cash flows	11,141
Less: imputed interest	1,312
Lease liabilities	$9,829
Total gross rental income was $273 thousand and $225 thousand for the three months ended September 30, 2026 and 2025, respectively, and $854 thousand and $839 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Note 6 – Deposits
Deposits consist of the following categories as of the dates indicated:

($ in thousands)	September 30, 2026		December 31, 2025
	Balance	% of Total Deposits	Balance	% of Total Deposits
Noninterest-bearing deposits	$1,617,258	28.39%	$1,587,953	28.69%
Interest-bearing deposits:
Interest-bearing checking	1,069,480	18.77	852,585	15.41
Money market and savings	1,758,063	30.87	1,814,928	32.80
Time deposits	1,250,723	21.96	1,267,487	22.90
Brokered deposits	803	0.01	10,911	0.20
Total interest-bearing	4,079,069	71.61	3,945,911	71.31
Total deposits	$5,696,327	100.00%	$5,533,864	100.00%
The following table provides information on the approximate maturities of total time deposits as of September 30, 2026.

($ in thousands)	September 30, 2026
Within one year	$998,298
Year 2	227,144
Year 3	12,901
Year 4	6,294
Year 5	6,086
Thereafter	—
Total	$1,250,723
The approximate amount of certificates of deposit that exceeded the FDIC insurance limit of $250,000 or more was $392.8 million and $403.5 million at September 30, 2026 and December 31, 2025, respectively.

Note 7 – Borrowings
The following table summarizes certain information of the Company’s long-term debt as of September 30, 2026 and December 31, 2025.

($ in thousands)	September 30, 2026	December 31, 2025	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
Subordinated Debentures due November 2035	60,000	60,000	2025	2035	2030	6.25% through November 2030, 3-month SOFR + 2.88% thereafter
Total subordinated debentures	60,000	60,000

Severn Capital Trust I	20,619	20,619	2004	2035		3-month SOFR + 2.26%
Tri-County Capital Trust I	7,217	7,217	2004	2034		3-month SOFR + 2.86%
Tri-County Capital Trust II	5,155	5,155	2005	2035		3-month SOFR + 1.96%
Total trust preferred securities	32,991	32,991
Less: net discount and unamortized issuance costs	(3,692)	(3,930)
Total long-term debt	$89,299	$89,061
As of September 30, 2026, subordinated debentures consisted of $60.0 million of long-term debt issued by the Company in November 2025. As of September 30, 2026, the recorded balance of subordinated debt issued by the Company, net of unamortized issuance costs, was $58.9 million. The Company has the option to redeem the subordinated notes in part or whole as of November 15, 2030. As of September 30, 2026, 100% of the subordinated debt was considered Tier 2 capital under current regulatory guidelines.
The Company assumed trust preferred securities in the aggregate of $33.0 million as a result of the merger with TCFC in 2023 and the acquisition of Severn in 2021. Trust preferred securities consisted of $20.6 million issued by Severn Capital Trust I, $7.2 million issued by Tri-County Capital Trust I and $5.2 million issued by Tri-County Capital Trust II. The recorded balance of the junior subordinated debt securities of Severn Capital Trust I at September 30, 2026 was $19.1 million, net of the unamortized fair value adjustment of $1.5 million. At September 30, 2026, the junior subordinated debt securities of Tri-County Capital Trust I and Tri-County Capital Trust II had a recorded balance of $6.8 million and $4.5 million, respectively, which are presented net of the unamortized fair value adjustments of $459 thousand and $609 thousand, respectively. As of September 30, 2026, the entire amount of trust preferred securities debt is considered Tier 1 capital under current regulatory guidelines.
The Company may periodically borrow from a correspondent federal funds line of credit arrangement, under a secured reverse repurchase agreement, or from the Federal Home Loan Bank (“FHLB”) to meet short-term liquidity needs. The Company had no outstanding borrowings from the FHLB at September 30, 2026 and December 31, 2025. The Company did not have any borrowings against correspondent federal fund lines at September 30, 2026 and December 31, 2025. Further information on these obligations is provided in the Company’s 2025 Annual Report.

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
The following table provides information pertaining to the carrying amounts of the Company’s derivative financial instruments as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
($ in thousands)	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Asset – IRLCs	$7,342	$83	$6,172	$91
Asset – TBA securities	29,350	514	9,750	11
Liability – IRLCs	5,278	39	193	1
Liability – TBA securities	2,500	1	20,150	59
With respect to interest rate products, the Company recognized losses of $294 thousand and $902 thousand for the three months ended September 30, 2026 and 2025, respectively, and a loss of $159 thousand and a gain of $36 thousand for the nine months ended September 30, 2026 and 2025, respectively.
Note 9 – Accumulated Other Comprehensive Loss
The Company records unrealized holding gains (losses), net of tax, on AFS securities as accumulated other comprehensive income (loss), a separate component of stockholders’ equity. The following table provides information on the changes in the component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended		Nine Months Ended
($ in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning of period	$(6,089)	$(5,603)	$(4,593)	$(7,545)
Other comprehensive income (loss), net of tax	(5,003)	844	(6,499)	2,786
End of period	$(11,092)	$(4,759)	$(11,092)	$(4,759)
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain amounts and ratios (set forth in the table below) of common equity Tier 1 (“CET1”), Tier 1 and total capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (leverage ratio). As of September 30, 2026 and December 31, 2025, management believes that the Company and the Bank met all capital adequacy requirements to which they were subject.
As of September 30, 2026, the most recent notification from the Bank’s primary regulator categorized the Bank, as “well-capitalized” under the regulatory framework for PCA. There are no conditions or events since that notification that management believes would change the Bank’s classification. To be categorized as “well-capitalized,” the Bank must maintain minimum CET1, Tier 1 risk-based and total risk-based capital ratios, and Tier 1 leverage ratios, which are outlined in the table below.

The following tables present the capital amounts and ratios for the Company and the Bank as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Amount	Regulatory Minimum Ratio + Capital Conservation Buffer	To Be Well-Capitalized Under PCA Regulation(1)
($ in thousands)
Company Amounts
Common Equity Tier 1 Capital	$551,179	$337,591	N/A
Tier 1 Capital	581,585	409,932	N/A
Total Capital	700,776	506,386	N/A
Leverage Exposure	6,107,556	244,302	N/A
Risk-Weighted Assets	4,822,726	N/A	N/A

Company Ratios
Common Equity Tier 1 Capital to Risk-Weighted Assets (“RWA”)	11.43%	7.00%	N/A
Tier 1 Capital to RWA	12.06	8.50	N/A
Total Capital to RWA	14.53	10.50	N/A
Tier 1 Capital to AA (Leverage)(2)	9.52	4.00	N/A

Bank Amounts
Common Equity Tier 1 Capital	$609,420	$337,285	$313,193
Tier 1 Capital	609,420	409,560	385,468
Total Capital	669,663	505,927	481,835
Leverage Exposure	6,102,777	244,111	305,139
Risk-Weighted Assets	4,818,352	N/A	N/A

Bank Ratios
Common Equity Tier 1 Capital to RWA	12.65%	7.00%	6.50%
Tier 1 Capital to RWA	12.65	8.50	8.00
Total Capital to RWA	13.90	10.50	10.00
Tier 1 Capital to AA (Leverage)(2)	9.99	4.00	5.00
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
As of September 30, 2026, both the Company and the Bank satisfied the capital conservation buffer requirements applicable to them. The lowest capital buffer ratio at the Company was the Tier 1 Capital to RWA, which was 6.06% above the minimum capital ratio requirement, and the lowest capital buffer ratio at the Bank was the Total Capital to RWA, which was 5.90% above the minimum capital ratio requirement.
The Company is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Company is responsible for paying any dividends declared to its common stockholders and interest and principal on outstanding debt. The Company’s primary source of income is dividends received from the Bank. The amount of dividends that the Bank may declare and pay to the Company in any calendar year, without the receipt of prior approval from the OCC, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. As of September 30, 2026, the Bank could pay dividends to the Company to the extent of its current period earnings plus the earnings of the preceding two years, so long as it maintained required capital ratios.

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

	September 30, 2026
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Rate
IRLCs – net asset	$44	Market approach	Range of pull through rate	82% - 100%
			Average pull through rate	95%

	December 31, 2025
($ in thousands)	Fair Value	Valuation Technique	Unobservable Input	Rate
IRLCs – net asset	$90	Market approach	Range of pull through rate	81% - 100%
			Average pull through rate	98%

The following table presents activity in the IRLCs – net asset for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Beginning balance	$218	$426	$90	$113
Valuation adjustment	(174)	(211)	(46)	102
Ending balance	$44	$215	$44	$215
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

The following tables present the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025. No assets or liabilities were transferred from one hierarchy level to another during the three and nine months ended September 30, 2026 and 2025.

	September 30, 2026
($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government agency securities	$19,752	$—	$19,752	$—
Mortgage-backed securities	323,705	—	323,705	—
Other debt securities	37,381	—	37,381	—
Total available for sale securities	380,838	—	380,838	—
Equity securities	6,031	—	6,031	—
TBA forward trades	514	—	514	—
Loans held for sale	14,865	—	14,865	—
IRLCs	83	—	—	83
Total assets at fair value	$402,331	$—	$402,248	$83
Liabilities:
IRLCs	$39	$—	$—	$39
TBA forward trades	1	—	1	—
Total liabilities at fair value	$40	$—	$1	$39

	December 31, 2025
($ in thousands)	Fair Value	Quoted Prices (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government agency securities	$20,616	$—	$20,616	$—
Mortgage-backed securities	195,027	—	195,027	—
Other debt securities	4,715	—	4,715	—
Total available for sale securities	220,358	—	220,358	—
Equity securities	6,186	—	6,186	—
TBA forward trades	11	—	11	—
Loans held for sale	32,540	—	32,540	—
IRLCs	91	—	—	91
Total assets at fair value	$259,186	$—	$259,095	$91
Liabilities:
IRLCs	$1	$—	$—	$1
TBA forward trades	59	—	59	—
Total liabilities at fair value	$60	$—	$59	$1

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
The following tables set forth the Company’s assets subject to fair value adjustments (impairment) on a nonrecurring basis as of September 30, 2026 and December 31, 2025 that are valued at the lower of cost or market. The Company had no other assets subject to Level 3 fair value measurements as of September 30, 2026 and December 31, 2025. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique(1)	Unobservable Input(2)	Range	Weighted-Average
September 30, 2026
Nonrecurring measurements:
Individually-evaluated collateral dependent loans:
Commercial real estate	$16,184	Appraisal of collateral	Appraisal adjustment Liquidation expense	50% 10%	50% 10%
Residential real estate	941	Appraisal of collateral	Appraisal adjustment Liquidation expense	45% - 46% 10%	45% 10%
Other real estate owned	10,781	Appraisal of collateral	Appraisal adjustment	0%	0%
Repossessed assets	2,694	Appraisal of collateral	Appraisal adjustment	N/A	37%

	Quantitative Information about Level 3 Fair Value Measurements
($ in thousands)	Fair Value	Valuation Technique(1)	Unobservable Input(2)	Range	Weighted-Average
December 31, 2025
Nonrecurring measurements:
Individually-evaluated collateral dependent loans:
Commercial real estate	$19,696	Appraisal of collateral	Appraisal adjustment Liquidation expense	60% - 71% 10%	68% 10%
Residential real estate	520	Appraisal of collateral	Appraisal adjustment Liquidation expense	0% - 1% 10%	1% 10%
Other real estate owned	113	Appraisal of collateral	Appraisal adjustment	N/A	0%
Repossessed assets	2,879	Appraisal of collateral	Appraisal adjustment	N/A	60%
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
The following tables present the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2026 and December 31, 2025. Fair values for September 30, 2026 and December 31, 2025 were estimated using an exit price notion.

	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
September 30, 2026
Assets
Cash and cash equivalents	$455,051	$455,051	$455,051	$—	$—
Available for sale securities	380,838	380,838	—	380,838	—
Held to maturity securities	356,183	308,836	—	308,836	—
Equity securities	6,031	6,031	—	6,031	—
Restricted securities	18,003	N/A	—	N/A	—
Loans held for sale	14,865	14,865	—	14,865	—
TBA securities	514	514	—	514	—
Loans held for investment, at fair value	31,447	31,447	—	31,447	—
Loans held for investment, at amortized cost, net	4,811,661	4,752,087	—	—	4,752,087
Mortgage servicing rights	4,671	6,027	—	6,027	—
Accrued interest receivable	20,891	20,891	—	20,891	—
IRLCs	83	83	—	—	83

Liabilities
Deposits:
Noninterest-bearing	$1,617,258	$1,617,258	$—	$1,617,258	$—
Interest-bearing checking	1,069,480	1,069,480	—	1,069,480	—
Money market and savings	1,758,063	1,758,063	—	1,758,063	—
Time deposits	1,250,723	1,242,871	—	1,242,871	—
Brokered deposits	803	800	—	800	—
TRUPS	30,406	31,730	—	31,730	—
Subordinated debt	58,893	58,102	—	58,102	—
TBA Securities	1	1	—	1	—
Accrued interest payable	3,507	3,507	—	3,507	—
IRLCs	39	39	—	—	39

	Carrying Amount	Fair Value	Fair Value Measurements
($ in thousands)			Level 1	Level 2	Level 3
December 31, 2025
Assets
Cash and cash equivalents	$355,566	$355,566	$355,566	$—	$—
Available for sale securities	220,358	220,358	—	220,358	—
Held to maturity securities	414,827	378,116	—	378,116	—
Equity securities	6,186	6,186	—	6,186	—
Restricted securities	17,989	N/A	—	N/A	—
Loans held for sale	32,540	32,540	—	32,540	—
TBA securities	11	11	—	11	—
Loans held for investment, at amortized cost, net	4,841,466	4,767,143	—	—	4,767,143
Mortgage servicing rights	5,142	5,861	—	5,861	—
Accrued interest receivable	18,551	18,551	—	18,551	—
IRLCs	91	91	—	—	91

Liabilities
Deposits:
Noninterest-bearing	$1,587,953	$1,587,953	$—	$1,587,953	$—
Interest bearing checking	852,585	852,585	—	852,585	—
Money market and savings	1,814,928	1,814,928	—	1,814,928	—
Time deposits	1,267,487	1,265,740	—	1,265,740	—
Brokered deposits	10,911	10,923	—	10,923	—
TRUPS	30,168	29,586	—	29,586	—
Subordinated debt	58,893	58,064	—	58,064	—
TBA securities	59	59	—	59	—
Accrued interest payable	2,977	2,977	—	2,977	—
IRLCs	1	1	—	—	1

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
The following table provides information on commitments outstanding as of September 30, 2026 and December 31, 2025.

($ in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit
Fixed	$216,410	$209,737
Variable	513,545	503,713
Total commitments to extend credit	$729,955	$713,450

Letters of credit
Fixed	$4,473	$6,495
Variable	16,944	17,830
Total letters of credit	$21,417	$24,325

Total commitments outstanding	$751,372	$737,775
The Company had a reserve for off-balance sheet credit exposures of $1.7 million and $2.0 million as of September 30, 2026 and December 31, 2025, respectively. The reserve was estimated based on current expected credit losses to be experienced by the Company. Losses are charged against the allowance when management believes the required funding of these exposures is uncollectible. While this evaluation is completed on a regular basis, it is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.
In the normal course of business, the Company may become involved in litigation arising from banking, financial and other activities. Management, after consultation with legal counsel, does not anticipate that the future liability, if any, arising out of current proceedings will have a material effect on the Company’s financial condition, operating results or liquidity.

Note 14 – Earnings per Common Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents (stock-based awards). The following table provides information relating to the calculation of earnings per common share for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share amounts)	2026	2025	2026	2025
Net income	$16,771	$14,348	$52,724	$43,619

Average number of common shares outstanding	33,382,278	33,419,291	33,420,566	33,381,568
Dilutive effect of common stock equivalents	35,162	16,571	23,598	10,730
Average number of common shares used to calculate diluted EPS	33,417,440	33,435,862	33,444,164	33,392,298

Anti-dilutive shares	—	—	—	483

Basic net income per common share	$0.50	$0.43	$1.58	$1.31
Diluted net income per common share	$0.50	$0.43	$1.58	$1.31
There were zero anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings per common share for the three months ended September 30, 2026 and 2025. There were zero and 483 anti-dilutive unvested restricted stock and performance stock unit awards excluded from the calculation of diluted earnings per common share for the nine months ended September 30, 2026 and 2025, respectively.
Share Repurchase Program
In May 2026, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of the Company’s outstanding common stock over the next 12 months (the “Repurchase Program”). Under the Repurchase Program, the shares may be repurchased from time to time through a combination of open market transactions at prevailing market prices, in privately negotiated transactions, through block trades and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and/or 10b-18 of the Exchange Act. The actual timing, number and value of shares repurchased under the Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions, applicable legal requirements, and other factors. The Repurchase Program may be modified, amended or terminated by the Board of Directors at any time.
The following table presents information regarding the Company’s Repurchase Program for each of the periods presented.

($ in thousands, except per share amounts)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Number of shares repurchased	148,006	188,099
Average price paid per share	$23.02	$22.84
Amount repurchased	$3,411	$4,302
All share repurchases were made in open market transactions. As of September 30, 2026, the Company was authorized to repurchase a remaining $25.7 million of outstanding shares of common stock under the Repurchase Program.
Note 15 – Revenue Recognition
Accounting Standards Codification (“ASC”) Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit-related fees, interchange fees and merchant income. Noninterest revenue streams within the scope of ASC Topic 606 are discussed below. ASC Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities.

Service Charges on Deposit Accounts
Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account-related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided.
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
Other Noninterest Income
Other noninterest income consists of fees, other service charges, safety deposit box rental fees, and other miscellaneous revenue streams. Fees and other service charges are primarily comprised of late fees on loans, debit card income, automated teller machine (“ATM”) fees, merchant services income and other service charges. ATM fees are primarily generated when a Company cardholder uses a third-party ATM or a non-Company cardholder uses a Company ATM. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks and other services.
The Company’s performance obligation for fees, exchange and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment.
The following presents noninterest income, segregated by revenue streams in-scope and out-of-scope of ASC Topic 606, for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Noninterest income
In-scope of ASC Topic 606:
Service charges on deposit accounts	$1,731	$1,599	$4,978	$4,632
Trust and investment fee income	1,115	898	3,355	2,663
Interchange income	1,963	1,858	5,621	5,223
Other noninterest income	1,062	1,014	3,305	3,418
Noninterest income (in-scope of ASC Topic 606)	5,871	5,369	17,259	15,936
Noninterest income (out-of-scope of ASC Topic 606)	1,804	2,569	6,490	8,542
Total noninterest income	$7,675	$7,938	$23,749	$24,478

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

PERFORMANCE OVERVIEW
The Company’s net income for the third quarter of 2026 was $16.8 million, or $0.50 per diluted common share, compared to net income of $18.9 million, or $0.56 per diluted common share, for the second quarter of 2026. The Company had net income of $14.3 million, or $0.43 per diluted common share, for the third quarter of 2025.
Third Quarter 2026 Highlights
•Pre-tax Pre-provision Income (“PTPP”), a non-U.S. generally accepted accounting principles (“GAAP”)(1) financial measure – PTPP for the third quarter of 2026 increased $1.5 million to $27.5 million, from $26.1 million in the second quarter of 2026. PTPP increased primarily due to an increase in interest income of $2.6 million and a decrease in noninterest expense of $405 thousand. The increase in net interest income was partially offset by a decrease in noninterest income of $1.2 million and an increase in interest expense of $390 thousand. PTPP for the nine months ended September 30, 2026 was $76.4 million compared to $63.4 million for the nine months ended September 30, 2025.
•Return on Average Assets (“ROAA”) – The Company reported ROAA of 1.08% for the third quarter of 2026, compared to 1.24% for the second quarter of 2026 and 0.95% for the third quarter of 2025. Adjusted ROAA – non-GAAP(1) was 1.16% for the third quarter of 2026, compared to 1.34% for the second quarter of 2026 and 1.05% for the third quarter of 2025.
•Net Interest Margin (“NIM”) – Net interest income for the third quarter of 2026 increased $2.2 million to $55.1 million compared to the second quarter of 2026. NIM increased 8 basis points (“bps”) to 3.78% for the third quarter of 2026 compared to the second quarter of 2026. NIM excluding accretion(1) increased for the comparable periods from 3.45% to 3.50%. Excluding accretion interest, loan yields increased 4 bps and funding costs decreased 2 bps for the comparable periods. Net interest income increased due to elevated accretion income from loan payoffs, partially offset by a slightly higher interest expense driven by municipal deposits.
•Capital Management – Book value per share increased to $18.59 at September 30, 2026 from $18.44 at June 30, 2026 and $17.27 at September 30, 2025. During the quarter ended September 30, 2026, the Company declared a dividend of $0.14 per share and repurchased 148,006 shares of its outstanding common stock for approximately $3.4 million.
•Asset Quality – Nonperforming assets were 1.27% of total assets at September 30, 2026, an increase from 1.09% at June 30, 2026 and an increase from 0.45% at September 30, 2025. Classified assets were 1.61% of total assets at September 30, 2026, an increase when compared to 1.41% at June 30, 2026 and 0.83% at September 30, 2025. The ACL was $59.6 million at both September 30, 2026 and September 30, 2025, and $58.7 million at June 30, 2026. The ACL as a percentage of loans increased to 1.21% at September 30, 2026 compared to 1.20% at June 30, 2026 and decreased compared to 1.22% at September 30, 2025.
•Operating Leverage – The efficiency ratio for the third quarter of 2026 was 56.15%, compared to 57.76% in the second quarter of 2026 and 61.00% for the third quarter of 2025. The adjusted efficiency ratio–non-GAAP(1), which excludes amortization of intangibles, was 53.30% for the third quarter of 2026, compared to 54.49% for the second quarter of 2026 and 57.30% for the third quarter of 2025. Management anticipates ongoing expense management of professional services and technology investments will result in continued improvements in operating leverage over time.

(1) See the Reconciliation of GAAP and Non-GAAP Measures tables.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
Summary of Financial Results
The Company reported net income for the three months ended September 30, 2026 of $16.8 million, or $0.50 per diluted common share, compared to $14.3 million, or $0.43 per diluted common share, for the three months ended September 30, 2025.
The following table presents selected consolidated statement of operations data for each of the periods indicated.

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change ($)	Change (%)
Interest and dividend income	$80,047	$76,950	$3,097	4.0%
Interest expense	24,920	28,532	(3,612)	(12.7)
Net interest income	55,127	48,418	6,709	13.9
Provision for credit losses	5,268	2,992	2,276	76.1
Noninterest income	7,675	7,938	(263)	(3.3)
Noninterest expense	35,263	34,379	884	2.6
Income before income taxes	22,271	18,985	3,286	17.3
Income tax expense	5,500	4,637	863	18.6
Net income	$16,771	$14,348	$2,423	16.9
Net Interest Income (“NII”)
Taxable-equivalent NII is NII adjusted for the tax-favored status of income from certain loans and investments. As shown in the table below, taxable-equivalent NII increased $6.7 million to $55.2 million for the third quarter of 2026, compared to $48.5 million for the third quarter of 2025. The increase in net interest income was primarily due to a decrease in interest expense on deposits of $3.1 million, an increase in interest on loans of $2.0 million and a decrease in interest expense on short-term borrowings of $640 thousand. These favorable changes were partially offset by an increase in interest expense on long-term borrowings of $166 thousand.
The following table presents taxable-equivalent NII for each of the periods indicated.

	Three Months Ended September 30,
($ in thousands)	2026	2025	Change ($)	Change (%)
Interest and dividend income
Interest on loans	$72,655	$70,693	$1,962	2.8%
Interest and dividends on investment securities	5,541	5,042	499	9.9
Interest on deposits with banks	1,851	1,215	636	52.3
Total interest and dividend income	$80,047	$76,950	$3,097	4.0

Interest expense
Deposits	$23,336	$26,474	$(3,138)	(11.9)%
Short-term borrowings	—	640	(640)	(100.0)
Long-term borrowings	1,584	1,418	166	11.7
Total interest expense	$24,920	$28,532	$(3,612)	(12.7)

Taxable-equivalent adjustment	$91	$83	$8	9.6%

Taxable-equivalent net interest income	$55,218	$48,501	$6,717	13.8%

Average Balances and Yields
The following table presents the distribution of the average consolidated balance sheets, interest income, interest expense and annualized yields earned and rates paid for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning assets
Loans(1), (2), (3)
Commercial real estate	$2,618,370	$38,804	5.88%	$2,615,409	$37,917	5.75%
Residential real estate	1,515,040	21,674	5.72	1,407,076	19,671	5.59
Construction	341,366	5,548	6.45	347,574	5,848	6.68
Commercial	224,741	3,253	5.74	219,002	3,370	6.10
Consumer	239,114	3,372	5.59	289,729	3,858	5.28
Credit cards	3,293	93	11.17	5,213	110	8.36
Total loans	4,941,924	72,744	5.85	4,884,003	70,774	5.76

Investment securities
Taxable	687,213	5,535	3.22	663,884	5,036	3.03
Tax-exempt(1)	644	8	4.97	651	8	4.92
Interest-bearing deposits	195,897	1,851	3.75	110,443	1,215	4.36
Total earning assets	5,825,678	$80,138	5.47	5,658,981	$77,033	5.41
Cash and due from banks	48,015			49,405
Other assets	362,218			370,952
Allowance for credit losses	(58,701)			(58,764)
Total assets	$6,177,210			$6,020,574

Interest-bearing liabilities
Interest-bearing checking	$792,764	$5,056	2.53%	$689,906	$5,157	2.97%
Money market and savings deposits	1,738,159	8,334	1.90	1,714,161	9,277	2.15
Time deposits	1,245,785	9,938	3.16	1,277,403	11,935	3.71
Brokered deposits	798	8	4.01	10,891	105	3.83
Interest-bearing deposits(4)	3,777,506	23,336	2.45	3,692,361	26,474	2.84
FHLB advances	—	—	—	52,391	640	4.85
Subordinated debt and guaranteed preferred beneficial interest in junior subordinated debentures (“TRUPS”)(4)	89,219	1,584	7.04	74,363	1,418	7.57
Total interest-bearing liabilities	3,866,725	24,920	2.56	3,819,115	28,532	2.96
Noninterest-bearing deposits	1,638,566			1,587,891
Accrued expenses and other liabilities	47,275			42,321
Stockholders’ equity	624,644			571,247
Total liabilities and stockholders’ equity	$6,177,210			$6,020,574

Taxable-equivalent net interest income		$55,218			$48,501

Net interest spread			2.91%			2.45%
Net interest margin			3.78			3.41
Net interest margin excluding accretion(3)			3.50			3.22
Cost of funds			1.80			2.09
Cost of deposits			1.71			1.99
Cost of debt			7.04			6.44
____________________________________
(1) All amounts are reported on a taxable-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $4.1 million and $3.3 million of accretion interest on loans for the three months ended September 30, 2026 and 2025, respectively.
(4) Interest expense on deposits and borrowings includes amortization of deposit discounts and amortization of borrowing fair value adjustments. There were zero and $280 thousand of amortization of deposit discounts and $79 thousand and $232 thousand of amortization of borrowing fair value adjustments for the three months ended September 30, 2026 and 2025, respectively. All deposit discounts have been fully amortized as of December 31, 2025.

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

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025
($ in thousands)	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Commercial real estate	$30	$857	$887
Residential real estate	1,542	461	2,003
Construction	(99)	(201)	(300)
Commercial	82	(199)	(117)
Consumer	(712)	226	(486)
Credit cards	(54)	37	(17)
Taxable investment securities	181	318	499
Interest-bearing deposits	806	(170)	636
Total interest income	$1,776	$1,329	$3,105

Interest-bearing liabilities:
Interest-bearing checking deposits	$664	$(765)	$(101)
Money market and savings deposits	137	(1,080)	(943)
Time deposits	(226)	(1,771)	(1,997)
Brokered deposits	(102)	5	(97)
Advances from FHLB	—	(640)	(640)
Subordinated debt	265	(99)	166
Total interest-bearing liabilities	738	(4,350)	(3,612)
Net change in net interest income	$1,038	$5,679	$6,717
Fluctuations in NII can result from the combination of changes in the average balances of asset and liability categories and changes in interest rates. Interest rates earned and paid are affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies and actions of regulatory authorities.
The Company’s NIM increased to 3.78% for the three months ended September 30, 2026, from 3.41% for the three months ended September 30, 2025. Comparing the three months ended September 30, 2026 to the three months ended September 30, 2025, the Company’s interest-earning asset yields increased to 5.47% from 5.41% three months ended September 30, 2025. The cost of funds repriced at a faster pace, which resulted in a decrease of 29 bps, to 1.80% from 2.09%, for the same periods.
ACL and Provision for Credit Losses (“PCL”)
Refer to the discussion of the Bank’s ACL and PCL in the asset quality section in the analysis of financial condition in this management’s discussion and analysis of financial condition and results of operations.
Noninterest Income
Total noninterest income for the three months ended September 30, 2026 was $7.7 million, a decrease of $263 thousand, or 3.3%, from $7.9 million for the three months ended September 30, 2025. The decrease was primarily due to a decrease in other noninterest income of $595 thousand and mortgage banking revenue of $122 thousand, partially offset by increases in trust and investment fee income of $217 thousand.
Noninterest Expense
Total noninterest expense was $35.3 million for the three months ended September 30, 2026, an increase of $884 thousand, or 2.6%, when compared to $34.4 million for the three months ended September 30, 2025. The increase was primarily due to higher software and data processing costs of $646 thousand, partially offset by the decrease in the amortization of other intangible assets of $298 thousand.

Income Taxes
The Company reported income tax expense of $5.5 million and $4.6 million for the three months ended September 30, 2026 and 2025, respectively. The effective tax rate was 24.70% and 24.42% for the three months ended September 30, 2026 and 2025, respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
Summary of Financial Results
The Company reported net income for the nine months ended September 30, 2026 of $52.7 million, or $1.58 diluted earnings per common share, compared to $43.6 million, or $1.31 diluted earnings per common share, for the nine months ended September 30, 2025.
The following table presents selected consolidated statement of operations data for each of the periods indicated.

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change ($)	Change (%)
Interest and dividend income	$235,888	$229,414	$6,474	2.8%
Interest expense	75,287	87,935	(12,648)	(14.4)
Net interest income	160,601	141,479	19,122	13.5
Provision for credit losses	6,249	5,548	701	12.6
Noninterest income	23,749	24,478	(729)	(3.0)
Noninterest expense	107,987	102,536	5,451	5.3
Income before income taxes	70,114	57,873	12,241	21.2
Income tax expense	17,390	14,254	3,136	22.0
Net income	$52,724	$43,619	$9,105	20.9
Net Interest Income
As shown in the table below, taxable-equivalent NII increased $19.1 million to $160.9 million for the nine months ended September 30, 2026, compared to $141.7 million for the nine months ended September 30, 2025. The increase in net interest income was primarily due to an increase in total interest income of $6.5 million, or 2.8%, which included an increase in interest on loans of $6.1 million, or 2.9%, an increase in interest income on taxable investments of $668 thousand, and a decrease in interest on deposits with other banks of $303 thousand, or 4.9%. The increase in interest on loans was primarily due to the increase in yields of 9 bps. The decrease in total interest expense was primarily due to a decrease in interest on deposits of $11.4 million and lower interest on short-term borrowings of $1.8 million. These were partially offset by the increase in interest expense on long-term borrowings of $550 thousand as a result of lower FHLB borrowings and subordinated debt-related expenses that were classified as short-term borrowings in 2025.
The following table presents taxable-equivalent NII for each of the periods indicated.

	Nine Months Ended September 30,
($ in thousands)	2026	2025	Change ($)	Change (%)
Interest and dividend income
Interest on loans	$213,925	$207,816	$6,109	2.9%
Interest and dividends on investment securities	16,054	15,386	668	4.3
Interest on deposits with banks	5,909	6,212	(303)	(4.9)
Total interest and dividend income	$235,888	$229,414	$6,474	2.8

Interest expense
Deposits	$70,543	$81,914	$(11,371)	(13.9)%
Short-term borrowings	16	1,843	(1,827)	(99.1)
Long-term borrowings	4,728	4,178	550	13.2
Total interest expense	$75,287	$87,935	$(12,648)	(14.4)

Taxable-equivalent adjustment	$266	$244	$22	9.0%

Taxable-equivalent net interest income	$160,867	$141,723	$19,144	13.5%

Average Balances and Yields
The following table presents the distribution of the average consolidated balance sheets, interest income, interest expense and annualized yields earned and rates paid for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026			2025
($ in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning assets
Loans(1), (2), (3)
Commercial real estate	$2,602,270	$116,002	5.96%	$2,576,893	$110,983	5.76%
Residential real estate	1,483,344	61,261	5.51	1,377,904	57,063	5.52
Construction	342,654	16,633	6.49	350,883	17,069	6.50
Commercial	218,223	9,590	5.88	225,322	10,719	6.36
Consumer	250,443	10,397	5.55	297,543	11,917	5.35
Credit cards	3,925	303	10.31	6,002	304	6.76
Total loans	4,900,859	214,186	5.84	4,834,547	208,055	5.75

Investment securities
Taxable	679,098	16,036	3.15	670,304	15,368	3.06
Tax-exempt(1)	646	23	4.80	652	23	4.75
Interest-bearing deposits	212,731	5,909	3.71	188,707	6,212	4.40
Total earning assets	5,793,334	$236,154	5.45	5,694,210	$229,658	5.39
Cash and due from banks	45,375			47,752
Other assets	364,101			373,398
Allowance for credit losses	(58,676)			(58,477)
Total assets	$6,144,134			$6,056,883

Interest-bearing liabilities
Interest-bearing checking	$769,162	$14,456	2.51%	$756,235	$17,879	3.16%
Money market and savings deposits	1,764,592	25,109	1.90	1,753,594	28,872	2.20
Time deposits	1,257,918	30,850	3.28	1,248,405	34,966	3.74
Brokered deposits	5,215	128	3.28	6,911	197	3.81
Interest-bearing deposits(4)	3,796,887	70,543	2.48	3,765,145	81,914	2.91
FHLB advances	550	16	3.82	50,806	1,843	4.85
Subordinated debt and TRUPS(4)	89,109	4,728	7.09	74,103	4,178	7.54
Total interest-bearing liabilities	3,886,546	75,287	2.59	3,890,054	87,935	3.02
Noninterest-bearing deposits	1,598,872			1,566,353
Accrued expenses and other liabilities	46,568			41,175
Stockholders’ equity	612,148			559,301
Total liabilities and stockholders’ equity	$6,144,134			$6,056,883

Taxable-equivalent net interest income		$160,867			$141,723

Net interest spread			2.86%			2.37%
Net interest margin			3.71			3.32
Net interest margin excluding accretion(3)			3.43			3.10
Cost of funds			1.84			2.15
Cost of deposits			1.75			2.05
Cost of debt			7.07			6.44
____________________________________
(1) All amounts are reported on a taxable-equivalent basis computed using the statutory federal income tax rate of 21.0%, exclusive of nondeductible interest expense.
(2) Average loan balances include nonaccrual loans.
(3) Interest income on loans includes accreted loan fees, net of costs and accretion of discounts on acquired loans, which are included in the yield calculations. There were $12.2 million and $11.3 million of accretion interest on loans for the nine months ended September 30, 2026 and 2025, respectively.
(4) Interest expense on deposits and borrowings includes amortization of deposit discounts and amortization of borrowing fair value adjustments. There were zero and $1.0 million of amortization of deposit discounts and $238 thousand and $695 thousand of amortization of borrowing fair value adjustments for the nine months ended September 30, 2026 and 2025, respectively. All deposit discounts have been fully amortized as of December 31, 2025.

Rate and Volume Analysis
The following table presents changes in volume and rate related to interest income and interest expense for the periods indicated.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
($ in thousands)	Volume	Due to Rate	Total
Interest income from earning assets:
Loans
Commercial real estate	$1,164	$3,855	$5,019
Residential real estate	4,301	(103)	4,198
Construction	(410)	(26)	(436)
Commercial	(320)	(809)	(1,129)
Consumer	(1,965)	445	(1,520)
Credit cards	(160)	159	(1)
Taxable investment securities	217	451	668
Interest-bearing deposits	671	(974)	(303)
Total interest income	$3,498	$2,998	$6,496

Interest-bearing liabilities:
Interest-bearing checking deposits	$254	$(3,677)	$(3,423)
Money market and savings deposits	172	(3,935)	(3,763)
Time deposits	179	(4,295)	(4,116)
Brokered deposits	(42)	(27)	(69)
Advances from FHLB	(1,436)	(391)	(1,827)
Subordinated debt	799	(249)	550
Total interest-bearing liabilities	(74)	(12,574)	(12,648)
Net change in net interest income	$3,572	$15,572	$19,144
The Company’s NIM increased from 3.32% for the nine months ended September 30, 2025 to 3.71% for the nine months ended September 30, 2026. Margins were higher due to a $99.1 million increase in interest-earning asset balances and a 6 bp increase in interest-earning asset yields. These positive movements were coupled with a lower cost of interest-bearing deposits. The increase in the average balances of interest-bearing deposits of $31.7 million was offset by a 43 bp decrease in the associated rates paid, as well as a $50.3 million decrease in the average balance of FHLB advances and a 103 bp decrease in the associated rates paid. Net accretion income impacted net interest margin by 28 bps and 22 bps for the nine months ended September 30, 2026 and 2025, respectively, which resulted in NIM excluding accretion of 3.43% and 3.10% for the same periods.

ACL and PCL
Refer to the discussion of the Bank’s ACL and PCL in the asset quality section in the analysis of financial condition in this management’s discussion and analysis of financial condition and results of operations.
Noninterest Income
Total noninterest income for the nine months ended September 30, 2026 decreased $729 thousand, or 3.0%, when compared to the same period in 2025. The decrease was primarily due to a $1.4 million decrease in other noninterest income and a $737 thousand decrease in mortgage banking revenue, partially offset by a $692 thousand increase in trust and investment fee income and a $398 thousand increase in interchange credits.
Noninterest Expense
Total noninterest expense for the nine months ended September 30, 2026 increased $5.5 million, or 5.3%, when compared to the same period in 2025. Noninterest expense line items increased primarily due to higher salaries and employee benefit expenses of $3.8 million, a $1.6 million increase in software and data processing expense and a $250 thousand increase in furniture and equipment expense. These increases were partially offset by lower amortization of intangible assets of $893 thousand during the nine months ended September 30, 2026. Software expenses are expected to decline from the prior quarters, reflecting cost savings achieved through the renegotiation of a significant vendor contract and continued systems consolidation efforts.
Income Taxes
The Company reported income tax expense of $17.4 million and $14.3 million for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate was 24.80% and 24.63% for the nine months ended September 30, 2026 and 2025, respectively.

ANALYSIS OF FINANCIAL CONDITION
Balance Sheet Summary
Total assets were $6.45 billion at September 30, 2026, an increase of $195.5 million, or 3.1%, when compared to $6.26 billion at December 31, 2025. The increase was primarily due to an increase in our investment securities portfolio of $101.7 million and an increase in cash and cash equivalents of $99.5 million, which were partially offset by a decrease in loans held for sale of $17.7 million. The ratio of the ACL as a percentage of loans was 1.21% and 1.20% at September 30, 2026 and December 31, 2025, respectively.
Cash and Cash Equivalents
Cash and cash equivalents totaled $455.1 million at September 30, 2026, compared to $355.6 million at December 31, 2025. Total cash and cash equivalents fluctuate due to transactions in process and other liquidity demands. Management believes liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and wholesale funding sources, and the portions of the investment and loan portfolios that mature within one year. The increase in cash and cash equivalents was primarily driven by seasonal surge in municipal deposits.
Investment Securities
The investment portfolio includes debt and equity securities. Debt securities are classified as either available for sale (“AFS”) or held to maturity (“HTM”). AFS investment securities are stated at estimated fair value based on market prices. They represent securities which may be sold as part of the asset/liability management strategy or in response to changing interest rates. Net unrealized holding gains and losses on these securities are reported net of related income taxes as accumulated other comprehensive income (“AOCI”) (loss), a separate component of stockholders’ equity. Investment securities in the HTM category are stated at cost adjusted for amortization of premiums and accretion of discounts and the ACL. We have the intent and ability to hold such securities until maturity. At September 30, 2026, 51.67% of the portfolio of debt securities was classified as AFS and 48.33% was classified as HTM, compared to 34.69% and 65.31%, respectively, at December 31, 2025. See Note 2 – “Investment Securities” in the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the composition of the investment portfolio.
Investment securities, including equity securities and restricted securities, totaled $761.1 million at September 30, 2026, an increase of $101.7 million, or 15.42%, compared to $659.4 million at December 31, 2025. At September 30, 2026, AFS securities, carried at fair value, totaled $380.8 million, compared to $220.4 million at December 31, 2025. At September 30, 2026, AFS securities consisted of 84.99% mortgage-backed securities, 5.19% U.S. government agency securities and 9.82% corporate bonds, compared to 88.50%, 9.36% and 2.14%, respectively, at December 31, 2025. At September 30, 2026, the gross unrealized losses on AFS securities were all related to changes in interest rates and were $15.7 million, or less than 1% of total assets and 3% of total stockholders’ equity. At September 30, 2026, the AOCI loss was $11.1 million, compared to $4.6 million at December 31, 2025.
At September 30, 2026, HTM securities, carried at amortized cost net of allowance, totaled $356.2 million, compared to $414.8 million at December 31, 2025. At September 30, 2026, HTM securities consisted of 77.53% mortgage-backed securities, 20.94% U.S. government agency securities and 1.53% other debt securities, compared to 73.06%, 25.26% and 1.68%, respectively, at December 31, 2025.
At September 30, 2026 and December 31, 2025, 83.47% and 86.82%, respectively, of the Bank’s carrying value of its available for sale and held to maturities securities consisted of securities issued or guaranteed by U.S. government agencies or government-sponsored agencies.
Credit Quality Information
The Company monitors the credit quality of HTM securities through credit ratings provided by Standard & Poor’s Rating Services and Moody’s Investor Services. Credit ratings express opinions about the credit quality of a security and are updated at each quarter end. Investment grade securities are rated BBB- or higher by S&P and Baa3 or higher by Moody’s and are generally considered by the rating agencies and market participants to be of low credit risk. Conversely, securities rated below investment grade, which are labeled as speculative grade by the rating agencies, are considered to have distinctively higher credit risk than investment grade securities. There were no speculative grade HTM securities at September 30, 2026 or December 31, 2025. HTM securities that are not rated are agency mortgage-backed securities sponsored by U.S. government agencies, as well as direct obligations of the agencies, with the remainder being subordinated debt securities of other banks.

The following tables present the amortized cost of HTM securities based on their lowest publicly available credit rating as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$3,638	$70,960	$—	$—	$—	$—	$74,598
Mortgage-backed securities	276,256	—	—	—	—	—	276,256
Other debt securities	—	1,457	2,000	1,000	—	1,000	5,457
Total held to maturity securities	$279,894	$72,417	$2,000	$1,000	$—	$1,000	$356,311

	December 31, 2025
	Investment Grade
($ in thousands)	Aaa	Aa1	A3	Baa1	Baa2	NR	Total
U.S. Treasury and government agency securities	$5,399	$99,437	$—	$—	$—	$—	$104,836
Mortgage-backed securities	303,129	—	—	—	—	—	303,129
Other debt securities	—	1,461	2,000	1,000	500	2,000	6,961
Total held to maturity securities	$308,528	$100,898	$2,000	$1,000	$500	$2,000	$414,926
Loans Held for Sale
The Company originates residential mortgage loans for sale on the secondary market, which are recorded at fair value. At September 30, 2026 and December 31, 2025, the fair value of loans held for sale amounted to $14.9 million and $32.5 million, respectively. The Bank makes certain representations to purchasers in the sale of mortgage loans related to loan ownership, loan compliance and legality, and accurate documentation. If a loan is found to be out of compliance with any of the representations subsequent to the date of purchase, the Bank may be required to repurchase the loan or indemnify the purchaser. During the three and nine months ended September 30, 2026, the Bank repurchased no loans. During the three and nine months ended September 30, 2025, the Bank repurchased one loan with an aggregate value of $523 thousand and two loans with an aggregate value of $938 thousand, respectively.
Loans Held for Investment
The following table summarizes the Company’s loan portfolio at September 30, 2026 and December 31, 2025.

($ in thousands)	September 30, 2026	% of Total Loans	December 31, 2025	% of Total Loans	Change ($)	Change (%)
Commercial real estate	$2,581,473	52.66%	$2,643,996	53.95%	$(62,523)	(2.4)%
Residential real estate	1,498,469	30.56	1,414,964	28.88	83,505	5.9
Construction	352,073	7.18	344,903	7.04	7,170	2.1
Commercial	236,276	4.82	226,006	4.61	10,270	4.5
Consumer	231,703	4.73	265,912	5.43	(34,209)	(12.9)
Credit cards	2,668	0.05	4,521	0.09	(1,853)	(41.0)
Total loans	4,902,662	100.00%	4,900,302	100.00%	2,360	0.0
Less: allowance for credit losses	(59,554)		(58,836)		(718)	1.2
Total loans, net	$4,843,108		$4,841,466		$1,642	0.0
CRE Loan Portfolio
The Company’s loan portfolio has a CRE loan concentration, which is generally defined as a combination of certain construction and CRE loans. The federal banking regulators have issued guidance for those institutions that are deemed to have concentrations in CRE lending. Pursuant to the supervisory criteria contained in the guidance for identifying institutions with a potential CRE concentration risk, institutions which have (1) total reported loans for construction, land development, and other land acquisitions which represent 100% or more of an institution’s total risk-based capital; or (2) total non-owner occupied CRE loans representing 300% or more of the institution’s total risk-based capital and the institution’s non-owner occupied CRE loan portfolio (including construction) has increased 50% or more during the prior 36 months are identified as having potential CRE concentration risk. Institutions that are deemed to have concentrations in CRE lending are expected to employ heightened levels of risk management with respect to their CRE portfolios and may be required to hold higher levels of capital. Non-owner occupied CRE loans, excluding land and construction loans, totaled $1.84 billion at both

September 30, 2026 and December 31, 2025, and as a percentage of the Bank’s Tier 1 Capital plus ACL were 319.58% and 342.55%, respectively.
Management has extensive experience in CRE lending and has implemented and continues to maintain heightened risk management procedures, as well as strong underwriting criteria with respect to the Bank’s CRE portfolio. Monitoring practices are part of the Bank’s credit and risk departments’ annual test plans and are adjusted as needed on a quarterly basis if external or internal conditions merit changes. The Bank’s CRE monitoring plans include stress testing analysis to evaluate changes in collateral values and changes in cash flow debt service coverage ratios as a result of increasing interest rates or declines in customer net operating revenues. The Bank may be required to maintain higher levels of capital as a result of CRE concentrations, which could require the Bank to obtain additional capital, or be required to sell/participate portions of loans, either of which may adversely affect shareholder returns.
Non-Owner Occupied CRE Loans

	September 30, 2026
($ in thousands)	Amount	Average Loan Size	% of Non-Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Retail	$458,804	$2,453	24.9%	9.4%
Office	324,461	1,482	17.6	6.6
Multifamily (5+ units)	274,637	2,452	14.9	5.6
Industrial/warehouse	204,460	1,636	11.1	4.2
1-4 family dwelling	5,522	158	0.3	0.1
Motel/hotel	210,818	4,134	11.4	4.3
Other(1)	364,659	642	19.8	7.4
Total non-owner occupied CRE loans(2)	1,843,361	1,607	100.0%	37.6%
Total portfolio loans, gross(3)	$4,902,662
____________________________________
(1)Other non-owner occupied CRE loans include commercial – improved loans of $168.7 million, self storage loans of $65.4 million, farm real estate loans of $47.7 million, restaurant loans of $41.2 million and other loans of $41.6 million.
(2)The balances for the non-owner occupied CRE portfolio as of September 30, 2026, as presented in this table, coincide with our internal evaluation of risk for the purpose of monitoring loan concentrations in accordance with internal and regulatory guidelines.
(3)Excludes loans held for sale of $14.9 million.
Owner Occupied CRE Loans

	September 30, 2026
($ in thousands)	Amount	Average Loan Size	% of Owner Occupied CRE Loans	% of Total Portfolio Loans, Gross
Loan type:
Commercial – improved	$221,044	$1,170	29.9%	4.5%
Office	122,515	533	16.6	2.5
Industrial/warehouse	95,282	690	12.9	1.9
Retail	72,151	668	9.8	1.5
Restaurant	53,584	992	7.3	1.1
Other(1)	173,536	1,045	23.5	3.6
Total owner occupied CRE loans	738,112	834	100.0%	15.1%
Total portfolio loans, gross(2)	$4,902,662
____________________________________
(1)Other owner occupied CRE loans include church loans of $51.3 million, fire/EMS building loans of $37.3 million, auto service center of $34.0 million and other loans of $51.0 million.
(2)Excludes loans held for sale of $14.9 million.
Office CRE Loan Portfolio
The Bank’s office CRE loan portfolio, which includes owner-occupied and non-owner-occupied CRE loans, was $447.0 million, or 9.1% of total loans of $4.90 billion at September 30, 2026. The Bank’s office CRE loan portfolio included $96.2 million, or 21.5% of total office

CRE loans, with medical tenants, and $66.9 million, or 15.0% of total office CRE loans, with government or government contractor tenants. At September 30, 2026, there were 449 loans in the office CRE loan portfolio, with an average and median loan size of $1.0 million and $399 thousand, respectively. Loan-to-value (“LTV”) estimates are less than or equal to 50% for $148.6 million, or 33.3% of the office CRE loan portfolio, and greater than 80% for $14.8 million, or 3.3% of the office CRE loan portfolio at September 30, 2026. LTV collateral values are based on the most recent appraisal, which varies from the initial loan boarding to interim credit reviews. LTV estimates for the office CRE loan portfolio as of September 30, 2026 are summarized in the table below and LTV collateral values are based on the most recent appraisal, which may vary from the appraised value at loan origination.

	September 30, 2026
LTV Range ($ in thousands)	Loan Count	Loan Balance	% of Office CRE
Less than or equal to 50%	216	$148,601	33.3%
Greater than 50% and less than or equal to 60%	77	130,024	29.1
Greater than 60% and less than or equal to 70%	80	113,224	25.3
Greater than 70% and less than or equal to 80%	60	40,307	9.0
Greater than 80%	16	14,820	3.3
Total	449	$446,976	100.0%
There were 14 office CRE loans with balances greater than $5.0 million, totaling $136.1 million at September 30, 2026, compared to 17 loans totaling $166.1 million at December 31, 2025. The decrease in this portfolio segment was the result of normal amortization and a $10.8 million transfer to other real estate owned (“OREO”). Of the office CRE portfolio balance, 80.3% of the loans were secured by properties in rural or suburban areas with limited exposure to metropolitan cities and 97.1% were secured by properties with five stories or less at September 30, 2026. Of the office CRE loans, $14.5 million will mature and $4.5 million will reprice prior to December 31, 2026. Of the office CRE loans, $8.2 million were classified as special mention or substandard at September 30, 2026. There were no charge-offs within the office CRE portfolio during the three and nine months ended September 30, 2026. During the third quarter of 2026, the Company foreclosed on an office property located in Virginia with a carrying value of $10.8 million. The property had previously been reported as a nonperforming asset in prior periods and was transferred to OREO during the quarter.
Maturity of Loan Portfolio
The following table sets forth the maturities and interest rate sensitivity of the loan portfolio at September 30, 2026. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as maturing within one year.

	September 30, 2026
($ in thousands)	Maturing Within One Year	Maturing After One But Within Five Years	Maturing After Five But Within 15 Years	Maturing After 15 Years	Total
Commercial real estate	$295,251	$886,290	$661,301	$738,631	$2,581,473
Residential real estate	64,328	131,240	118,546	1,184,355	1,498,469
Construction	224,232	100,649	25,609	1,583	352,073
Commercial	77,188	59,995	69,291	29,802	236,276
Consumer	2,218	82,454	86,014	61,017	231,703
Credit cards	1,344	1,224	100	—	2,668
Total	$664,561	$1,261,852	$960,861	$2,015,388	$4,902,662

Rate Terms:
Fixed-rate loans	$476,751	$1,059,871	$523,475	$240,798	$2,300,895
Adjustable-rate loans	187,810	201,981	437,386	1,774,590	2,601,767
Total	$664,561	$1,261,852	$960,861	$2,015,388	$4,902,662
Loans Related to Cannabis Business
Loan balances related to the cannabis business were $95.7 million and $86.2 million, or 1.95% and 1.76% of total gross loans, as of September 30, 2026 and December 31, 2025, respectively.
Credit Card Loans
Effective December 31, 2026, the Bank will terminate its credit card program. Substantially all outstanding balances are expected to be transferred to a third-party card issuer, repaid by customers, or converted to term loans. The Bank is executing a structured transition plan designed to ensure continuity for customers and an orderly wind-down of the program. The termination is not expected to have a material impact on the Bank's financial condition or results of operations.

Asset Quality
ACL and PCL
The ACL as a percentage of loans was 1.21% at September 30, 2026, compared to 1.20% at December 31, 2025. At September 30, 2026, the Company’s ACL increased $718 thousand to $59.6 million, from $58.8 million at December 31, 2025.
The Company recorded a PCL on loans and a provision on unfunded commitments in the consolidated statement of income of $5.3 million for the three months ended September 30, 2026, compared to $3.0 million for the three months ended September 30, 2025, primarily due to higher multifamily loan-related charge-offs and a specific reserve. Net charges-offs were $4.8 million, or 0.10% of average loans, for the three months ended September 30, 2026, compared to $1.8 million, or 0.04% of average loans, for the three months ended September 30, 2025. The increase in charge-offs in 2026 was primarily due to higher charge-offs related to multifamily loans. The ratio of annualized net charge-offs to average loans was 0.39% and 0.15% for the three months ended September 30, 2026 and 2025, respectively.
The Company recorded a PCL on loans and a provision on unfunded commitments in the consolidated statement of income of $6.2 million for the nine months ended September 30, 2026, compared to $5.5 million for the nine months ended September 30, 2025, primarily due to higher charge-offs and loan growth. Net charge-offs were $5.8 million, or 0.12% of average loans, for the nine months ended September 30, 2026, compared to net charge-offs of $3.0 million, or 0.06% of average loans, for the nine months ended September 30, 2025. The increase in charge-offs in 2026 was primarily due to higher charge offs in the multifamily portfolio. The ratio of annualized net charge-offs to average loans was 0.16% and 0.08% for the nine months ended September 30, 2026 and 2025, respectively.
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

	Three Months Ended September 30,
	2026			2025
($ in thousands)	ACL Balance	Average Loan Balance(1)	%(2)	ACL Balance	Average Loan Balance(1)	%(2)
Commercial real estate	$22,162	$2,618,370	0.85%	$21,069	$2,615,409	0.81%
Residential real estate	24,306	1,487,027	1.63	22,810	1,372,489	1.66
Construction	5,208	341,366	1.53	6,221	347,574	1.79
Commercial	3,242	224,741	1.44	3,642	219,002	1.66
Consumer	4,517	239,114	1.89	5,702	289,729	1.97
Credit cards	119	3,293	3.61	110	5,213	2.11
Total	$59,554	$4,913,911	1.21	$59,554	$4,849,416	1.23
____________________________________
(1)Excludes loans held for sale.
(2)ACL balance as a percent of average loan balance of each category.

	Nine Months Ended September 30,
	2026			2025
($ in thousands)	ACL Balance	Average Loan Balance(1)	%(2)	ACL Balance	Average Loan Balance(1)	%(2)
Commercial real estate	$22,162	$2,602,270	0.85%	$21,069	$2,576,893	0.82%
Residential real estate	24,306	1,457,096	1.67	22,810	1,351,571	1.69
Construction	5,208	342,654	1.52	6,221	350,883	1.77
Commercial	3,242	218,223	1.49	3,642	225,322	1.62
Consumer	4,517	250,443	1.80	5,702	297,543	1.92
Credit cards	119	3,925	3.03	110	6,002	1.83
Total	$59,554	$4,874,611	1.22	$59,554	$4,808,214	1.24
____________________________________
(1)Excludes loans held for sale.
(2)ACL balance as a percent of average loan balance of each category.

The following tables present the net charge-offs or recoveries by average loan portfolio category as of the dates indicated.

	Three Months Ended September 30,
	2026			2025
($ in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance(1)	Net Charge-off (Recovery) %	Net Charge-offs (Recoveries)	Average Loan Balance(1)	Net Charge-off (Recovery) %
Commercial real estate	$3,896	$2,618,370	0.59%	$109	$2,615,409	0.02%
Residential real estate	(9)	1,487,027	0.00	(141)	1,372,489	(0.04)
Construction	(12)	341,366	(0.01)	—	347,574	—
Commercial	(26)	224,741	(0.05)	435	219,002	0.79
Consumer(2)	994	239,114	1.65	1,328	289,729	1.82
Credit cards	6	3,293	0.72	94	5,213	7.15
Total	$4,849	$4,913,911	0.39	$1,825	$4,849,416	0.15

	Nine Months Ended September 30,
	2026			2025
($ in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance(1)	Net Charge-off (Recovery) %	Net Charge-offs (Recoveries)	Average Loan Balance(1)	Net Charge-off (Recovery) %
Commercial real estate	$3,960	$2,602,270	0.20%	$31	$2,576,893	0.00%
Residential real estate	102	1,457,096	0.01	(144)	1,351,571	(0.01)
Construction	(13)	342,654	(0.01)	(1)	350,883	0.00
Commercial	128	218,223	0.08	350	225,322	0.21
Consumer(2)	1,543	250,443	0.82	2,267	297,543	1.02
Credit cards	99	3,925	3.37	525	6,002	11.69
Total	$5,819	$4,874,611	0.16	$3,028	$4,808,214	0.08
____________________________________
(1)Excludes loans held for sale.
(2)Includes the marine portfolio.
Classified Assets
Classified assets are substandard loans, repossessed assets and OREO. The following tables present the Company’s classified assets by loan portfolio category at September 30, 2026 and December 31, 2025.

	September 30, 2026
($ in thousands)	Classified Loans	Other Real Estate Owned	Repossessed Assets	Total Classified Assets
Commercial real estate	$72,030	$10,781	$—	$82,811
Residential real estate	12,022	—	—	12,022
Construction	76	—	—	76
Commercial	6,078	—	—	6,078
Consumer	80	—	2,694	2,774
Credit cards	15	—	—	15
Total	$90,301	$10,781	$2,694	$103,776

	December 31, 2025
($ in thousands)	Classified Loans	Other Real Estate Owned	Repossessed Assets	Total Classified Assets
Commercial real estate	$40,677	$—	$—	$40,677
Residential real estate	11,084	—	—	11,084
Construction	331	113	—	444
Commercial	4,255	—	—	4,255
Consumer	971	—	2,879	3,850
Credit cards	48	—	—	48
Total	$57,366	$113	$2,879	$60,358
The following table presents the Company’s total classified assets as a percentage of total assets and risk-based capital at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Total classified assets as a percentage of total assets	1.61%	0.96%
Total classified assets as a percentage of risk-based capital	14.81	9.14
Classified assets increased $43.4 million to $103.8 million, or 1.61% of total assets, at September 30, 2026, from $60.4 million, or 0.96% of total assets, at December 31, 2025.
Special Mention Loans
The following table presents the Company’s special mention loans by loan portfolio category at September 30, 2026 and December 31, 2025.

($ in thousands)	September 30, 2026	December 31, 2025
Commercial real estate	$35,276	$52,347
Residential real estate	19,207	19,065
Commercial	165	1,318
Consumer	—	671
Total special mention loans	$54,648	$73,401
Special mention loans decreased to $54.6 million at September 30, 2026, compared to $73.4 million at December 31, 2025. As of September 30, 2026, there were three special mention loans with individual balances greater than $5.0 million, totaling $33.3 million. During the third quarter of 2026, the Company transferred one multifamily loan to nonperforming assets that was previously considered a special mention loan of $19.2 million. The remaining loans consist primarily of multifamily commercial real estate and other commercial real estate exposures.
Nonperforming Assets
Nonperforming assets were $81.8 million and $43.2 million, or 1.27% and 0.69% of total assets, as of September 30, 2026 and December 31, 2025, respectively. Nonperforming assets included three large loans with an aggregate loan balance of $48.2 million. These nonaccrual loans primarily consist of multifamily real estate loans with collateral in Virginia and North Carolina. As of September 30, 2026, these loans had been partially charged-off by $3.9 million, reflecting updated, lower appraisals and carried specific reserves of $3.1 million. The decline in appraised values was driven by property-specific factors, including unanticipated capital investment requirements and financial stress among a tenant base disproportionately affected by inflation. Management believes these conditions are specific to the underlying properties and are not indicative of broader portfolio trends. When comparing September 30, 2026 to September 30, 2025, nonperforming assets increased $53.7 million, primarily due to an increase in nonaccrual loans of $43.8 million, and an increase in other real estate and repossessed marine and auto assets of $9.9 million. Substandard loans, which include nonaccrual loans and accruing loans 90 days or more past due, were $90.3 million at September 30, 2026 compared to $48.5 million at September 30, 2025.

The following table summarizes our nonperforming assets as of September 30, 2026 and December 31, 2025.

($ in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans	$68,214	$39,960
Loans 90 days or more past due and still accruing	80	255
Other real estate owned	10,781	113
Repossessed assets	2,694	2,879
Total nonperforming assets	$81,769	$43,207

Nonaccrual loans as a percent of total loans	1.39%	0.82%
Nonperforming assets as a percent of total loans, other real estate owned and repossessed property	1.66%	0.88%
Nonaccrual loans as a percent of total assets	1.06%	0.64%
Nonperforming assets as a percent of total assets	1.27%	0.69%
Off-Balance Sheet Credit Exposure Reserve
The Company’s reserve for off-balance sheet credit exposure was $1.7 million and $2.0 million at September 30, 2026 and December 31, 2025, respectively. The Company monitors line of credit usage and did not see substantive increases in usage or expected usage during the three and nine months ended September 30, 2026.

Deposits
The following table presents the components of our deposit portfolio at September 30, 2026 and December 31, 2025.

($ in thousands)	September 30, 2026		December 31, 2025
	Balance	% of Total Deposits	Balance	% of Total Deposits	Change ($)	Change (%)
Noninterest-bearing deposits	$1,617,258	28.39%	$1,587,953	28.69%	$29,305	1.8%
Interest-bearing deposits:
Interest-bearing checking	1,069,480	18.77	852,585	15.41	216,895	25.4
Money market and savings	1,758,063	30.87	1,814,928	32.80	(56,865)	(3.1)
Time deposits	1,250,723	21.96	1,267,487	22.90	(16,764)	(1.3)
Brokered deposits	803	0.01	10,911	0.20	(10,108)	(92.6)
Total interest-bearing	4,079,069	71.61	3,945,911	71.31	133,158	3.4

Total deposits	$5,696,327	100.00%	$5,533,864	100.00%	$162,463	2.9
Total deposits increased $162.5 million, to $5.70 billion at September 30, 2026 when compared to December 31, 2025. The year-to-date increase in total deposits was primarily due to an increase in interest-bearing checking accounts of $216.9 million, partially offset by a decrease in money market and savings accounts of $56.9 million and a decrease in time deposits of $16.8 million. Core deposits, which exclude municipal and cannabis deposits, increased by $81.9 million, or 1.9%, during the same period.
Total estimated uninsured deposits were $1.04 billion, or 18.3% of total deposits, at September 30, 2026 and $937.2 million, or 16.9% of total deposits, at December 31, 2025. At September 30, 2026, there were $163.8 million included in uninsured deposits that the Bank secured using the market value of pledged collateral. The Bank’s uninsured deposits at September 30, 2026, excluding the market value of pledged collateral, were $877.1 million, or 15.4% of total deposits.
The Bank is required to monitor large deposit relationships and concentration risks in accordance with regulatory guidance. This includes monitoring deposit concentrations and maintaining fund management policies and strategies that take into account potentially volatile concentrations and significant deposits that mature simultaneously. Regulatory guidance defines a large depositor as a customer or entity that owns or controls 2% or more of the Bank’s total deposits. At September 30, 2026, the Bank had three local municipal customer deposit relationship that exceeded 2% of total deposits, totaling $608.7 million, which represented 10.63% of total deposits of $5.72 billion. At December 31, 2025, there were three customer deposit relationships that exceeded 2% of total deposits, totaling $539.0 million, which represented 9.70% of total deposits of $5.56 billion. Deposit balances related to the cannabis business were $178.4 million and $159.4 million, or 3.13% and 2.88% of total deposits, as of September 30, 2026 and December 31, 2025, respectively.
Wholesale Funding – Short-Term Borrowings
The Company borrows from the FHLB on a short-term basis to meet liquidity needs. There were no short-term borrowings outstanding as of September 30, 2026 and December 31, 2025.
The Company’s wholesale funding, which includes FHLB advances and brokered deposits, was $803 thousand and $10.9 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, the Company had $803 thousand of brokered deposits and no FHLB advances or securities sold under agreements to repurchase or overnight borrowings from correspondent banks. At December 31, 2025, the Company had $10.9 million of brokered deposits and no FHLB advances or securities sold under agreements to repurchase or overnight borrowings from correspondent banks.
Long-Term Debt
The Company occasionally borrows from the FHLB to meet longer-term liquidity needs, specifically to fund loan growth when liquidity from deposit growth is not sufficient. The Company had no long-term borrowings with the FHLB as of September 30, 2026.
In November 2025, the Company issued $60.0 million in subordinated debt maturing in 2035, carrying a fixed interest rate of 6.25% through November 2030. The proceeds were used to fully redeem two existing subordinated debt issuances totaling $44.5 million.
As a result of the merger with Severn Bancorp, Inc., effective October 31, 2021, the Company assumed liability for Junior Subordinated Debentures due in 2035, which had an outstanding principal balance of $20.6 million. The debt balances of $19.1 million at September 30, 2026 and $19.0 million at December 31, 2025 were presented net of fair value adjustments of $1.5 million and $1.7 million, respectively.

Additionally, as a result of the merger with The Community Financial Corporation in 2023, the Company assumed liability for Junior Subordinated Debentures with an outstanding principal balance of $12.4 million. The debt balances of $11.3 million and $11.2 million were presented net of fair value adjustments of $1.1 million and $1.2 million at September 30, 2026 and December 31, 2025, respectively.
Stockholders’ Equity
Total stockholders’ equity increased $29.4 million, or 5.0%, to $619.3 million at September 30, 2026 when compared to December 31, 2025, primarily due to $52.7 million of net income, partially offset by dividends declared of $13.5 million, an increase in accumulated other comprehensive loss of $6.5 million and $4.3 million to repurchase 188,099 shares of the Company’s common stock through the Repurchase Program.

($ in thousands, except per share data)	September 30, 2026	December 31, 2025	Change ($)	Change (%)
Common stock, $0.01 par value per share	$333	$334	$(1)	(0.3)%
Additional paid-in capital	357,207	360,554	(3,347)	(0.9)
Retained earnings	272,851	233,578	39,273	16.8
Accumulated other comprehensive loss	(11,092)	(4,593)	(6,499)	141.5
Total stockholders’ equity	$619,299	$589,873	$29,426	5.0

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
The Company derives liquidity through increased customer deposits, cash flow from the investment portfolio, loan repayments, borrowings and income from earning assets. The net increase in cash and cash equivalents was $99.5 million for the nine months ended September 30, 2026, compared to a net decrease of $43.3 million for the nine months ended September 30, 2025. The increase in cash and cash equivalents during the nine months ended September 30, 2026 was primarily due to a $133.2 million increase in interest-bearing deposits and a $29.3 million increase in noninterest-bearing deposits, partially offset by a $9.1 million decrease in loans.
To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. At September 30, 2026, the Bank had approximately $2.23 billion of available liquidity, including $455.1 million in cash and cash equivalents, $379.9 million in unpledged securities, $38.0 million in secured borrowing capacity with the FRB and $912.7 million in secured borrowing capacity at the FHLB of Atlanta, partially offset by a letter of credit of $33.7 million. In addition, the Bank has arrangements with other correspondent banks whereby it has $444.7 million available in federal funds lines of credit and a reverse repurchase agreement available to meet any short-term needs that may not otherwise be funded by the Bank’s portfolio of readily marketable investments that can be converted to cash. Through the FHLB, the Bank had available lendable collateral of approximately $912.7 million and $788.1 million at September 30, 2026 and December 31, 2025, respectively. The Bank has pledged, under a blanket lien, all qualifying residential and commercial real estate loans under borrowing agreements with the FHLB of Atlanta. The Bank has pledged investment securities with the FRB under the FRB Discount Window program.

The following table presents the Company’s liquidity in use and liquidity available as of September 30, 2026.

	September 30, 2026
($ in thousands)	Liquidity in Use	Liquidity Available
FHLB secured borrowings(1)	$33,667	$912,733
Unsecured federal fund purchase lines	—	444,667
FRB discount window	—	37,960

Unpledged assets
Cash and cash equivalents	N/A	$455,051
Investment securities	N/A	379,940
Total	$33,667	$2,230,351
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company to maintain minimum ratios of common equity Tier 1 (“CET1”), Tier 1, and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 1,250%. The Bank and Company are also required to maintain capital at a minimum level based on quarterly average assets, which is known as the leverage ratio. The Bank was deemed “well-capitalized” under applicable regulatory capital requirements at September 30, 2026.
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
As of September 30, 2026, the Bank and the Company were in compliance with all applicable regulatory capital requirements to which they were subject, and the Bank was classified as “well-capitalized” for purposes of the PCA regulations. The following tables present the applicable capital ratios for the Company and the Bank as of September 30, 2026 and December 31, 2025.

September 30, 2026	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	9.52%	11.43%	12.06%	14.53%
The Bank	9.99	12.65	12.65	13.90

December 31, 2025	Tier 1 Leverage Ratio	Common Equity Tier 1 Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio
The Company	8.82%	10.52%	11.15%	13.61%
The Bank	9.30	11.75	11.75	13.00
On August 20, 2026, the Company announced that its Board of Directors declared a cash dividend of $0.14 per share, payable on September 16, 2026, to holders of record of shares of common stock as of September 2, 2026.

The Company has no business other than holding the stock of the Bank and does not currently have any material funding requirements, except for the payment of dividends on common stock, and the payment of interest on subordinated debentures and subordinated notes, and noninterest expense.
In May 2026, our Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock over the next 12 months (the “Repurchase Program”). During the three months ended September 30, 2026, the Company repurchased 148,006 shares of its common stock at an average cost of $23.02 per share, or $3.4 million in aggregate. During the nine months ended September 30, 2026, the Company repurchased 188,099 shares of its common stock at an average cost of $22.84 per share, or $4.3 million in aggregate.
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

($ in thousands, except per share data)	September 30, 2026	December 31, 2025
Total assets	$6,454,360	$6,258,818
Less: intangible assets
Goodwill	(63,266)	(63,266)
Core deposit intangible	(24,026)	(29,722)
Total intangible assets	(87,292)	(92,988)
Tangible assets	$6,367,068	$6,165,830

Total common equity	$619,299	$589,873
Less: intangible assets	(87,292)	(92,988)
Tangible common equity	$532,007	$496,885

Common shares outstanding at period end	33,305,321	33,413,503

Common equity to assets	9.60%	9.42%
Tangible common equity to tangible assets	8.36%	8.06%

Book value per common share at period end	$18.59	$17.65
Tangible book value per common share at period end	15.97	14.87

Return on Average Assets (“ROAA”)
ROAA is a financial ratio that measures the profitability of a company in relation to the average assets. This financial metric is expressed in the form of a percentage which is equal to net income divided by the average assets for a specific period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$16,771	$14,348	$52,724	$43,619
Annualized net income	$66,537	$56,924	$70,492	$58,318

Net income	$16,771	$14,348	$52,724	$43,619
Add: amortization of other intangible assets, net of tax	1,311	1,541	4,283	4,966
Adjusted net income – non-GAAP	18,082	15,889	57,007	48,585
Annualized adjusted net income – non-GAAP	$71,738	$63,038	$76,218	$64,958

Average assets	$6,177,210	$6,020,574	$6,144,134	$6,056,883

Return on average assets	1.08%	0.95%	1.15%	0.96%
Adjusted return on average assets – non-GAAP	1.16%	1.05%	1.24%	1.07%
Return on Average Common Equity (“ROACE”)
ROACE is a financial ratio that measures the profitability of a company in relation to the average stockholders’ equity. This financial metric is expressed in the form of a percentage which is equal to net income divided by the average stockholders’ equity for a specific period of time.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$16,771	$14,348	$52,724	$43,619
Annualized net income	$66,537	$56,924	$70,492	$58,318

ROACE	10.65%	9.96%	11.52%	10.43%

Average stockholders’ equity	$624,644	$571,247	$612,148	$559,301

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

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income	$16,771	$14,348	$52,724	$43,619
Add: amortization of other intangible assets, net of tax	1,311	1,541	4,283	4,966
Net income excluding amortization of other intangible assets – non-GAAP	$18,082	$15,889	$57,007	$48,585
Annualized net income excluding amortization of other intangible assets – non-GAAP	$71,738	$63,038	$76,218	$64,958

ROATCE – non-GAAP	13.37%	13.27%	14.60%	14.09%

Average stockholders’ equity	$624,644	$571,247	$612,148	$559,301
Less: Average goodwill and core deposit intangible	(88,226)	(96,074)	(90,119)	(98,260)
Average tangible common equity	$536,418	$475,173	$522,029	$461,041

Adjusted Efficiency Ratio – Non-GAAP
Adjusted efficiency ratio – non-GAAP is computed by dividing (i) noninterest expense less amortization of other intangible assets by (ii) the sum of taxable-equivalent NII and noninterest income. Adjusted efficiency ratio – non-GAAP may not be comparable to similar non-GAAP measures used by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025

Noninterest expense	$35,263	$34,379	$107,987	$102,536
Less: Amortization of other intangible assets	(1,741)	(2,039)	(5,696)	(6,589)
Adjusted noninterest expense	$33,522	$32,340	$102,291	$95,947

Efficiency ratio	56.15%	61.00%	58.58%	61.78%
Adjusted efficiency ratio – non-GAAP	53.30	57.30	55.41	57.73

Net interest income	$55,127	$48,418	$160,601	$141,479
Add: taxable-equivalent adjustment	91	83	266	244
Taxable-equivalent net interest income	$55,218	$48,501	$160,867	$141,723

Noninterest income	$7,675	$7,938	$23,749	$24,478
Adjusted noninterest income	$7,675	$7,938	$23,749	$24,478

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
It is management’s goal to manage the Bank’s portfolios so that NII at risk over 12 and 24-month periods and the economic value of equity at risk do not exceed policy guidelines at the various interest rate shock levels. As of September 30, 2026 and December 31, 2025, the Company did not exceed any Board-approved limits for the percentage changes in NII or economic value of equity.
Measures of NII at risk produced by simulation analysis are indicators of an institution’s short-term performance in alternative rate environments.
The following schedule estimates the changes in NII over a 12-month period for parallel rate shocks for up 400, 300, 200 and 100 bps, and down 100, 200 and 300 bps scenarios.

Change in Interest Rates:	+ 400 bps	+ 300 bps	+ 200 bps	+ 100 bps	- 100 bps	- 200 bps	- 300 bps
Policy limit	- 25%	- 20%	- 15%	-10%	- 10%	- 15%	- 20%

September 30, 2026	(7.4)%	(5.5)%	(3.6)%	(1.8)%	2.2%	4.0%	4.4%
December 31, 2025	(10.1)%	(7.5)%	(5.0)%	(2.5)%	1.8%	1.8%	0.9%
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

Change in Interest Rates:	+ 400 bps	+ 300 bps	+ 200 bps	+ 100 bps	- 100 bps	- 200 bps	- 300 bps
Policy limit	- 40%	- 30%	- 20%	- 10%	- 10%	- 20%	- 30%

September 30, 2026	(17.0)%	(12.1)%	(7.7)%	(3.5)%	1.4%	1.9%	0.2%
December 31, 2025	(18.9)%	(13.3)%	(8.4)%	(3.8)%	2.5%	1.9%	0.9%
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

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by SEC rules, the Company’s management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2026. The Company’s chief executive officer and chief financial officer participated in the evaluation. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures as of September 30, 2026 were effective.
Management’s annual report on internal control over financial reporting is located on page 55 of the 2025 Annual Report.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
In May 2026, the Company’s Board of Directors authorized the repurchase of up to $30.0 million of our outstanding common stock over the next 12 months (“the Repurchase Program”). Under the Repurchase Program, the shares may be repurchased from time to time through a combination of open market transactions at prevailing market prices, in privately negotiated transactions, through block trades and pursuant to any trading plan that may be adopted in accordance with Rules 10b5-1 and/or 10b-18 of the Exchange Act. The actual timing, number and value of shares repurchased under the Repurchase Program will be determined by management at its discretion and will depend on a number of factors, including the market price of the Company’s stock, general market and economic conditions, applicable legal requirements, and other factors. The Repurchase Program may be modified, amended or terminated by the Board of Directors at any time.
The following table provides information regarding purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the third quarter of 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased Under Repurchase Program	Maximum Remaining Dollar Value of Shares That May Be Purchased Under Repurchase Program
July 2026	48,931	$22.73	48,931	$27,995,227
August 2026	19,046	23.06	19,046	27,555,433
September 2026	80,029	23.18	80,029	25,698,110
Total current quarter to date	148,006	23.02	148,006
____________________________________
(1)Represents the average price paid per share, inclusive of commissions.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.    MINE SAFETY DISCLOSURES
This item is not applicable.
Item 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

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

SHORE BANCSHARES, INC.

Date: November 2, 2026	By:	/s/ James M. Burke
James M. Burke
President & Chief Executive Officer

Date: November 2, 2026	By:	/s/ Charles S. Cullum
Charles S. Cullum
Executive Vice President & Chief Financial Officer